Form 10-Q
period 1996-06-30
CENTURA BANKS INC
filed 1996-08-13
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 For the quarterly period ended JUNE 30, 1996
                                       or
[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities and
     Exchange Act of 1934 For the transition period from __________ to ________

Commission File Number:    1-10646

                               CENTURA BANKS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                              56-1688522
- --------------------------------------------------------------------------------
(State of Incorporation)                   (IRS Employer Identification No.)

   134 North Church Street, Rocky Mount, North Carolina              27804
- --------------------------------------------------------------------------------
(Address of principal executive office)                            (Zip Code)

                                  (91) 977-4400
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                       22,497,498
- --------------------------------------------------------------------------------
(Class of Stock)                       (Shares outstanding as of  July 31, 1996)

Exhibit Index on sequential page number 31.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       June 30, 1996 and 1995, and December 31, 1995                      4

       Consolidated Statements of Income -
       Three months and six months ended June 30, 1996 and 1995           5

       Consolidated Statement of Shareholders' Equity -
       Six months ended June 30, 1996                                     6

       Consolidated Statements of Cash Flows -
       Six months ended June 30, 1996 and 1995                            7

       Notes to Consolidated Financial Statements                         8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11-27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                28
Item 2.  Changes in Securities                                            28
Item 3.  Defaults upon Senior Securities                                  28
Item 4.  Submission of Matters to a Vote of Securities Holders            28
Item 5.  Other Information                                                28
Item 6.  Exhibits and Reports on Form 8-K                                 29

SIGNATURES                                                                30

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARY



                                                                   JUNE 30,           DECEMBER 31,
                                                         --------------------------- ---------------
(In thousands, except share data)                            1996             1995        1995
- ----------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                               $     213,693  $       225,039  $     261,974
Due from banks, interest-bearing                             11,431            8,152          8,295
Investment securities:
  Available for sale (cost of $1,080,296, $510,004,
     and $991,603, respectively)                          1,064,137          505,591        992,043
  Held to maturity (market value of $244,884,
     $548,938 and $303,662, respectively)                   246,765          549,067        300,919
Federal funds sold                                           21,470           43,690         32,183
Loans                                                     3,829,120        3,593,880      3,710,043
  Less allowance for loan losses                             56,297           52,282         53,452
- ----------------------------------------------------------------------------------------------------
    Net loans                                             3,772,823        3,541,598      3,656,591
Bank premises and equipment                                  87,599           83,842         83,946
Other assets                                                213,165          154,816        167,456
- ----------------------------------------------------------------------------------------------------
Total assets                                          $   5,631,083  $     5,111,795  $   5,503,407
====================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                         $     645,354  $       591,391  $     636,796
  Interest-bearing                                        3,267,497        3,081,551      3,180,825
  Time deposits over $100                                   362,425          374,349        474,798
- ----------------------------------------------------------------------------------------------------
    Total deposits                                        4,275,276        4,047,291      4,292,419
Borrowed funds                                              655,334          367,911        497,717
Long-term debt                                              233,668          204,677        226,866
Other liabilities                                            67,931           63,090         77,318
- ----------------------------------------------------------------------------------------------------
Total liabilities                                         5,232,209        4,682,969      5,094,320

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                       -                -              -
Common stock, no par value
    50,000,000 shares authorized; shares issued
    and outstanding of 22,499,295, 24,239,246
    and 23,126,200, respectively                            157,899          222,392        184,188
Common stock acquired by ESOP                                  (467)            (611)          (539)
Unrealized securities gains (losses), net                    (9,975)          (2,644)           621
Retained earnings                                           251,417          209,689        224,817
- ----------------------------------------------------------------------------------------------------
Total shareholders' equity                                  398,874          428,826        409,087
- ----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $   5,631,083  $     5,111,795  $   5,503,407
====================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARY


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                         ------------------------   ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)       1996         1995             1996         1995
- ---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans, including fees                                     $  87,178  $   80,824       $  172,625  $   152,948
Investment securities:
  Taxable                                                    20,395      14,034           41,226       27,227
  Tax-exempt                                                    643         742            1,429        1,528
Short-term investments                                          305         487              635          701
- --------------------------------------------------------------------------------------------------------------
Total interest income                                       108,521      96,087          215,915      182,404

INTEREST EXPENSE
Deposits                                                     38,214      35,428           78,798       64,498
Borrowed funds                                                8,286       5,110           15,309        9,701
Long-term debt                                                3,502       3,156            7,122        5,568
- --------------------------------------------------------------------------------------------------------------
Total interest expense                                       50,002      43,694          101,229       79,767
- --------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                          58,519      52,393          114,686      102,637
Provision for loan losses                                     2,325       2,065            4,325        3,884
- --------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          56,194      50,328          110,361       98,753

NONINTEREST INCOME
Service charges on deposit accounts                           8,486       6,929           16,330       13,426
Credit card and related fees                                  1,043         970            2,109        1,791
Other service charges, commissions and fees                   4,270       2,365            7,816        4,778
Fees for trust services                                       1,645       1,527            3,291        3,054
Mortgage income                                               2,768         801            6,065        1,929
Other noninterest income                                        938       1,901            1,877        3,064
Securities gains (losses), net                                  676        (696)           1,279         (621)
- --------------------------------------------------------------------------------------------------------------
Total noninterest income                                     19,826      13,797           38,767       27,421

NONINTEREST EXPENSE
Personnel                                                    24,653      21,087           48,758       40,750
Occupancy                                                     2,924       2,682            5,834        5,330
Equipment                                                     5,057       2,990            9,436        5,522
Foreclosed real estate losses and related
   operating expense                                            171          73              309          192
Other operating                                              16,945      14,594           33,171       28,730
- --------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    49,750      41,426           97,508       80,524
- --------------------------------------------------------------------------------------------------------------
Income before income taxes                                   26,270      22,699           51,620       45,650
Income taxes                                                  9,814       8,247           19,196       16,611
- --------------------------------------------------------------------------------------------------------------
NET INCOME                                                $  16,456  $   14,452       $   32,424  $    29,039
==============================================================================================================


NET INCOME PER COMMON SHARE
Primary                                                   $    0.71 $      0.62       $     1.39  $      1.27
Fully diluted                                                  0.71        0.62             1.39         1.27
==============================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Primary                                                   23,080,022 23,467,497      23,257,200    22,885,446
Fully diluted                                             23,080,022 23,485,648      23,257,200    22,915,030
==============================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

CENTURA BANKS, INC. AND SUBSIDIARY
SIX MONTHS ENDED JUNE 30, 1996



                                                                                        UNREALIZED
                                                                           COMMON       SECURITIES
                                                COMMON STOCK               STOCK          GAINS                           TOTAL
                                     --------------------------------     ACQUIRED      (LOSSES),         RETAINED     SHAREHOLDERS'
                                         SHARES           AMOUNT          BY ESOP          NET            EARNINGS       EQUITY
                                     ---------------   --------------    -----------   -------------    -----------   --------------
(DOLLARS IN THOUSANDS)

BALANCE, DECEMBER 31, 1995               23,126,200  $       184,188   $       (539)   $       621    $   224,817    $     409,087
NET INCOME                                   -                -              -              -               32,424           32,424
COMMON STOCK ISSUED:
  STOCK OPTION PLANS                        166,414            2,166         -              -              -                  2,166
REDEMPTION OF COMMON STOCK                 (793,319)         (28,455)        -              -              -                (28,455)
UNREALIZED SECURITIES LOSSES, NET          -                 -               -              (10,596)       -                (10,596)
OTHER                                      -                 -                   72         -                  141              213
CASH DIVIDENDS                             -                 -               -              -               (5,965)          (5,965)
                                     ---------------   --------------    -----------   -------------    -----------   --------------
BALANCE, JUNE 30, 1996                   22,499,295    $     157,899    $      (467)   $     (9,975)    $  251,417    $      398,874
                                     ===============   ==============   ============   =============  =============   ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTURA BANKS, INC. AND SUBSIDIARY

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                     ---------------------------------------------
(Dollars in thousands)                                                                    1996                         1995
                                                                                     ---------------              ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $         32,424             $          29,039
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                              4,325                         3,884
       Depreciation and amortization                                                          6,539                         4,949
       Decrease in deferred income taxes                                                     (3,887)                       (4,865)
       Loan fees deferred, net                                                               (4,120)                       (1,264)
       Bond premium amortization and discount accretion, net                                  1,555                           649
       (Gain) loss on sales of investment securities                                         (1,279)                          621
       Proceeds from sales of mortgage loans held for sale                                  226,207                       143,501
       Originations, net of principal repayments, of mortgage loans held for sale          (228,258)                     (165,772)
       Increase in accrued interest receivable                                               (1,463)                       (4,380)
       Increase (decrease) in accrued interest payable                                       (4,202)                        5,567
       Net (increase) decrease in other assets and liabilities                              (38,722)                        8,669
                                                                                     ---------------              ----------------
           Net cash provided by operating activities                                        (10,881)                       20,598
                                                                                     ---------------              ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (236,214)                     (271,755)
Purchases of:
       Securities available for sale                                                       (346,198)                     (175,820)
       Securities held to maturity                                                          (36,667)                      (72,192)
       Premises and equipment                                                                (8,531)                       (8,717)
Proceeds from:
       Sales of securities available for sale                                               288,667                       133,658
       Maturities and issuer calls of securities available for sale                          86,713                        12,316
       Maturities and issuer calls of securities held to maturity                            95,148                        90,614
       Sales of foreclosed real estate                                                        1,393                           738
       Dispositions of premises and equipment                                                 1,102                         1,874
Net (increase) decrease in federal funds sold                                                10,713                        25,975
Cash acquired, net of cash paid, in purchase acquisitions                                         -                        14,132
                                                                                     ---------------              ----------------
       Net cash used by investing activities                                               (143,875)                     (249,177)
                                                                                     ---------------              ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                         (17,143)                       99,831
Net increase in short-term borrowings                                                       157,617                        75,257
Proceeds from issuance of long-term debt                                                     31,600                        84,988
Repayment of long-term debt                                                                 (24,798)                       (7,411)
Cash dividends paid                                                                         (11,377)                       (8,034)
Proceeds from issuance of common stock, net                                                   2,166                         1,537
Redemption of common stock                                                                  (28,455)                      (19,401)
                                                                                     ---------------              ----------------
       Net cash provided by financing activities                                            109,610                       226,767
                                                                                     ---------------              ----------------

Decrease in cash and cash equivalents                                                       (45,145)                       (1,812)

Cash and cash equivalents at January 1                                                      270,269                       235,003
                                                                                     ---------------              ----------------
Cash and cash equivalents at June 30                                               $        225,124             $         233,191
                                                                                     ===============              ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
       Interest                                                                    $        105,431             $          73,940
       Income taxes                                                                          21,084                        18,749
Noncash transactions:
       Loans securitized into mortgage-backed securities                                    122,982                        56,971
       Stock issued in purchase acquisitions                                                      -                        75,793
       Unrealized securities gains (losses), net                                            (17,103)                       15,521
       Other                                                                                    213                           247
       Loans transferred to foreclosed property                                               1,154                           691
                                                                                     ===============              ================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiary

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiary, Centura Bank (the "Bank"). The Bank has the following wholly-owned subsidiaries: Centura Securities, Inc., Centura Insurance Services, Inc., CB Services Corp., CBRM, Inc., and Pepco, Inc. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The merger of First Commercial Holding Corporation ("FCHC") with and into Centura was completed February 27, 1996. As this transaction was accounted for as a pooling-of-interests, all financial data previously reported prior to the date of merger has been restated as though FCHC had been combined for the periods presented. For the completed acquisitions accounted for under the purchase method of accounting, the financial position and results of operations of each entity acquired were not included in the consolidated financial statements until the consummation date of the transaction.

Note 2:  Acquisitions

Acquisition activity for 1996 and 1995 is summarized below. Data for the completed acquisitions are as of the date of acquisition:

                    Institution                       Acquisition Date  Offices  Assets   Loans    Deposits
(dollars in millions)

COMPLETED ACQUISITIONS
First Commercial Holding Corporation ("FCHC")             2/27/96          8       $ 172    $ 120    $ 140
Deposit assumption from Essex Savings Bank, FSB           7/26/96        ----         71    ----        71
("Essex") (4)
Cleveland Federal Bank, A Savings Bank ("Cleveland")      3/30/95          2          86       69       74
First Southern Bancorp, Inc. ("First Southern")            6/2/95          8         325      224      266

PENDING ACQUISITIONS
First Community Bank, Gastonia  (1)(3)                     -----           5      $ 123     $  82    $ 101
FirstSouth Bank, Burlington  (2)(3)                        -----           5        178       132      158
Equity interest of 49% in First Greensboro Home            -----         -----    -----     -----    -----
Equity, Inc (2).


(1)  Consummation   of  transaction  is  expected  in  third  quarter  of  1996.
     Acquisition to be accounted for as a purchase.
(2) Consummation of transaction is expected in fourth quarter of 1996. Merger to be accounted for as a pooling-of-interests.
(3)  Financial data as of June 30, 1996.
(4)  Transaction was accounted for as a purchase.

On July 26, 1996, Centura consummated its assumption of deposit liabilities and the acquisition of certain deposit-related loans of the branch offices operated by Essex in Greensboro, Raleigh, and Wilmington, North Carolina. Centura did not open the branch offices of Essex, but consolidated the deposits into existing Centura branches. Centura paid a 1% deposit premium for the assumed deposits. Since the transaction was accounted for under the purchase method of accounting and was consummated after June 30, 1996, the impact of this transaction is appropriately not included in the consolidated financial statements presented.

On March 30, 1995, Centura consummated its acquisition of Cleveland, a federally-chartered savings bank headquartered in Shelby, North Carolina, with and into the Bank. The merger was consummated through the issuance of 3.381 shares of Centura's common stock for each share of outstanding common stock of Cleveland, or 645,719 shares. The purchase price exceeded the fair value of net assets acquired by $6.9 million, which amount was recorded as goodwill, included in other assets on the consolidated balance sheet. Centura's board of directors approved the repurchase of up to 100 percent of the shares issued to consummate this transaction.

On June 2, 1995, Centura consummated its acquisition of First Southern, a North Carolina savings bank holding company headquartered in Asheboro, North Carolina, with and into Centura. In addition, First Southern Savings Bank, Inc., SSB, First Southern's wholly-owned North Carolina savings bank subsidiary, was merged with and into the Bank. Centura issued 2,165,791 shares of common stock for each of the outstanding shares of First Southern and for each of the shares of First Southern subject to issuance upon the exercise of options to purchase such shares. Goodwill of approximately $18.8 million was recorded, representing the excess of the purchase price over the fair value of net assets acquired. Centura's board of directors approved the repurchase of up to 100 percent of the shares issued to consummate this transaction.

On February 27, 1996, Centura consummated its acquisition of FCHC, a Delaware bank holding company with its principal offices in Asheville, North Carolina, with and into Centura. In addition, First Commercial Bank, FCHC's wholly owned North Carolina state bank subsidiary, was merged with and into the Bank. The merger was consummated through the issuance of .63 shares of Centura's common stock for each share of outstanding common stock of FCHC or 1,607,564 shares. Centura's board of directors has approved the repurchase of up to 9.9 percent of the shares issued. The transaction was accounted for as a pooling-of-interests; therefore, financial data of Centura previously reported prior to the date of the merger has been restated to include the accounts of both Centura and FCHC.

On March 20, 1996, Centura and First Community Bank, a North Carolina bank corporation with its principal headquarters in Gastonia, executed an agreement to merge First Community with and into Centura Bank. Pursuant to the agreement, shareholders of First Community will receive .96 shares of Centura common stock for each share of First Community common stock, subject to possible adjustment as described in the agreement. Centura's board of directors has approved the repurchase of up to 100 percent of the shares issued to consummate the transaction. Assuming satisfaction of certain conditions and requisite approvals, it is estimated that this merger will occur in the third quarter of 1996.

On April 18, 1996, Centura and FirstSouth Bank announced an agreement to merge. Centura will acquire all of the capital stock of FirstSouth Bank at an exchange ratio of .56 shares of its common stock for each issued and outstanding share of stock of FirstSouth Bank. The acquisition will be accounted for as a pooling. Centura's board of directors has approved the repurchase of up to 9.9 percent of the shares issued. It is estimated that this merger will occur in the fourth quarter of 1996.

On July 11, 1996, Centura announced that it entered into an agreement to purchase 49 percent of First Greensboro Home Equity, Inc. ("First Greensboro"). First Greensboro, headquartered in Greensboro, North Carolina, is a mortgage company operating approximately 31 offices in 10 states. The transaction is expected to be a cash purchase and providing the satisfaction of certain conditions and regulatory approvals, the anticipated closing is during the fourth quarter of 1996.

Note 3:  Reclassifications

Certain items in the June 30, 1995 consolidated financial statements have been reclassified to conform with the June 30, 1996 presentation. Such reclassifications had no impact on net income or shareholders' equity.

Note 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. As required, Centura adopted the provisions of this statement in the first quarter of 1996, but the impact of such adoption was immaterial. However, this statement could have a material impact on Centura's consolidated financial statements in future periods should an event or changes in circumstances occur in such future periods, requiring a review by management for impairment.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained, and which requires entities to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Centura adopted the provisions of the statement effective July 1, 1995.

The FASB published an implementation guide for SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The transition provisions included in this guide permitted a one-time opportunity for companies to reconsider their ability and intent to hold securities accounted for under SFAS No. 115 to maturity, allowing entities a one-time only opportunity to transfer securities from the held-to-maturity ("HTM") category without "tainting" their remaining HTM securities. Effective December 31, 1995, management transferred $243 million of investment securities from the HTM category to the available for sale category as allowed under the provisions of this implementation guide.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Centura has elected to continue to measure compensation cost using APB 25, and therefore, will make any appropriate disclosures in its financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not yet quantified these pro forma disclosures.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a holding company operating in North Carolina.

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. Table 1 provides a summary of this activity for 1995 and for 1996 through June 30, 1996. See also Note 2 of the notes to consolidated financial statements for additional detail on the acquisitions. All the financial institutions acquired were in North Carolina, allowing Centura to leverage upon its existing market presence, as well as expand into adjacent and complimentary markets. Centura will continue seeking to acquire healthy thrift and banking institutions. As evidenced by the pending First Greensboro transaction, Centura will also continue to evaluate the feasibility of investing in and acquiring non-traditional banking services allowed under current regulatory guidelines.

The merger of First Commercial Holding Corporation ("FCHC") with and into Centura Bank was completed February 27, 1996. As this transaction was accounted for as a pooling-of-interests, all financial data previously reported prior to the date of merger have been restated as though FCHC had been combined for the periods presented. The acquisitions completed in 1995 were accounted for under the purchase method of accounting; accordingly, the financial position and results of operations of each entity acquired were not included in the consolidated financial statements until consummation of the purchase.

SUMMARY

Centura recorded net earnings of $32.4 million for the six months ended June 30, 1996, an increase of $3.4 million or 11.7 percent from the same period in 1995. Earnings per fully diluted share were $1.39 compared to $1.27 for the prior period. For the second quarter of 1996, earnings increased $2.0 million to $16.5 million compared to the second quarter of 1995. Earnings per fully diluted share were $.71 compared to $.62 for the prior period. Specific highlights for the six months of 1996 are as follows:

(Bullet) Higher earning asset levels and an increase in noninterest income sources accounted for the majority of the increase in earnings between the two six month periods.
(Bullet) Taxable equivalent net interest income increased $12.6 million between the six month periods, despite a 38 basis point drop in the net interest margin to 4.55 percent for the first half of 1996.
(Bullet) The mix of average interest-bearing funding sources changed between the first six month periods. Interest-bearing deposits, with a lower cost of funds in the aggregate than external funding sources, declined to represent only 81.2 percent of interest-bearing liabilities versus 86.0 percent last year. Average loans with a higher average yield than securities and short-term investments declined to represent 72.3 percent of average interest-earning assets for the first half of 1996 versus 77.2 percent for the comparable period.
(Bullet) Nonperforming assets continued at low levels of $22.4 million at June 30, 1996, representing only .40 percent of total assets, compared to $21.2 million, or .41 percent of total assets at June 30, 1995, and up slightly from $22.1 million at December 31, 1995.
(Bullet) The allowance for loan losses was $56.3 million, representing 1.47 percent of total loans at June 30, 1996, compared to $52.3 million at June 30, 1995. Net charge-offs, continuing at low levels, were only .08 percent of average loans, compared to .11 percent for the first six months of 1995. The provision for loan losses was $4.3 million for the first six months of 1996 versus $3.9 million for the same period of 1995.
(Bullet) Noninterest income, before securities transactions, increased $9.4 million to $37.5 million or 33.7 percent over the $28.0 million recorded for the same period of 1995. Service charges on deposit accounts increased $2.9 million. Insurance and brokerage commissions accounted for $2.3 million of the increase, recording $5.4 million for the first six months of 1996. Mortgage income also increased dramatically, rising to $6.1 million compared to $1.9 million for the six month period of 1995. A key component was the impact arising from the increase in the capitalization of mortgage servicing rights.
(Bullet) Noninterest expense for the six months ended June 30, 1996, increased over the comparable period in 1995 by 21.1 percent to $97.5 million. The majority of the increase was seen in personnel. Professional fees included expenses related to the February 1996 acquisition of First Commercial Holding Corp. Centura continues to support the progress of technological and product initiatives, evidenced particularly within equipment expense, which increased $3.9 million between the six month periods.

INTEREST-EARNING ASSETS

For the six months ended June 30, 1996, average earning assets had increased to $5.1 billion, an increase of $889 million or 21.1 percent, over the average of $4.2 billion for the same period in 1995. At June 30, 1996, earning assets were $5.2 billion, up $473 million or 10.1 percent, over the level at June 30, 1995.

LOANS
Average loan volume increased to $3.7 billion for the first six months of 1996, up $434 million or 13.3 percent, over the same period in 1995. The loan growth trend has been present in all loan categories excluding residential mortgages, and has been funded principally by deposit growth, as well as increased short and long-term borrowings. Loans declined to represent 72.3 percent of average earning assets for the six months of 1996, compared to 77.2 percent for the same period of 1995. This decline was influenced by a slower pace of loan growth between the two half-year periods, which channeled additional funding sources into investment securities.

Loans at June 30, 1996, were $3.8 billion, an increase of $235 million, or 6.5 percent, compared to $3.6 billion at June 30, 1995, and up $119 million over loans at December 31, 1995. Loans of $293 million were acquired in connection with the Cleveland and First Southern acquisitions (the "1995 acquisitions"), predominantly in residential mortgage loans. During the first quarter of 1996, approximately $122 million of residential mortgage loans held in the loan portfolio were securitized. Loan growth from June 30, 1995 to June 30, 1996 was
10.0 percent without the effect of the securitization of the residential mortgage loans noted above. Loan growth has been strong in all loan categories. Table 2 summarizes total loans outstanding and the mix of loans being held. Residential mortgages decreased as a percent of total loans due to the securitization of loans mentioned above. Leasing grew 77 percent over the first six months of last year and continues to grow as a percent of total loans, as new leasing offices begin to develop new business.

Credit is extended by the Bank almost exclusively to customers in its market areas of North Carolina. The Bank's loan policies discourage engaging in foreign lending activities, having exposure in newly established ventures such as high technology start-up companies or highly speculative real estate development projects, and participating in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, minimizing substantial loan concentrations in any one industry.

The growth of the mortgage loan portfolio held by the Bank is managed to reduce long-term exposure to interest rate risk. The residential mortgage portfolio generally represents approximately 40 percent of the loan portfolio, though for 1996, it has declined to 35 percent, in part as a result of the securitization noted above. The volume of originations was $228 million for the first six months of 1996. Sales of residential mortgage loans held for sale for the period ending June 30, 1996 were $226 million indicating a steady turnover process of loans originated for sale. Sales during the comparable period of 1995 were approximately $144 million. The mortgage loan portfolio serviced for others grew to $2.1 billion compared to $1.4 billion at June 30, 1995 and $1.7 billion at December 31, 1995.

Mortgage loan activity also impacts noninterest income. Major components of mortgage income are net servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans. Mortgage income in total increased $4.2 million to $6.1 million for the first six months of 1996 versus $1.9 million for the comparable period last year. With the increase in the mortgage loan portfolio serviced for others, net servicing revenue increased to $2.5 million for the first six month period of 1996, a $707,000 increase over the comparable 1995 period. The sales activity for 1996 versus the comparable period in 1995, generated $911,000 in net marketing losses, compared to $2.0 million in losses last year. Offsetting the impact of these net marketing losses were gains recorded as a result of the capitalization of mortgage servicing rights totaling $3.3 million for the six months of 1996, compared to $921,000 last year. This increase is in part due to adopting SFAS No. 122 (see note 4 of the notes to consolidated financial statements) in July 1995.

The commercial loan portfolio represented 50.1 percent of the loan portfolio at June 30, 1996. Over 90 percent of these loans are secured. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and like secured loans, are supported by current financial statements and cash flow analyses.

Loans and other assets which were not performing in accordance with their original terms and past-due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

Loans as a percent of average earning assets had been increasing steadily since the beginning of 1994. However, the loans to earning assets ratio between the first six month periods decreased to 72.3 percent for 1996 compared to 77.2 percent for 1995. This turn had a negative effect on the net interest margin, as loans typically earn higher yields than investments. Taxable equivalent interest income generated by loans increased $19.6 million for the first six months of 1996 to $172.8 million compared to $153.2 million for the same period last year. Increased average loan volume of $434 million for the first six months of 1996 accounted for a $20.3 million increase in taxable equivalent interest income. Slight decreases in interest rates, as evidenced by a 9 basis point decline in the average loan yield to 9.31 percent from the previous six months in 1995, directly impacted the yields on the variable rate portion of the loan portfolio, decreasing taxable equivalent interest income by an additional $707,000. Approximately 80 percent of the commercial loan portfolio is variable rate, affected by changes in the prime rate or other various indices.

INVESTMENT SECURITIES
The investment portfolio at June 30, 1996 was $1.3 billion, up 24.3 percent from the $1.1 billion at June 30, 1995, and represented 23.3 percent and 20.6 percent of total assets at June 30, 1996 and 1995, respectively.

On average, investments during the first six months of 1996 were $1.4 billion or up 48.0 percent from the $940 million for the first half of 1995. As a percentage of earning assets, average investments increased to 27.3 percent as compared to 22.7 percent of earning assets, during the comparable period of 1995. Investment securities typically earn lower yields than loans thus contributing to the decline in the net interest margin between the two periods.

The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the US Government and its agencies and in high grade municipals so as to minimize any credit risk in the investment portfolio. At June 30, 1996, approximately

95 percent of the total investment portfolio consisted of obligations of the US Government and its agencies or investment grade state, county and municipal securities. The composition of the portfolio was 52 percent mortgage-backed securities and 36 percent US Government and agencies securities, compared to 36 percent and 48 percent, respectively, at December 31, 1995. Approximately 64 percent of the debt securities was in fixed rate investments at June 30, 1996.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. At June 30, 1996, 19 percent of the total investment portfolio, versus 52 percent for the comparable prior period, was classified as investment securities held to maturity (the "HTM portfolio"), which are stated at net amortized cost. This shift between periods occurred principally due to the transfer of $243 million of the HTM portfolio to the AFS category at December 31, 1995, as allowed under the provisions of the implementation guide published by the Financial Accounting Standards Board. See further description of the guide under note 4 of the notes to consolidated financial statements. Centura intends and has the ability to hold such HTM securities until maturity. At June 30, 1996, the amortized cost of the HTM portfolio was $244.9 million, which was $1.9 million more than its market value.

Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, are reported at fair value and will be used as a part of Centura's asset/liability management strategies and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At June 30, 1996, the recorded fair value of the AFS portfolio of $1.1 billion was $16.2 million less than cost, which difference has been recorded, net of tax, as a reduction of shareholders' equity. The increase in market decline between the two six-month periods was attributable to the change in the mix of securities held, the dollar size of the AFS portfolio, and increases in intermediate-term interest rates. Centura's liquidity position remains strong, alternative funding sources are abundant, and cash flows are provided by the AFS and HTM portfolios. This offers Centura flexibility in its asset/liability management strategies and if necessary, flexibility to invest and reinvest funds to increase the overall yield earned on investments.

Net realized gains of $1.3 million were generated during the first six months of 1996 from sales and issuer call activity, compared to net realized losses of $621,000 during the comparable 1995 period.

Taxable equivalent interest income contributed in the first six months of 1996 from investment securities was $45.4 million, an increase of $14.5 million over the $31.0 million earned in the comparable period of 1995. Average taxable investment securities comprise 26 percent of earning assets for the six months ended June 30, 1996 compared to 21 percent for the comparable period in 1995. Accordingly, the taxable equivalent interest income on investment securities increased $14.5 million with $14.1 million due to the increase in average volumes of the portfolio, and only $414,000 of the increase was earned from the rise in the yields earned. As supported by Table 3, the yield on the total investment portfolio has increased only three basis points from 6.48 percent to
6.51 percent.

FUNDING SOURCES

Total funding sources averaged $5.0 billion for the first six months of 1996, a $882 million or 21.3 percent increase from the average volume of $4.1 billion in the comparable 1995 period. Funding sources include total deposits, short-term borrowings and long-term debt.

DEPOSITS
On average, total deposits increased $556 million to $4.2 billion, or 15.3 percent over the first six months of 1995, in part as a result of the timing of the 1995 purchase acquisitions. The majority of the increase was in time deposits which increased on average $516 million for the period ended June 30, 1996 over the comparable period in 1995. As shown in Table 3, the yield on time deposits increased 33 basis points to 5.53 percent for the first half of 1996 from 5.20 percent for the same period in 1995 thus unfavorably impacting the cost of deposit funding and ultimately the net interest margin.

Transaction account balances (interest checking and noninterest-bearing demand deposits) on average increased 10.2 percent and remained relatively stable at 28 percent of total deposits, down slightly from 29.3 percent in the first six months of 1995. Money market accounts decreased 11.6 percent, savings decreased
6.9 percent and time deposits increased 28 percent over the first half of 1995. Large denomination time deposits averaged $419 million during the first six months of 1996, and increased as a percentage of the deposit mix to 10.0 percent of average total deposits from 8.4 percent last year. This provided an increasing effect to total interest expense, as such large denomination time deposits often command higher returns than other deposit sources. In addition, the mix of money market and savings accounts to average total deposits decreased for the first six months of 1996 to 15.7 percent compared to 19.9 percent, while total time deposits increased to 56.3 percent from 50.7 percent. These shifts also supported an increasing effect to total interest expense, as savings and money market rates are significantly lower than average time deposit yields, as evidenced in Table 3.

The deposit base at June 30, 1996 of $4.3 billion was up $228 million from the $4.0 billion level held at June 30, 1995 and consistent with the $4.3 billion at December 31, 1995. Deposit growth and mix patterns are affected greatly by the short-term interest rate environment and competition. While the decline in short-term rates influenced a decrease in the cost of interest checking, money market and savings accounts as detailed in Table 3, pricing to meet competitive pressures for deposit balances in 1996 resulted in a significant increase in the cost of time deposits, up 33 basis points to 5.53 percent. The total cost of interest-bearing deposits increased 22 basis points to 4.39 percent for first six months of 1996, compared to 4.17 percent for the comparable period. Also, there was a negative effect on the cost of deposits from the 1995 purchase acquisitions, both of which carried high concentrations of time deposits at higher rates than Centura.

Interest expense on deposits increased $14.3 million to $78.8 million for the first six months of 1996 versus $64.5 million for the comparable period of 1995. The change in average volume of deposits was responsible for an increase of $13.5 million in interest expense (exclusively due to time deposits), while the change in the rates paid for interest-bearing deposits caused interest expense to increase by an additional $786,000. Table 3 details the change in rates paid by deposit category and the corresponding change in volume.

OTHER FUNDING SOURCES
Average total deposit growth for the first six months of 1996, excluding the First Southern and Cleveland acquisitions consummated during 1995, was approximately 8 percent. With internal funding growth lagging earning asset growth, external funding sources were used more. External funding sources were
18.8 percent of total interest-bearing liabilities for the six months of 1996, compared to 14.0 percent for the comparable period in 1995. However, the use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $591.4 million, compared to the $334.0 million average volume for the period ending June 30, 1995. Interest expense on short-term borrowings increased by a net $5.6 million, comprised of a $6.8 million increase due to higher volume and a $1.2 million decline due to lower interest rates. The average rate paid for these funds declined 65 basis points to 5.21 percent. The average volume of long-term debt, consisting predominantly of FHLB advances, increased to $242.2 million during the first six months of 1996 compared to $173.7 million for the comparable prior six months. Interest expense on long-term debt increased by $1.2 million, principally due to the higher volume. The average rate paid on long-term debt decreased 56 basis points to 5.91 percent for the six months ending June 30, 1996.

NET INTEREST INCOME AND NET INTEREST MARGIN

As detailed in Table 3, taxable equivalent net interest income for the first half of 1996 increased by $12.6 million, or 12.0 percent, to $117.7 million, from $105.1 million in the comparable period of 1995. Most of the increase in net interest income was generated due to strong growth in earning assets. The increase in average earning asset volume of $888.5 million exceeded the rise in average interest-bearing liabilities volume of $816.5 million; accordingly, increases in average volumes benefited the taxable equivalent net interest margin by $12.1 million for the six months ended June 30, 1996. Changes in the rate environment and in the mix of funding sources used, caused a reduction in the net interest spread, producing a net decrease to net interest income of $414,000. More specifically, increases in loan and investment taxable equivalent income contributed $34.0 million to the taxable equivalent net interest margin and an increase in interest paid on time deposits negatively impacted the margin by $17.4 million.

The net interest margin for the six months ending June 30, 1996 decreased 38 basis points to 4.55 percent compared to 4.93 percent for the same period last year as depicted in Table 3. The net interest margin was strongly impacted by the difference in interest rate environments between the two periods. Earning assets earned 20 basis points less between the periods, with the average yield at 8.53 percent compared to 8.73 percent for the half year of 1995. Variable rate loans, in particular, were influenced by the lower interest rate environment, contributing strongly to the earning asset yield decline. Interest-bearing funding sources cost more between the two semi-annual periods, increasing 14 basis points to 4.58 percent versus 4.44 percent. The increase was due to the increased cost of time deposits, increasing to 5.53 percent versus
5.20 percent, principally as a result of increased competition for such funds. As shown in Table 3, the cost of all funding categories, other than time deposits, declined.

There will continue to be pressure on the net interest margin given the strong competition for deposits, the corresponding need to utilize other higher-costing funding sources and given the downward pressure on asset earning power in a steady to falling rate environment.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets continue to be controlled; consequently, additions to the allowance for loan losses have stabilized. The provision for loan losses was $4.3 million for the six months ending June 30, 1996, up $441,000 compared to $3.9 million for the same period of last year. The provision expense exceeded gross charge-offs by $900,000. Net charge-offs for the first six months of 1996, continuing at low levels, were $1.5 million, or .08 percent of average loans, compared to $1.8 million, or .11 percent of average loans for the prior year's period. Net charge-offs for the year ended December 31, 1995 were .13 percent of average loans. The allowance for loan losses was $56.3 million at June 30, 1996, representing 1.47 percent of loans outstanding, compared to $52.3 million, or
1.45 percent of loans outstanding a year ago, and compared to $53.5 million or
1.44 percent of loans outstanding at December 31, 1995. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses".

Nonperforming assets include nonperforming loans (comprised of nonaccrual loans and restructured loans) and foreclosed property (comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure). Nonperforming assets increased to $22.4 million at June 30, 1996 or .40 percent of total assets at the end of the period. Nonperforming loans accounted for principally all of the increase in nonperforming assets, representing $19.6 million at June 30, 1996, compared to $17.5 million the same time in 1995, and were slightly above the $19.3 million at December 31, 1995. Foreclosed property showed improvement between the June 30 periods, decreasing to $2.7 million at June 30, 1996 compared to $3.7 million at the end of the second quarter 1995, and down slightly from the $2.8 million at December 31, 1995. Nonperforming assets have been controlled as a result of sound lending policy, strong collection and workout efforts, and close monitoring of commercial real estate in particular. Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. At June 30, 1996, the allowance for loan losses is 2.87 times nonperforming loans, down from 2.98 times at June 30, 1995 but up from 2.78 times at December 31, 1995. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate.

Accruing loans past due ninety or more days were $7.1 million, $3.7 million and $6.1 million at June 30, 1996, June 30, 1995 and December 31, 1995, respectively, which represented .19 percent, .10 percent and

 .17 percent of outstanding loans, respectively. Accrual of interest on loans is discontinued, and the loans classified as nonaccrual, when management has serious doubts that additional interest will be collected in a reasonable period of time.

While nonperforming asset trends have generally been improving since 1992, there are still exposures. Remaining nonperforming assets may prove to be more stubborn to resolve. Future writedowns and losses associated with the valuation or disposition of real estate owned directly affect net earnings. Growth of the loan portfolio opens opportunity for new problems to develop. Finally, the impact of ever-changing economic conditions and changes in interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels.

POTENTIAL PROBLEM LOANS

In addition to the nonperforming assets and past due loans shown in Table 4, "Nonperforming Assets and Past Due Loans," management believes that an estimated $10 to $15 million of additional potential problem loans may exist, depending upon economic conditions generally and the particular situations of various of its borrowers whose loans are currently "performing" in accordance with their contractual terms.

NONINTEREST INCOME AND EXPENSE

Centura continues to generate most of its total revenue from net interest income. However, noninterest income revenues are growing at an accelerated rate compared to the growth in taxable equivalent net interest income. Noninterest income ("NII") grew $11.3 million, or 41.4 percent, to $38.8 million for the first six months of 1996. This represents 24.8 percent of the $156.4 million of total revenues (defined as noninterest income plus taxable equivalent net interest income) during the period ended June 30, 1996 compared to 20.7 percent during the comparable period last year. Service charges on deposits increased $2.9 million to $16.3 million compared to the same period last year, with over half the increase resulting from additional NSF fees. Although deposit fees are still the largest single component of total NII, their percentage of the total continues to decline, comprising 42.1 percent of total NII for the first six months of 1996 compared to 49.0 percent last year. The continued emphasis on expanding financial services, primarily brokerage activities, resulted in a $2.3 million increase in insurance and brokerage fees compared to the same period last year. Total mortgage income for the six-month period of 1996 increased $4.1 million to $6.1 million. Mortgage income is described in detail under "Interest-earning Assets: Loans."

Centura continues to support the implementation of technology and delivery channel inititives contributing to the 157 basis point increase in the efficiency ratio to 62.33 percent for the six months ended June 30, 1996 compared to 60.76 percent for the comparable period last year. Noninterest expense ("NIE") grew 21.1 percent over the prior six months to $97.5 million for the first six months of 1996, slower than the 41.4 percent increase in NII. As expected, the majority of the increases were realized in personnel and equipment attributable in part to the timing of the 1995 purchase acquisitions. Personnel expenses increased $8.0 million and equipment $3.9 million for the first six months of 1996 versus the comparable period for 1995. Professional fees, which included expenses related to the February 1996 acquisition of First Commercial Holding Corp., increased $1.7 million to $5.7 million for the first six months of 1996. Intangibles amortization increased $658,000 between the first six-month periods as a result of the 1995 purchase acquisitions. Centura's NIE level benefited from the reduction in FDIC insurance premiums enacted in third quarter 1995, resulting in a $2.2 million decrease to FDIC insurance cost between the first six-month periods, despite growth to the deposit base between the periods. While management is committed to keeping costs down, there will be potential for the efficiency ratio to rise in the future as management furthers the progress of and completes implementation of its technological and other strategic plans, and as there is continued downward pressure on the net interest margin.

INCOME TAX EXPENSE

The amount of income tax expense for the first six months of 1996 was $19.2 million compared to $16.6 million in the prior period. The current effective tax rate is 37.19 percent, up slightly from 36.39 percent at June 30, 1995.

EQUITY AND CAPITAL RESOURCES

Shareholders' equity decreased to $398.9 million at June 30, 1996, compared to $428.8 million at June 30, 1995. The ratio of shareholders' equity to period-end assets was 7.08 percent, down from 8.39 percent at the end of June 30, 1995. Shareholders' equity has decreased over the last year particularly as a result of the redemption of common stock relative to the 1995 and 1996 acquisitions as shown in Table 1. Shareholders' equity at June 30, 1996 reflects the redemption of $28.5 million of common stock during 1996, compared to the redemption of $19.4 million for the first six months of 1995, all of which is attributable to merger and acquisition activity, as more further discussed in note 2 to the consolidated financial statements included herein. Under all repurchase actions, since inception of the plan in November 1994, Centura has repurchased approximately 3.1 million shares. The unrealized losses net of tax on securities available for sale were $10.6 million for the first six months of 1996 compared to a $9.3 million gain, net of tax, for the comparable period last year.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At June 30, 1996, Centura had 22,499,295 shares outstanding. Annual cash dividends have increased consistently and have been paid without interruption over the past 29 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. Cash dividends paid for the first six months of 1996 were $11.4 million, or $.50 per share, compared to $8.0 million, or $.39 per share, for the comparable period last year. Of the cash dividends paid to date for 1996, $5.4 million were declared and accrued during the fourth quarter of 1995.

Centura maintains higher capital ratios than the minimum required by regulatory guidelines, which has positioned Centura to endure changes in the economy while providing opportunities for growth, both internally and through additional acquisitions. At June 30, 1996, Tier 1 capital was $354.3 million and total capital was $403.1 million. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios."

As a result of its well-capitalized status (as defined by regulations promulgated by various federal depository institution regulatory agencies), the Bank will be assessed at the lowest FDIC insurance premium rate available for financial institutions under each insurance fund. Centura has deposits insured under both the FDIC's insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The FDIC and other regulatory agencies have proposed a plan to recapitalize the SAIF, and Congress is considering the proposed legislation. The proposal includes a provision for a special one-time assessment on SAIF-assessed deposits. At June 30, 1996, approximately 35 percent of the Bank's total deposits were insured by the SAIF. Given the rate identified in the initial proposal for BIF-insured banks with SAIF-assessed deposits, Centura estimates that the special assessment on a pre-tax basis would be approximately $9.6 million. Centura, however, is not able to predict the timing or exact amount of any SAIF special assessment that might be required. Centura has not and will not accrue a liability for the potential special assessment until the period in which any proposed legislation is enacted. If and when such legislation is enacted, the liability will be accrued and a charge will be recorded in operating expense in the period that includes the enactment date.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds through attracting new deposits, borrowing funds, issuing new capital or selling assets. Liquidity is managed through the selection of the asset mix and the maturity mix of liabilities. As part of this process, funding needs and alternatives are continually evaluated. Centura's liquidity is provided by its portfolio of investment securities, interest income from investment securities, principal and interest payments on loans, turnover of mortgage loans held for sale, core deposits generated through the normal customer base or through acquisitions, the retention of earnings, and the borrowing of additional funds if the need arises. Deposits and other funding sources are used to fund loans and investments, meet deposit withdrawals and maintain reserve requirements.

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks totaling approximately $1.4 billion, and the ability to borrow approximately $500 million from the Federal Home Loan Bank ($196 million outstanding to FHLB at June 30, 1996). The Bank also has the ability to issue debt up to a maximum of $300 million under a registered offering by the Bank for unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. The bank note program began to be used in the first quarter of 1995. At June 30, 1996 there was $60.3 million outstanding under the bank notes. In January 1995, Centura obtained a two-year unsecured line of credit of $35 million bearing a variable interest rate, which is being used as needed to assist in funding the share repurchase actions related to the 1995 and 1996 acquisitions. The credit line was subsequently increased to a total maximum of $60 million. There was $52 million outstanding under this line of credit at June 30, 1996; there was nothing outstanding at June 30, 1995.

The investment and loan portfolios are the primary types of earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers and on-going review of performing loans.

Centura's Asset/Liability Management Committee's objective is to control Centura's interest rate risk. The Committee monitors and adjusts Centura's exposure to interest rates based on corporate policy and expected market conditions and utilizes computer simulation models to determine the effect on Centura's net interest income under various interest rate assumptions. Traditional interest sensitivity gap analyses do not adequately measure a corporation's exposure to changes in interest rates as those analyses do not incorporate the interrelationships between interest rates charged or paid, balance sheet trends, changes in prepayments and management actions. Each of these factors can affect Centura's actual earnings. One of Centura's computer simulation models incorporates these factors and projects income over a 12-month horizon under a variety of higher and lower interest rate environments. The other model evaluates the discounted market value of equity given various movements in interest rates.

Using the models as guides, the June 30, 1996 balance sheet is considered slightly liability-sensitive and would be expected to benefit from lower interest rates. Centura is operating within the exposure guidelines approved by management, which prescribes that changes in net interest income after tax should approximate changes in the cost of capital. Management of Centura believes that Centura is currently positioned to react quickly to changes in interest rates.

Table 8 entitled "Interest Sensitivity Analysis" illustrates Centura's interest sensitivity gap for assets and liabilities held at June 30, 1996. As mentioned above, this type of gap analysis is appropriate only for review of Centura's interest sensitivity position at a point in time, and the indicated results on the net interest margin should not be projected into the future.

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks. Centura has principally used interest rate swaps. Swaps are used to reduce interest rate risk with the objective of stabilizing net interest income over time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7 entitled "Off-Balance Sheet Derivative Financial Instruments" summarizes Centura's off-balance sheet derivative financial instruments at June 30, 1996.

Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.

SECOND QUARTER RESULTS

Net income for the second quarter of 1996 was $16.5 million, up $2.0 million or
13.9 percent over the prior year quarter. For the second quarter of 1996, earnings per fully diluted share were $.71 compared to $.62 for second quarter 1995. Despite a 24 basis point decline in the net interest margin, taxable equivalent net interest income increased 11.8 percent or $6.3 million to $60.0 million for the three months ended June 30, 1996. Growth in volumes accounted for $5.3 million of the increase, while the impact of interest rate changes accounted for a $1.0 million increase. Average earning assets grew 17.7 percent to $5.1 billion for second quarter 1996 compared to $4.4 billion for second quarter 1995. Accordingly, taxable equivalent interest income benefited $15.0 million from the increase in volume and was negatively impacted by $2.3 million due to the decline in the average earning asset yield, down 34 basis points to
8.50 percent for the three months ended June 30, 1996. Interest expense for the three months ended June 30, 1996 increased $6.3 million to $50.0 million. The increase in volume of interest-bearing funding sources for the current quarter contributed $9.7 million to the increase in interest expense, while declines in the rates paid on such funding sources mitigated the volume effects, by decreasing interest expense by $3.4 million. Interest-bearing liability rates for all categories declined from those experienced during the second quarter of 1995, resulting in a cost of funds of 4.50 percent for the three months ended June 30, 1996 versus 4.67 percent for the same period last year.

As net charge-offs continued at low levels and despite moderate average loan growth of 10.6 percent, the provision expense for the second quarter was $2.3 million versus $2.1 million for the second quarter of 1995. Gross charge-offs were relatively unchanged at $2.1 million for the three months ended June 30, 1996 and $1.9 million for the three months ended June 30, 1995. Recoveries between the periods increased $502,000 to $1.3 million for June 30, 1996. Net charge-offs to average loans were .09 percent for the second quarter of 1996 compared to .14 percent for the same period last year.

Noninterest income ("NII") for the second quarter of 1996 increased $6.0 million to $19.8 million from the comparable period last year. As expected, the majority of the change occurred in service charges on deposit fees, brokerage and insurance commissions, and mortgage income. In accordance with Centura's strategic intent to increase NII sources, insurance and brokerage commissions nearly doubled to $2.9 million for the three months ending June 30, 1996. The $2.0 million increase in mortgage income for the second quarter of 1996 was principally due to gains recorded upon capitalization of mortgage servicing rights. Service charges on deposits increased $1.6 million to $8.5 million. Noninterest expense ("NIE") grew 20.1 percent over the second quarter of 1995 to $49.8 million for the three months ended June 30, 1996 compared to $41.4 million for the three months ended June 30, 1995. Salaries and benefits increased $3.6 million for the second quarter of 1996 partly due to the timing of the 1995 acquisitions. Equipment increased $2.1 million and professional fees were up $1.1 million as Centura continues to pursue its technology and delivery channel initiatives. As discussed in the previous sections, the decrease in the FDIC premium reduced NIE by $1.2 million between the second quarter periods. With the compression of the margin and the increase in NIE exceeding the increase in NII, the efficiency ratio grew to 62.35 percent for second quarter 1996 versus 61.44 percent for second quarter 1995.

CURRENT ACCOUNTING ISSUES

As required, Centura adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," was adopted July, 1995. See Note 4 to the consolidated financial statements for information regarding the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation," as well as for information related to the adoption of SFAS No. 121 and 122.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The Statement provides the guidance for distinguishing sales of financial assets from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive adoption of this Statement is not permitted. Centura has not determined what effect, if any, this statement will have on its consolidated financial statements.

The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of any proposed statements on Centura and monitors the status of changes to issued exposure drafts and to proposed effective dates.

TABLE 1
- --------------------------------------------------------------------------------
ACQUISITIONS ACTIVITY - 1996 AND 1995

                                                                    Accounting      Acquisition  Total Assets
Institution                                                           Method            Date      Acquired
- --------------------------------------------------------------------------------------------------------------

Completed:
First Commercial Holding Corp., Asheville                             Pooling        02/27/96   $172 million
Branch purchases from Essex Savings Bank (3)                         Purchase        07/26/96     71 million
First Southern Bancorp, Inc., Asheboro                               Purchase        06/02/95    325 million
Cleveland Federal Bank, A Savings Bank, Shelby                       Purchase        03/30/95     86 million

Pending:
First Community Bank, Gastonia                                       Purchase  (1)              $123 million
FirstSouth Bank, Burlington                                           Pooling  (2)               178 million
Equity interest of 49% in First Greensboro Home Equity, Inc.  (2)              (4)
- --------------------------------------------------------------------------------------------------------------


(1) Consummation of transaction is expected in third quarter of 1996.
(2) Consummation of transaction is expected in fourth quarter of 1996.
(3) Represents assumption of deposits of three specified Essex branch locations in North Carolina.
(4) Accounting method is expected to be the equity method for investments.
  (See Note 2 to consolidated financial statements for additional information)



TABLE 2
- -------------------------------------------------------------------------------
LOANS



                                        June 30, 1996                June 30, 1995             December 31, 1995
                                        -------------                --------------           -----------------
(Dollars in thousands)                 Balance      % of Total     Balance  % of Total        Balance   % of Total
- ------------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural    $715,301    18.7%       $647,209       18.0%       $631,116       17.0%
Commercial mortgage                        740,911    19.3         687,593       19.1         717,321       19.3
Real estate construction                   463,473    12.1         381,159       10.6         419,845       11.3
                                       --------------------------------------------------------------------------
       Commercial loan portfolio         1,919,685    50.1       1,715,961       47.7       1,768,282       47.6
Consumer                                   255,401     6.7         234,805        6.5         260,235        7.0
Residential mortgage                     1,341,518    35.0       1,449,685       40.4       1,445,011       39.0
Leases                                     266,566     7.0         150,458        4.2         196,136        5.3
Other                                       45,950     1.2          42,971        1.2          40,379        1.1
- -----------------------------------------------------------------------------------------------------------------
Total loans                             $3,829,120   100.0%     $3,593,880      100.0%     $3,710,043      100.0%
=================================================================================================================

Residential mortgage servicing
       portfolio for others             $2,084,000              $1,372,000                 $1,723,000
=================================================================================================================


TABLE 3
- --------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
CENTURA BANKS, INC. AND SUBSIDIARY


                                                               SIX MONTHS ENDED                  Six months ended
                                                                 JUNE 30, 1996                     June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------------------
                                                             INTEREST   AVERAGE                           Interest    Average
                                           AVERAGE           INCOME/     YIELD/            Average        Income/      Yield/
(Dollars in thousands)                     BALANCE           EXPENSE      RATE             Balance        Expense       Rate
- ---------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                    $    3,691,366    $ 172,816      9.31%     $   3,257,121    $ 153,190         9.40%
Taxable securities                            1,346,564       43,245      6.42            906,373       28,788         6.35
Tax-exempt securities                            47,735        2,193      9.19             49,680        2,191         8.82
Short-term investments                           23,719          635      5.30             20,888          701         6.67
                                           -------------     --------                -------------     --------
Interest-earning assets, gross                5,109,384      218,889      8.53          4,234,062      184,870         8.73
Net unrealized gain (loss) on available
   for sale securities                           (2,419)                                  (15,644)
Other assets, net                               401,157                                   353,536
                                           -------------                             -------------
    Total assets                         $    5,508,122                            $    4,571,954
                                           =============                             =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                        $      589,298    $   5,575      1.90%     $     545,736    $   6,377         2.36%
Money market                                    354,268        5,184      2.94            400,923        6,509         3.27
Savings                                         302,414        3,151      2.10            324,711        4,075         2.53
Time                                          2,360,435       64,888      5.53          1,844,361       47,537         5.20
                                           -------------     --------                -------------     --------
    Total interest-bearing deposits           3,606,415       78,798      4.39          3,115,731       64,498         4.17
Borrowed funds                                  591,355       15,309      5.21            334,016        9,701         5.86
Long-term debt                                  242,197        7,122      5.91            173,675        5,568         6.47
                                           -------------     --------                -------------     --------
Interest-bearing liabilities                  4,439,967      101,229      4.58          3,623,422       79,767         4.44
Demand, noninterest-bearing                     585,911                                   520,694
Other liabilities                                74,713                                    61,803
Shareholders' equity                            407,531                                   366,035
                                           -------------                             -------------
    Total liabilities and
      shareholder's equity               $    5,508,122                            $    4,571,954
                                           =============                             =============

Interest rate spread                                                      3.95%                                        4.29%

Net yield on interest-
    earning assets                       $    5,109,384    $ 117,660      4.55%     $    4,234,062    $ 105,103        4.93%
                                           =============     ========                =============     ========

Taxable equivalent adjustment                              $   2,974                                 $   2,466
                                                             ========                                  ========




- -------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
CENTURA BANKS, INC. AND SUBSIDIARY


                                                                      THREE MONTHS ENDED                  Three months ended
                                                                         JUNE 30, 1996                         June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                          INTEREST     AVERAGE                   Interest    Average
                                                    AVERAGE               INCOME/       YIELD/       Average     Income/     Yield/
(Dollars in thousands)                              BALANCE               EXPENSE        RATE        Balance     Expense      Rate
- ------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                            $      3,754,884   $       87,270      9.25%     $ 3,395,950  $    80,948     9.48%
Taxable securities                                      1,330,929           21,400      6.43          910,991       14,866     6.53
Tax-exempt securities                                      43,383              999      9.21           48,102        1,017     8.46
Short-term investments                                     22,937              305      5.26           27,390          487     7.03
                                                   ---------------    -------------                -----------   ----------
Interest-earning assets, gross                          5,152,133          109,974      8.50        4,382,433       97,318     8.84
Net unrealized gain (loss) on available
   for sale securities                                     (8,067)                                    (11,405)
Other assets, net                                         408,389                                     370,972
                                                   ---------------                                 -----------
    Total assets                                 $      5,552,455                                $  4,742,000
                                                   ===============                                 ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                                $        580,552   $        2,551      1.77%    $    542,177  $     3,156     2.33%
Money market                                              365,774            2,727      3.00          391,105        3,309     3.39
Savings                                                   302,078            1,525      2.03          324,857        2,130     2.63
Time                                                    2,332,244           31,411      5.42        1,957,796       26,833     5.50
                                                   ---------------    -------------                -----------   ----------
    Total interest-bearing deposits                     3,580,648           38,214      4.29        3,215,935       35,428     4.42
Borrowed funds                                            642,692            8,286      5.19          342,152        5,110     5.99
Long-term debt                                            245,894            3,503      5.73          192,132        3,156     6.59
                                                   ---------------    -------------                -----------   ----------
Interest-bearing liabilities                            4,469,234           50,003      4.50        3,750,219       43,694     4.67
Demand, noninterest-bearing                               607,324                                     538,990
Other liabilities                                          73,005                                      65,315
Shareholders' equity                                      402,892                                     387,476
                                                   ---------------                                 -----------
    Total liabilities and
      shareholder's equity                       $      5,552,455                                $  4,742,000
                                                   ===============                                 ===========

Interest rate spread                                                                    4.00%                                  4.17%

Net yield on interest-
    earning assets                               $      5,152,133   $       59,971      4.60%     $  4,382,433  $    53,624    4.84%
                                                   ===============    =============                ===========   ==========

Taxable equivalent adjustment                                       $        1,452                             $     1,231
                                                                      =============                              ==========



TABLE 4
- --------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                       At and for the six months  At and for the year ended
                                                             ended June 30,         ended December 31,
(Dollars in thousands)                                   1996          1995               1995
- -------------------------------------------------------------------------------------------------------------

Allowance for loan losses at beginning of period    $    53,452        46,701           46,701
Allowance for acquired financial institution                ---         3,460            3,460
Provision for loan losses                                 4,325         3,884            7,709
Loans charged off                                        (3,425)       (3,152)          (8,232)
Recoveries on loans previously charged off                1,945         1,389            3,814
- -------------------------------------------------------------------------------------------------------------
   Net charge-offs                                       (1,480)       (1,763)          (4,418)
- -------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period          $    56,297        52,282           53,452
=============================================================================================================

Loans at period-end                                 $ 3,829,120     3,593,880        3,710,043
Average loans                                         3,691,366     3,257,121        3,460,353
Nonperforming loans                                      19,613        17,541           19,260

Allowance for loan losses to loans at period-end           1.47%         1.45             1.44
Net charge-offs to average loans                           0.08%         0.11             0.13
Allowance for loan losses to nonperforming loans           2.87x         2.98             2.78
=============================================================================================================


TABLE 5
- --------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 June 30,           December 31,
                                        -----------------------   --------------
(Dollars in thousands)                      1996       1995            1995
- --------------------------------------------------------------------------------
Nonaccrual loans                        $   18,785     17,119        18,306
Restructured loans                             828        422           954
                                           -------------------------------------
  Nonperforming loans                       19,613     17,541        19,260
Foreclosed property                          2,744      3,666         2,823
- --------------------------------------------------------------------------------
Total nonperforming assets              $   22,357     21,207        22,083
================================================================================

Nonperforming assets to:
    Loans and foreclosed property             0.%8       0.59          0.59
    Total assets                              0.40       0.41          0.40
================================================================================

Accruing loans past due ninety days     $    7,130      3,744         6,130
================================================================================

TABLE 6
- --------------------------------------------------------------------------------
CAPITAL RATIOS
                       Tier I Capital       Total Capital       Tier I Leverage
June 30, 1996                 9.08%              10.33%              6.43%
December 31, 1995             9.65               10.90              6.67
June 30, 1995                10.91               12.16              8.00
Minimum requirement           4.00                8.00              3.00-5.00







TABLE 7
- -------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at June 30, 1996 are summarized below:


                                                                   Weighted Average
                                              Weighted Average Rate  Remaining         Estimated
                                 Notional     During the Quarter    Contractual         Fair Value
                                  Amount      Received    Paid      Term (Years)       Gain (Loss)
- ----------------------------------------------------------------------------------------------------
(Dollars in thousands)


INTEREST RATE SWAPS
Corporation pays fixed rates     $  260,000    5.63%      6.40%        1.7          $    ($1,326)
Corporation pays variable rates      70,000    6.73%      5.58%        4.9                   617
                                    --------                                         -----------
       Total interest rate swaps $  330,000                                         $       (709)
                                    ========                                         ===========


Interest rate cap and floor agreements at June 30, 1996 are summarized below:

                                                       Weighted Average
                                                         Remaining                Estimated
                      Notional  Average Current Index  Contractual   Carrying    Fair Value
                       Amount   Rate *       Rate      Term (Years)   Value     Gain (Loss)
- -----------------------------------------------------------------------------------------------

Interest Rate Floors $ 150,000  5.83%        5.58%       3.2     $     379   $        1,102
                                                                 =========    =============
Interest Rate Caps   $  26,000  7.39%        5.58%       6.6     $     763   $          912
                      =========                                  ==========   =============


* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

At June 30, 1996 Centura had two put options totaling 150 ten-year Treasury futures contracts. Each contract represents a $100,000 notional amount and gives Centura the right but not the obligation to exercise the respective contract. Cumulatively at June 30, 1996, the options had a carrying value of $13,000 and an estimated fair value of $65,000.

TABLE 8
INTEREST SENSITIVITY ANALYSIS
Centura Banks, Inc. and Subsidiary


                                                                                     As of June 30, 1996
                                                ------------------------------------------------------------------------------------

                                                 1-30      31-60     61-90     91-180   181-365    Total Under   Total Over
(thousands)                                      Days       Days      Days      Days     Days        One Year     One Year   Total
- ------------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
Loans                                        $2,136,484 $  97,827  $  95,422 $ 187,264 $ 322,443  $2,839,440  $  989,680 $3,829,120
Investment securities                            39,747    47,024     46,545   109,595   218,436     461,347     849,555  1,310,902
Other short-term investments                     32,901      --         --        --        --        32,901        --       32,901
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                $2,209,132 $ 144,851  $ 141,967 $ 296,859 $ 540,879  $3,333,688  $1,839,235 $5,172,923
Notional amount of interest rate swaps           75,000    65,000     80,000    40,000      --       260,000      70,000    330,000
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and
     off-balance sheet financial instruments  2,284,132   209,851    221,967   336,859   540,879   3,593,688   1,909,235  5,502,923
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Time deposits over $100                      $  100,982 $  32,921  $  34,168 $  57,579 $  88,627  $  314,277  $   48,148 $  362,425
All other deposits (1)                        1,550,242   135,098    109,007   350,983   636,310   2,781,640     485,857  3,267,497
Short-term borrowed funds                       441,334    71,000     61,000    57,000    25,000     655,334        --      655,334
Long-term debt                                   92,464    86,600     27,000      --       4,500     210,564      23,104    233,668
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           $2,185,022 $ 325,619  $ 231,175 $ 465,562 $ 754,437  $3,961,815  $  557,109 $4,518,924
Notional amount of interest rate swaps           10,000    50,000     20,000    85,000      --       165,000     165,000    330,000
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and
     off-balance sheet financial instruments  2,195,022   375,619    251,175   550,562   754,437   4,126,815     722,109  4,848,924
====================================================================================================================================

Interest sensitivity gap per period          $   89,110 $(165,768) $ (29,208)$(213,703)$(213,558) $ (533,127)
Cummulative interest sensitivity gap             89,110   (76,658)  (105,866) (319,569) (533,127)
Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities        1.04x     0.97x      0.96x     0.91x     0.87x


(1) Not all core deposits are immediately repriceable and, therefore, they are spread based on actual maturity. Noninterest-bearing deposit accounts are excluded.

(2) Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Deposit run-off is estimated based on historical information and market analysis. The aging of mortgage-backed securities is based on their weighted average maturities at June 30, 1996 and median market prepayment rates.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings
Not applicable

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders Registrant's Annual Meeting of Shareholders was held April 17, 1996:
       1)All of the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 13, 1996 were duly elected Directors of the Registrant. Seventy three percent of the outstanding shares were voted. Of the 16,793,880 shares that voted, each director received at least 16,646,876 shares, or 99.1%, in favor.

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -


       Exhibit                                                                            Exhibit
          No.              Description of Exhibit                                       Referenc


       4.1        Excerpts from Centura's Articles of Incorporation and
                  Bylaws relating to rights of holders of Registrant's capital stock    4.1 (1)
       4.2        Specimen certificate of Centura common stock                          4.2 (2)
       27         Financial Data Schedule                                               Filed herewith

       (1)Included as the identified exhibit in Centura Banks, Inc. Form 2-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated April 3, 1996 was filed under Item 5, Other Events, indicating the Registrant's announcement on April 3, 1996 of earnings for the three months ended March 31, 1996.
       2)A report on Form 8-K dated April 16, 1996 was filed under Item 2, Acquisition or Disposition of Assets to announce that the Registrant entered into an agreement on April 11, 1996 to assume the deposits and deposit related loans of three offices of Essex Savings Bank, F.S.B.. The closing of this transaction is expected to occur during early July 1996.
       3)A report on Form 8-K dated April 18, 1996 was filed under Item 2, Acquisition or Disposition of Assets to announce that the Registrant reached an agreement on April 17, 1996 to merge with FirstSouth Bank of Burlington, North Carolina. The companies expect to complete the transaction in the third quarter of 1996.
       4)A report on Form 8-K dated May 17, 1996 was filed under Item 2, Acquisition or Disposition of Assets to provide pro forma financial information to security holders and investors as of and for the three months ended March 31, 1996 and for the year ended December 31, 1995 which gives effect to the affiliation with the Registrant of First Community Bank of Gastonia, North Carolina presented under the purchase method of accounting and as of and for the three months ended March 31, 1996 and for the three-year period ended December 31, 1995 which gives effect to the affiliation with the Registrant of FirstSouth Bank of Burlington, North Carolina presented under the pooling-of-interests method of accounting.
       5)A report on Form 8-K dated May 22, 1996 was filed under Item 5, Other Events, to announce that the Registrant entered into an agreement with Hannaford Brothers Company , one of the nation's largest food retailers, to open 33 full-service financial centers in Hannaford stores in the Southeast.
       6)A report on Form 8-K dated June 14, 1996 was filed under Item 2, Acquisition or Disposition of Assets, to announce that the Registrant entered into an agreement to purchase 49 percent of First Greensboro Home Equity, Inc., a mortgage company with its principal headquarters in Greensboro, North Carolina. The closing of this transaction was expected to occur in August of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                 CENTURA BANKS, INC.
                                                 Registrant

Date:  August 13, 1996                       By: /s/Frank L. Pattillo
                                                 --------------------
                                                 Frank L. Pattillo
                                                 Senior Executive Vice President
                                                   and Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


                                                                                        Sequential
Exhibit                             Description of Exhibit                              Page No.
- ------------------------------------------------------------------------------------------------------

4.1               Excerpts from Centura's Articles of Incorporation and Bylaws
                  relating to rights of holders of Registrant's capital stock           *(1)

4.2               Specimen certificate of Centura common stock                          *(2)




*Incorporated by reference from the following documents as noted:
       (1)Included as the identified exhibit in Centura Banks, Inc. Form 2-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.