Form 10-Q
period 1996-09-30
CENTURA BANKS INC
filed 1996-11-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly  period ended September 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the  Securities and
    Exchange Act of 1934 For the transition period from __________ to ________

Commission File Number:    1-10646

                               CENTURA BANKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   North Carolina                                     56-1688522
--------------------------------------------------------------------------------
(State of Incorporation)                 (IRS Employer Identification No.)

   134 North Church Street, Rocky Mount, North Carolina              27804
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

                                                            (919) 977-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                                 23,962,821
--------------------------------------------------------------------------------
(Class of Stock)                   (Shares outstanding as of  October 31, 1996)

Exhibit Index on sequential page number 31.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       September 30, 1996 and 1995, and December 31, 1995                 4

       Consolidated Statements of Income -
       Three months and nine months ended September 30, 1996 and 1995     5

       Consolidated Statement of Shareholders' Equity -
       Nine months ended September 30, 1996                               6

       Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1996 and 1995                      7

       Notes to Consolidated Financial Statements                         8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11-27

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               28
Item 2.  Changes in Securities                                           28
Item 3.  Defaults upon Senior Securities                                 28
Item 4.  Submission of Matters to a Vote of Securities Holders           28
Item 5.  Other Information                                               28
Item 6.  Exhibits and Reports on Form 8-K                                29

SIGNATURES                                                               30

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARY



                                                                    September 30,          December 31,
                                                             ------------------------------------------
(In thousands, except share data)                                1996           1995          1995
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                    $   247,439  $   190,386      $   261,974
Due from banks, interest-bearing                                10,448        9,075            8,295
Investment securities:
  Available for sale (cost of $1,121,166, $590,490,
     and $991,603, respectively)                             1,109,708      586,515          992,043
  Held to maturity (market value of $339,742,
     $569,246 and $303,662, respectively)                      341,215      571,490          300,919
Federal funds sold                                               2,260       24,461           32,183
Loans                                                        3,988,039    3,678,772        3,710,043
  Less allowance for loan losses                                58,546       53,415           53,452
-------------------------------------------------------------------------------------------------------
    Net loans                                                3,929,493    3,625,357        3,656,591
Bank premises and equipment                                     91,179       84,777           83,946
Other assets                                                   192,437      164,136          167,456
-------------------------------------------------------------------------------------------------------
Total assets                                               $ 5,924,179  $ 5,256,197      $ 5,503,407
=======================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                              $   686,462  $   577,030      $   636,796
  Interest-bearing                                           3,536,481    3,144,872        3,180,825
  Time deposits over $100                                      339,670      448,020          474,798
-------------------------------------------------------------------------------------------------------
    Total deposits                                           4,562,613    4,169,922        4,292,419
Borrowed funds                                                 621,248      388,075          497,717
Long-term debt                                                 231,193      208,888          226,866
Other liabilities                                               78,120       64,933           77,318
-------------------------------------------------------------------------------------------------------
Total liabilities                                            5,493,174    4,831,818        5,094,320

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                          -            -                -
Common stock, no par value
    50,000,000 shares authorized; shares issued
    and outstanding of 23,293,670, 23,780,389
    and 23,126,200, respectively                               185,694      206,844          184,188
Common stock acquired by ESOP                                     (431)        (574)            (539)
Unrealized securities gains (losses), net                       (7,075)      (2,382)             621
Retained earnings                                              252,817      220,491          224,817
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                     431,005      424,379          409,087
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $ 5,924,179  $ 5,256,197      $ 5,503,407
=======================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARY


                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                       -------------------------------      -------------------------------
(Dollars in thousands, except share and per share data)     1996            1995                1996             1995
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                $     91,168   $      86,817     $       263,793  $       239,765
Investment securities:
  Taxable                                                  20,683          16,902              61,909           44,129
  Tax-exempt                                                  601             685               2,030            2,213
Short-term investments                                        422             474               1,057            1,175
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                     112,874         104,878             328,789          287,282

INTEREST EXPENSE
Deposits                                                   41,537          41,419             120,335          105,917
Borrowed funds                                              7,074           5,509              22,383           15,210
Long-term debt                                              3,142           3,222              10,264            8,790
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                     51,753          50,150             152,982          129,917
---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                        61,121          54,728             175,807          157,365
Provision for loan losses                                   2,325           1,902               6,650            5,786
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        58,796          52,826             169,157          151,579

NONINTEREST INCOME
Service charges on deposit accounts                         8,427           7,350              24,757           20,776
Credit card and related fees                                1,479           1,262               3,588            3,053
Other service charges, commissions and fees                 4,312           2,660              12,128            7,438
Fees for trust services                                     1,650           1,527               4,941            4,581
Mortgage income                                             2,673           2,437               8,738            4,366
Other noninterest income                                    1,184             860               3,061            3,924
Securities gains (losses), net                                403               8               1,682             (613)
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                   20,128          16,104              58,895           43,525

NONINTEREST EXPENSE
Personnel                                                  25,529          22,498              74,287           63,248
Occupancy                                                   3,102           2,882               8,936            8,212
Equipment                                                   4,921           4,016              14,357            9,538
Foreclosed real estate losses and related
  operating expense                                           148             173                 457              365
Other operating                                            25,006          14,322              58,177           43,052
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  58,706          43,891             156,214          124,415
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 20,218          25,039              71,838           70,689
Income taxes                                                7,173           9,099              26,369           25,710
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $     13,045   $      15,940     $        45,469  $        44,979
===========================================================================================================================


NET INCOME PER COMMON SHARE
Primary                                              $       0.56            0.65     $          1.95             1.92
Fully diluted                                                0.56            0.65                1.95             1.92
===========================================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Primary                                                23,382,902      24,478,272          23,294,658       23,421,944
Fully diluted                                          23,382,902      24,488,290          23,296,975       23,463,288
===========================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Centura Banks, Inc. and Subsidiary
Nine months ended September 30, 1996

                                                                                      Unrealized
                                                                        Common        Securities
                                                                        Stock          Gains                            Total
                                              Common Stock              Acquired     (Losses),        Retained       Shareholders'
                                   -------------------------------
                                       Shares           Amount         by ESOP          Net           Earnings          Equity
                                   ---------------   -------------    -----------   ------------    -------------    -------------
(Dollars in thousands)
Balance, December 31, 1995             23,126,200  $      184,188   $       (539) $         621   $      224,817   $      409,087
Net income                                 -               -              -              -                45,469           45,469
Common stock issued:
  Stock option plans                      212,091           2,752         -              -               -                  2,752
  Restricted stock plans                 -                -               -              -               -                -
  Acquisitions                            776,441          28,261         -              -               -                 28,261
Redemption of common stock               (821,062)        (29,507)        -              -               -                (29,507)
Unrealized securities losses, net        -                -               -              (7,696)         -                 (7,696)
Other                                    -                -                  108         -                   141              249
Cash dividends declared                  -                -               -              -               (17,610)         (17,610)
                                   ---------------   -------------    -----------   ------------    -------------    -------------
Balance, September 30, 1996            23,293,670  $      185,694   $       (431) $      (7,075)  $      252,817   $      431,005
                                   ===============   =============    ===========   ============    =============    =============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiary

                                                                                                   For the Nine Months Ended
                                                                                                        September 30,
                                                                                               --------------------------------
(Dollars in thousands)                                                                            1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $      45,469      $       44,979
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                      6,650               5,786
      Depreciation and amortization                                                                 10,115               7,925
      Decrease in deferred income taxes                                                             (8,032)             (8,097)
      Loan fees deferred, net                                                                       (6,023)             (2,622)
      Bond premium amortization and discount accretion, net                                          2,299               1,004
      (Gain) loss on sales of investment securities                                                 (1,682)                613
      Proceeds from sales of mortgage loans held for sale                                          329,545             305,300
      Originations, net of principal repayments, of mortgage loans held for sale                  (331,366)           (340,645)
      Increase in accrued interest receivable                                                       (4,084)             (9,807)
      Increase (decrease) in accrued interest payable                                               (3,595)              7,668
      Net decrease in other assets and other liabilities                                            13,607               5,953
                                                                                               ------------       -------------
         Net cash provided by operating activities                                                  52,902              18,057
                                                                                               ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                             (315,656)           (343,422)
Purchases of:
      Securities available for sale                                                               (433,942)           (326,733)
      Securities held to maturity                                                                 (212,707)           (114,842)
      Premises and equipment                                                                       (14,570)            (13,635)
Proceeds from:
      Sales of securities available for sale                                                       332,987             195,791
      Maturities and issuer calls of securities available for sale                                 111,905              20,522
      Maturities and issuer calls of securities held to maturity                                   170,759             110,583
      Sales of foreclosed real estate                                                                2,830               1,643
      Dispositions of premises and equipment                                                         3,585               4,070
Net decrease in federal funds sold                                                                  39,798              45,204
Cash acquired, net of cash paid, in purchase acquisitions                                            3,496              14,132
                                                                                               ------------       -------------
      Net cash used by investing activities                                                       (311,514)           (406,687)
                                                                                               ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                           171,048             222,462
Net increase in short-term borrowings                                                              114,811              95,421
Proceeds from issuance of long-term debt                                                            91,600              90,988
Repayment of long-term debt                                                                        (87,273)             (9,199)
Cash dividends paid                                                                                (17,201)            (13,172)
Proceeds from issuance of common stock, net                                                          2,752               2,408
Redemption of common stock                                                                         (29,507)            (35,820)
                                                                                               ------------       -------------
      Net cash provided by financing activities                                                    246,230             353,088
                                                                                               ------------       -------------

Decrease in cash and cash equivalents                                                              (12,382)            (35,542)

Cash and cash equivalents at January 1                                                             270,269             235,003
                                                                                               ------------       -------------
Cash and cash equivalents at September 30                                                    $     257,887      $      199,461

                                                                                               ============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:
      Interest                                                                               $     156,577      $      121,880
      Income taxes                                                                                  21,485              29,784
Noncash transactions:
      Loans securitized into mortgage-backed securities                                            122,982              56,971
      Stock issued in purchase acquisitions                                                         28,261              75,793
      Unrealized securities gains (losses), net                                                    (12,402)             15,521
      Other                                                                                          6,069                 284
      Loans transferred to foreclosed property                                                       2,591               1,130
                                                                                                 ===========           =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiary

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiary, Centura Bank (the "Bank"). The Bank has the following wholly-owned subsidiaries: Centura Securities, Inc., Centura Insurance Services, Inc., CB Services Corp., CBRM, Inc., Pepco, Inc., and Centura SBIC, Inc. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Note 2:  Acquisitions

Acquisition activity for 1996 and 1995 is summarized below. Data is as of the date of acquisition:

            Institution                             Acquisition Date  Offices  Assets   Loans    Deposits
(dollars in millions)
Completed Acquisitions
CLG, Inc. ("CLG") (3)                                     11/1/96              $126      $85       $---
FirstSouth Bank  ("FirstSouth") (3)                      10/25/96          4    170      132        150
First Community Bank  ("First Community") (2)             8/16/96          4    121       83         99
Deposit assumption from Essex Savings Bank, FSB           7/26/96        ----    71      ---         71
("Essex")
First Commercial Holding Corporation ("FCHC") (1)         2/27/96          8    172      120        140
First Southern Bancorp, Inc. ("First Southern") (2)        6/2/95          8    325      224        266
Cleveland Federal Bank, A Savings Bank                    3/30/95          2     86       69         74
("Cleveland") (2)

No Pending Acquisitions


(1) Acquisition accounted for as a pooling- of-interests
(2) Acquisition accounted for as a purchase
(3) Acquisition will be accounted for as a pooling-of-interests. The financial data presented does not include the financial data of this entity, as the acquisition was consummated after September 30, 1996.


On November 1, 1996, Centura completed the acquisition of CLG, a privately owned company that specializes in leasing computer equipment to companies throughout the United States. Based in Raleigh, North Carolina, CLG has offices in Charlotte and Wilmington, North Carolina, Columbus, Georgia, and Dallas, Texas. The transaction was accounted for as a pooling-of-interests. CLG operates as a wholly-owned subsidiary of Centura Bank.

On October 25, 1996, Centura consummated its merger with FirstSouth, a state-chartered commercial bank with its headquarters in Burlington, North Carolina, with and into Centura Bank. Centura issued 1,075,559 shares of Centura common stock, or .55 shares of Centura common stock for each of the outstanding shares of FirstSouth common stock. The acquisition was accounted for as a pooling-of-interests. Centura's board of directors approved the repurchase of up to 9.9 percent of the shares issued.


On August 16, 1996, Centura consummated its acquisition of First Community, a North Carolina bank corporation with its principal headquarters in Gastonia, North Carolina, with and into the Bank. Pursuant to the agreement, shareholders of First Community received .96 shares of Centura common stock for each share of First Community outstanding common stock resulting in the issuance of 776,441 shares. The purchase price exceeded the fair value of net assets acquired by approximately $16 million, which amount was recorded as goodwill. Centura's board of directors approved the repurchase of up to 100% of the shares issued in the transaction.

On July 26, 1996, Centura consummated its assumption of deposit liabilities and the acquisition of certain deposit-related loans of the Wilmington, Raleigh, and Greensboro locations of Essex Savings Bank, F.S.B. of Virginia Beach, Virginia. Centura Bank did not purchase the physical branch offices of Essex, but consolidated the deposits into existing banking facilities. Centura originally recorded as an other asset a $712,000 core deposit intangible which represents the present value of the difference in costs between the acquired core deposits and market alternative funding sources.

On February 27, 1996, Centura consummated its acquisition of FCHC, a Delaware bank holding company with its principal offices in Asheville, North Carolina, with and into Centura. In addition, First Commercial Bank, FCHC's wholly owned North Carolina state bank subsidiary, was merged with and into the Bank. The merger was consummated through the issuance of .63 shares of Centura's common stock for each share of outstanding common stock of FCHC or 1,607,564 shares. Centura's board of directors approved the repurchase of up to 9.9 percent of the shares issued. The transaction was accounted for as a pooling-of-interests; therefore, financial data of Centura previously reported prior to the date of the merger has been restated to include the accounts of both Centura and FCHC.

On June 2, 1995, Centura consummated its acquisition of First Southern, a North Carolina savings bank holding company headquartered in Asheboro, North Carolina, with and into Centura. In addition, First Southern Savings Bank, Inc., SSB, First Southern's wholly-owned North Carolina savings bank subsidiary, was merged with and into the Bank. Centura issued 2,165,791 shares of common stock for the outstanding shares of First Southern. Goodwill of approximately $18.8 million was recorded, representing the excess of the purchase price over the fair value of net assets acquired. Centura's board of directors approved the repurchase of up to 100 percent of the shares issued to consummate this transaction.

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

On October 1, 1996,  Centura  completed  the cash  transaction  to  purchase  49 percent of First Greensboro Home Equity, Inc. ("First Greensboro"). First Greensboro, headquartered in Greensboro, North Carolina, is a mortgage company, operating 32 offices in 10 states, specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. First Greensboro retains the controlling interest of the company. Centura recorded this investment as an other asset and will recognize 49% of the net income of First Greensboro into the earnings stream as required under the equity method of accounting for investments. The excess of the purchase price over the fair market value of the net assets acquired will appropriately be amortized as a charge against earnings of future periods. Since this transaction was completed after September 30, 1996, the impact of this purchase is appropriately not included in the consolidated financial statements presented.

Note 3:  Reclassifications

Certain items in the September 30, 1995 consolidated financial statements have been reclassified to conform with the September 30, 1996 presentation. Such reclassifications had no impact on net income or shareholders' equity.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Centura has elected to continue to measure compensation cost using APB 25, and therefore, will make any appropriate disclosures in its financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not quantified these pro forma disclosures.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 1996

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina.

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. See Note 2 of the notes to consolidated financial statements for detail on the acquisitions. All the financial institutions acquired were in North Carolina, allowing Centura to leverage upon its existing market presence, as well as expand into adjacent and complimentary markets. Centura will continue seeking to acquire healthy thrift and banking institutions. As evidenced by the fourth quarter acquisition of CLG and purchase of the 49 percent interest in First Greensboro, Centura will also continue to evaluate the feasibility of investing in and acquiring non-traditional banking services allowed under current regulatory guidelines.

The merger of FCHC with and into Centura Bank was completed February 27, 1996. As this transaction was accounted for as a pooling-of-interests, all financial data reported prior to the date of merger have been restated as though FCHC had been combined for the periods presented. The acquisitions completed in 1995 and the First Community acquisition in 1996 were accounted for under the purchase method of accounting; accordingly, the financial position and results of operations of each entity acquired were not included in the consolidated financial statements until consummation of the purchase. The acquisitions consummated subsequent to September 30, 1996 are not included in the financial information and management disclosures.

SUMMARY

Centura recorded net earnings of $45.5 million for the nine months ended September 30, 1996, an increase of $490,000 or 1.1 percent from the same period in 1995. Earnings per fully diluted share were $1.95 compared to $1.92 for the prior period. On September 30, 1996, the President enacted legislation requiring a one-time special assessment on SAIF-insured deposits ("special assessment"), and accordingly, Centura accrued an estimate of $7.3 million, $4.2 million net of tax, against its earnings. Excluding the special assessment, net income for the nine months was $49.7 million, up $4.7 million or 10.5 percent from the nine months of 1995, representing a 21 cent improvement in fully diluted earnings per share to $2.13 per share. Specific highlights for the nine months of 1996 are as follows:

      Return on assets and return on equity for the nine month period ending September 30, 1996 were 1.09 percent and 14.75 percent respectively. Excluding the nine month special assessment, return on assets was 1.19 percent and return on equity was 16.12 percent compared to the 1995 nine month period which generated a return on assets of 1.26 percent and an equity return of 15.60 percent.

      Total revenues, defined as taxable equivalent net interest income plus noninterest income, increased approximately $34.3 million or 16.8 percent over the comparable prior period primarily due to higher levels of earning assets and the increased generation of fee income.

      Despite sluggish third quarter insurance and securities production due to the effects of Hurricane Fran on coastal and eastern North Carolina markets, noninterest income, before securities transactions, increased $13.1 million to $57.2 million or 29.6 percent over the $44.1 million recorded for the same period of 1995. Service charges on deposit accounts increased $4.0 million. Insurance and brokerage commissions accounted for $3.2 million of the increase, recording $8.1 million for the nine months of 1996. Mortgage income also increased dramatically, rising to $8.7 million compared to $4.4 million for the nine month period of 1995. A key component to the mortgage growth was capitalization of approximately $4.2 million of mortgage servicing rights compared to $2.7 million during the comparable period in 1995.

      Taxable equivalent net interest income increased $19.0 million between the nine month periods, despite a 24 basis point drop in the net interest margin to 4.57 percent for the nine months ended September 30, 1996.

      For the nine months ended September 30, 1996, average short-term and long-term funding sources represented 18.3 percent of interest-bearing liabilities while for the comparable nine month period of 1995 external funding was only 14.1 percent of average interest-bearing liabilities. External funding sources typically carry higher interest rates than internally generated deposits and for the first nine months of 1996, the average cost of short and long-term borrowings was 93 basis points over the average cost of interest bearing deposits.

      Nonperforming assets of $20.4 million for September 30, 1996 were relatively unchanged from the same period in 1995, representing only .34 and .39 percent of total assets, respectively.

      The allowance for loan losses was $58.5 million, representing 1.47 percent of total loans at September 30, 1996, compared to $53.4 million at September 30, 1995. Net charge-offs, continuing at low levels, were only .10 percent of average loans for both the nine-month periods presented. The provision for loan losses was $6.7 million for the nine months ending September 30, 1996 versus $5.8 million for the same period of 1995.

      Excluding the special assessment, noninterest expense for the nine months ended September 30, 1996, increased over the comparable period in 1995 by
     19.7 percent to $148.9 million. The majority of the increase was seen in personnel. Professional fees included an increase in the usage of consulting services and expenses related to the February 1996 acquisition of FCHC and the August 1996 acquisition of First Community. Postage and supplies expense increased 25.9 percent partially due to customer mailings to announce new products and to new customers acquired through acquisition. Centura continues to support the progress of technological and product initiatives, evidenced particularly within equipment expense, which increased $4.8 million between the nine month periods.

INTEREST-EARNING ASSETS

For the nine months ended September 30, 1996, average earning assets had increased to $5.2 billion, an increase of $759 million or 17.2 percent, over the average of $4.4 billion for the same period in 1995. At September 30, 1996, earning assets were $5.5 billion, up $581 million or 11.9 percent, over the level at September 30, 1995.

Loans
Average loan volume increased to $3.8 billion for the first nine months of 1996, up $371 million or 11.0 percent, over the same period in 1995. The loan growth trend has been present in all loan categories excluding residential mortgages, and has been funded principally by deposit growth, as well as increased short term borrowings. Loans declined to represent 72.7 percent of average earning assets for the nine months of 1996, compared to 76.8 percent for the same period of 1995. This decline between the nine month periods was influenced by a slower pace of loan growth.

Loans at September 30, 1996, were $4.0 billion,  an increase of $309 million, or
8.4 percent, compared to $3.7 billion at September 30, 1995, and up $278 million over loans at December 31, 1995. Loans of approximately $83 million were acquired in connection with the August purchase of First Community, predominantly in retail loans. During the first quarter of 1996, approximately $122 million of residential mortgage loans held in the loan portfolio were securitized. Loan growth from September 30, 1995 to September 30, 1996 was 6.2 percent without the effect of the First Community acquisition. Table 1 summarizes total loans outstanding and the mix of loans being held. Residential mortgages decreased as a percent of total loans due to the securitization of loans mentioned above.

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

The growth of the mortgage loan portfolio held by the Bank is managed to reduce long-term exposure to interest rate risk. The residential mortgage portfolio generally represents approximately 40 percent of the loan portfolio, though for 1996, it has declined to 34 percent, in part as a result of the securitization noted above. The volume of originations was $331 million for the first nine months of 1996. Sales of residential mortgage loans held for sale for the period ending September 30, 1996 were $330 million indicating a steady turnover process of loans originated for sale. Sales during the comparable period of 1995 were approximately $305 million. Centura purchased approximately $191 million of servicing rights in July 1996 which contributed to the growth in the mortgage loan portfolio serviced for others to $2.1 billion as compared to $1.5 billion at September 30, 1995 and $1.7 billion at December 31, 1995.

Mortgage loan activity also impacts noninterest income. Major components of mortgage income are net servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans. Mortgage income in total increased $4.3 million to $8.7 million for the first nine months of 1996 versus $4.4 million for the comparable period last year. With the increase in the mortgage loan portfolio serviced for others, net servicing revenue increased to $3.7 million for the nine month period, a $843,000 increase over the comparable 1995 period. The sales activity for year-to-date September generated $965,000 in net marketing losses, compared to $3.5 million in losses for the nine months ended September 30, 1995. Offsetting the impact of these net marketing losses were gains recorded on loan sales as a result of the capitalization of mortgage servicing rights totaling $4.2 million for the nine months of 1996, compared to $2.7 million last year.

The commercial loan portfolio represented 50.5 percent of the loan portfolio at September 30, 1996. Over 90 percent of these loans are secured. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and like secured loans, are supported by current financial statements and cash flow analyses.

Loans and other assets which were not performing in accordance with their original terms and past-due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

During 1996, loans as a percent of average earning assets has been decreasing. The loans to earning assets ratio between the nine month periods decreased to
72.7 percent for the period ended September 30, 1996 compared to 76.8 percent for 1995. This turn had a negative effect on the net interest margin, as loans typically earn higher yields than investments. Taxable equivalent interest income generated by loans increased $23.9 million for year-to-date September 30, 1996 to $264.1 million compared to $240.1 million for the same period last year. Increased average loan volume of $371 million accounted for $26.1 million of the increase in the taxable equivalent interest income. Slight decreases in interest rates, as evidenced by an 11 basis point decline in the average loan yield to
9.29 percent from the previous nine months of 1995, directly impacted the yields on the variable rate portion of the loan portfolio, decreasing taxable equivalent interest income by an additional $2.2 million. Approximately 80 percent of the commercial loan portfolio is variable rate, affected by changes in the prime rate or other various indices.

Investment Securities
The investment portfolio at September 30, 1996 was $1.5 billion, up 25.3 percent from the $1.2 billion at September 30, 1995, and represented 24.5 percent and
22.0 percent of total assets at September 30, 1996 and 1995, respectively.

On average, investments for the period ended September 30, 1996 were $1.4 billion , up 38.6 percent from the $1.1 billion for the same period of 1995. As a percentage of earning assets, average investments increased to 26.8 percent as compared to 22.7 percent of earning assets, during the comparable period of 1995. Investment securities typically earn lower yields than loans thus contributing to the decline in the net interest margin between the two periods.

The investment  portfolio  consists  primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the US Government and its agencies and in high grade municipals so as to minimize any credit risk in the investment portfolio. At September 30, 1996, approximately 99 percent of the total investment portfolio consisted of obligations of the US
Government and its agencies or investment grade state, county and municipal securities. The composition of the portfolio was 49 percent mortgage-backed securities and 44 percent US Government and agencies securities, compared to 36 percent and 48 percent, respectively, at December 31, 1995. Approximately 64 percent of the debt securities were fixed rate investments at September 30, 1996.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. At September 30, 1996, 24 percent of the total investment portfolio, versus 49 percent for the comparable prior period, was classified as investment securities held to maturity (the "HTM portfolio"), which are stated at net amortized cost. This shift between periods occurred principally due to the transfer of $243 million of the HTM portfolio to the AFS category at December 31, 1995, as allowed under the provisions of the implementation guide published by the Financial Accounting Standards Board. Centura intends and has the ability to hold such HTM securities until maturity. At September 30, 1996, the amortized cost of the HTM portfolio was $341.2 million, which was $1.5 million more than its market value.

Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, are reported at fair value and will be used as a part of Centura's asset/liability management strategies and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At September 30, 1996, the recorded fair value of the AFS portfolio of $1.1 billion was $11.5 million less than cost, which difference has been recorded, net of tax, as a reduction of shareholders' equity. The increase in market decline between the two nine-month periods was attributable to the change in the mix of securities held, the dollar size of the AFS portfolio, and increases in intermediate-term interest rates. Centura's liquidity position remains strong, alternative funding sources are abundant, and cash flows are provided by investment maturities in the AFS and HTM portfolios. This offers Centura flexibility in its asset/liability management strategies and if necessary, flexibility to invest and reinvest funds to increase the overall yield earned on investments.

Net realized gains of $1.7 million were generated during the first nine months of 1996 from sales and issuer call activity, compared to net realized losses of $613,000 during the comparable 1995 period.

Investment securities contributed $68.0 million in taxable equivalent interest income for the period ending September 30, 1996, an increase of $18.3 million over the $49.8 million earned in the comparable period of 1995. This $18.3 million increase was the result of the volume of average investments increasing
38.6 between the nine month periods, and only a four basis point decline in the yield on the total investment portfolio from 6.55 percent to 6.51 percent. See Table 3 for support.

FUNDING SOURCES

Total funding sources averaged $5.1 billion for the first nine months of 1996, a $763 million or 17.6 percent increase from the average volume of $4.3 billion in the comparable 1995 period. Funding sources include total deposits, short-term borrowings and long-term debt.

Deposits
For September 30, 1996, average total deposits increased $476 million to $4.3 billion, or 12.5 percent over the nine months of 1995. Average growth in time deposits accounted for $376 million of the increase between the periods although time deposits represented approximately 52 percent of total interest-bearing liabilities for the two nine-month periods. Furthermore, time deposits generally carry higher costs than other types of deposit funding sources; and given the competitive market in which Centura operates, the yield on time deposits rose seven basis points to 5.50 percent for the period ending September 30, 1996 while the total costs of interest-bearing deposits rose only three basis points to 4.38 percent.

As shown on Table 2, the mix of deposits has remained relatively stable between the periods ending September 30, 1996 and 1995. Savings and money market deposits represented 16.7 percent of average total deposits for the period ending September 30, 1996, down from the comparable 1995 period level of 19.0 percent. With rates rising on time deposits, as expected, time deposits increased its share of average total deposits to 55.4 percent from 52.4 percent.

The deposit base at September 30, 1996 of $4.6 billion was up $393 million from the $4.2 billion level held at September 30, 1995 and slightly above the $4.3 billion held at December 31, 1995. First Community accounted for $99 million and Essex $71 million of the growth between the two periods. Excluding First
Community and Essex, period-end deposits increased 4.2 percent from the September 30, 1995 level. First Community contributed approximately $41 million in time deposits and $58 million in less expensive deposit sources while Essex added predominantly time deposits.

Interest expense on deposits increased $14.4 million to $120.3 million for the nine months ending September 30, 1996 versus $105.9 million for the comparable period of 1995. The change in average volume of deposits was responsible for an increase of $16.0 million in interest expense (predominantly due to time deposits), while the change in the rates paid for interest-bearing deposits slowed the increase by $1.8 million. Table 3 details the change in rates paid by deposit category and the corresponding change in volume.

Other Funding Sources
With increased competition on deposit generation and a strong earning asset growth of 17.2 percent over the prior period, external funding sources increased to 16.1 percent of total funding liabilities for the first nine months of 1996, compared to 12.3 percent for the comparable period in 1995. The use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $581.2 million, compared to the $348.5 million average volume for the period ending September 30, 1995. Interest expense on short-term borrowings increased by a net $7.2 million, comprised of a $9.1 million increase due to higher volume and a $1.9 million decline due to lower interest rates. The average rate paid for these funds declined 69 basis points to 5.14 percent. The average volume of long-term debt, consisting predominantly of FHLB advances, increased to $239.6 million during the first nine months of 1996 compared to $184.7 million for the comparable prior nine months. Interest expense on long-term debt increased by $1.5 million, principally due to the higher volume.

NET INTEREST INCOME AND NET INTEREST MARGIN

As detailed in Table 3, taxable equivalent net interest income for the nine months of 1996 increased by $19.0 million, or 11.8 percent, to $180.2 million, from $161.2 million in the comparable period of 1995. For the period ended September 30, 1996, average earning assets increased $759 million or 17.2 percent while interest-bearing liabilities increased $698 million or 18.4 percent. Accordingly, volume contributed $16.7 million to the increase in taxable equivalent net interest income, with the largest increases reflected in loans, investments and time deposits. The net impact of the rate environment on net interest income was an increase of $2.3 million. The margin decreased 24 basis points for the period ended September 30, 1996 from the same nine-month period of 1995. Much of the decline in the margin was due to a 21 basis point decrease in the earning asset yield to 8.52 percent, which reflects the shift of earning asset dollars from the higher yielding loans to lower yielding investments. Loan growth, however, remained quite strong at 11.0 percent. The
4.55 percent paid for funding sources remained stable between the nine-month periods, dropping only three basis points.

There will continue to be pressure on the net interest margin given the strong competition for deposits, the corresponding need to utilize other higher-cost funding sources and given the downward pressure on asset earning power in a steady to falling rate environment.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets continue to be controlled; consequently, additions to the allowance for loan losses are principally in response to loan growth. The provision for loan losses was $6.7 million for the nine months ending September 30, 1996, up $864,000 compared to $5.8 million for the same period of last year. The provision expense exceeded gross charge-offs by $1.3 million. Net charge-offs for the nine months of 1996, continuing at low levels, were $2.8 million, or .10 percent of average loans, compared to $2.5 million, or .10 percent of average loans for the prior year's period. Net charge-offs for the year ended December 31, 1995 were .13 percent of average loans. The allowance for loan losses was $58.5 million at September 30, 1996, representing 1.47 percent of loans outstanding, compared to $53.4 million, or 1.45 percent of loans outstanding a year ago, and compared to $53.5 million or 1.44 percent of loans outstanding at December 31, 1995. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses".

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased to $20.4 million at September 30, 1996 or .34 percent of total assets at the end of the period. Nonperforming loans were $17.1 million at September 30, 1996, compared to $17.2 million the same time in 1995, and were below the $19.3 million at December 31, 1995. Foreclosed property of $3.3 million increased slightly from the $2.8 million at December 31, 1995. Nonperforming assets have been controlled as a result of sound lending policy, strong collection and workout efforts, and close monitoring of commercial real estate in particular. At September 30, 1996, the allowance for loan losses is 3.43 times nonperforming loans, up from 3.11 times at September 30, 1995 and up from 2.78 times at December 31, 1995. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate.

Accruing loans past due ninety or more days were $9.0 million, $4.4 million and $6.1 million at September 30, 1996, September 30, 1995 and December 31, 1995, respectively, which represented .22 percent, .12 percent and .17 percent of outstanding loans, respectively. Accrual of interest on loans is discontinued, and the loans classified as nonaccrual, when management has serious doubts that additional interest will be collected in a reasonable period of time.

While nonperforming asset trends have generally been improving, there are still exposures. Remaining nonperforming assets may prove to be more stubborn to resolve. Future writedowns and losses associated with the valuation or disposition of real estate owned directly affect net earnings. Growth of the loan portfolio opens opportunity for new problems to develop. Finally, the impact of ever-changing economic conditions and changes in interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels.

POTENTIAL PROBLEM LOANS

In addition to the nonperforming assets and past due loans shown in Table 5, "Nonperforming Assets and Past Due Loans," management believes that an estimated $10 to $15 million of additional potential problem loans may exist, depending upon economic conditions generally and the particular situations of various of its borrowers whose loans are currently "performing" in accordance with their contractual terms.

NONINTEREST INCOME AND EXPENSE

Noninterest income ("NII") increased $15.4 million, or 35.3 percent, to $58.9 million for the nine months of 1996. For 1996, noninterest income represented
24.6 percent of the $239.1 million of total revenues (defined as noninterest income plus taxable equivalent net interest income) which increased from 21.3 percent during the comparable period last year. Service charges on deposits increased $4.0 million, principally due to NSF charges, but declined to 42.0 percent of total noninterest income compared to 47.7 percent for the nine months ended September 30, 1995. The continued emphasis on expanding financial services, primarily brokerage activities, resulted in a $3.2 million increase in insurance and brokerage fees compared to the same period last year. Other deposit fees increased $1.5 million primarily due to an increase in ATM fees and network charges. Gains on security sales of $1.7 million compared to losses of $613,000 for the nine-month period of 1995 also contributed to the increase. Mortgage income for the nine-month period of 1996 increased to $8.7 million from $4.4 million for the comparable period in 1995. Mortgage income is described in detail under "Interest-earning Assets: Loans."

The efficiency ratio for the nine months ended September 30, 1996 was 65.50 percent, up from 60.78 percent for the same period in 1995. Excluding the special assessment, the efficiency ratio was 62.30 percent for the current period. Centura's technology and product initiatives such as branch automation, and telephone banking, have contributed to the rise in the efficiency ratio. Management expects many of these projects to be completed during 1997 and therefore bring benefits to both noninterest income and noninterest expense levels. Excluding the special assessment, noninterest expense ("NIE") increased
19.7 percent, or $24.5 million over the prior nine months to $148.9 million for the nine month period of 1996. Personnel expenses, mainly in salaries, contributed $11.0 million of this increase as the number of full-time equivalents continues to rise due to acquisition and the staffing of the grocery store locations. In an effort to keep pace with changing technology, Centura rents much of the equipment used to support such initiatives as branch automation. As a result, rental expense accounted for most of the $4.8 million increase in equipment expense. Professional fees, which included additions for consulting services and expenses related to the February 1996 acquisition of FCHC and the August 1996 acquisition of First Community, increased $3.1 million to $8.9 million for the nine months of 1996. Product promotions, efforts to retain customers of acquired entities, and the rollout of the grocery in-store locations beginning in July of 1996 contributed to the $2.4 million increase in office supplies, postage, and telephone.


INCOME TAX EXPENSE

The amount of income tax expense for the nine months of 1996 was $26.4 million compared to $25.7 million in the prior period. The current effective tax rate is
36.71 percent, up slightly from 36.37 percent at September 30, 1995.

EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $431.0 million at September 30, 1996, compared to $424.4 million at September 30, 1995. The ratio of shareholders' equity to period-end assets was 7.28 percent, down from 8.07 percent at period end September 30, 1995. Shareholders' equity has increased over the last year by only $6.6 million particularly as a result of the timing of the redemption of common stock relative to the 1996 acquisitions. Centura's board of directors approved the repurchase of up to 100 percent of the shares issued in connection with its purchase acquisitions (Cleveland, First Southern, and First Community) and up to 9.9 percent of the shares in connection with two of its pooling acquisitions (FCHC and FirstSouth). Under all repurchase actions, since inception of the plan in November 1994, Centura has repurchased approximately
3.1 million shares. The unrealized losses net of tax on securities available for sale were $7.1 million at September 30, 1996 compared to a $2.4 million gain, net of tax, for the comparable period last year.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At September 30, 1996, Centura had 23,293,670 shares outstanding. Annual cash dividends have increased consistently and have been paid without interruption over the past 29 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. Cash dividends paid for the nine months of 1996 were $17.2 million, or $.75 per share, compared to $13.2 million, or $.62 per share, for the comparable period last year. Of the cash dividends paid to date for 1996, $5.4 million were declared and accrued during the fourth quarter of 1995.

Centura maintains higher capital ratios than the minimum required by regulatory guidelines, which has positioned Centura to endure changes in the economy while providing opportunities for growth, both internally and through additional acquisitions. At September 30, 1996, Tier 1 capital was $367.9 million and total capital was $418.5 million. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios."

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds through attracting new deposits, borrowing funds, issuing new capital or selling assets. Liquidity is managed through the selection of the asset mix and the maturity mix of liabilities. As part of this process, funding needs and alternatives are continually evaluated. Centura's liquidity is provided by its portfolio of investment securities, interest income from investment securities, principal and interest payments on loans, turnover of mortgage loans held for sale, core deposits generated through the normal customer base or through acquisitions, brokered certificates of deposit, the retention of earnings, and the borrowing of additional funds if the need arises. Deposits and other funding sources are used to fund loans and investments, meet deposit withdrawals and maintain reserve requirements.

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks totaling approximately $1.1 billion, and the ability to borrow approximately $500 million from the Federal Home Loan Bank ($204 million outstanding to FHLB at September 30, 1996). The Bank also has the ability to issue debt up to a maximum of $300 million under a registered offering by the Bank for unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. The bank note program began to be used in the first quarter of 1995. In January 1995, Centura obtained a two-year unsecured line of credit of $35 million bearing a variable interest rate, which is being used as needed to assist in funding the share repurchase actions related to the 1995 and 1996 acquisitions. The credit line was subsequently increased to a total maximum of $60 million. There was $52 million outstanding under this line of credit at September 30, 1996; there was nothing outstanding at September 30, 1995.

The investment and loan portfolios are the primary types of earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers and on-going review of performing loans.

Centura's Asset/Liability Management Committee's objective is to control Centura's interest rate risk. The Committee monitors and adjusts Centura's exposure to interest rates based on corporate policy and expected market conditions and utilizes a computer simulation model to determine the effect on Centura's net interest income and the effect on the market value of Centura's equity under various interest rate assumptions. Traditional interest sensitivity gap analyses do not adequately measure a corporation's exposure to changes in interest rates as those analyses do not incorporate the interrelationships between interest rates charged or paid, balance sheet trends, changes in prepayments and management actions. Each of these factors can affect Centura's actual earnings. Centura's computer simulation model incorporates these factors and projects income over a 12-month horizon under a variety of higher and lower interest rate environments. This analysis shows that as interest rates increase, Centura will experience an increase in net interest income.

Using the market value of equity approach, a change in interest rates will have very little effect on the market value of Centura's equity. Centura is operating within the exposure guidelines approved by management, which prescribes that changes in net interest income after tax should approximate changes in the cost of capital and the market value of equity should not be materially effected by a change in interest rates. Management of Centura believes that Centura is currently positioned to react quickly to changes in interest rates.

Table 8 entitled "Interest Sensitivity Analysis" illustrates Centura's interest sensitivity gap for assets and liabilities held at September 30, 1996. As mentioned above, this type of gap analysis is appropriate only for review of Centura's interest sensitivity position at a point in time, and the indicated results on the net interest margin should not be projected into the future.

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks. Centura has principally used interest rate swaps. Swaps are used to reduce interest rate risk with the objective of stabilizing net interest income over time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7 entitled "Off-Balance Sheet Derivative Financial Instruments" summarizes Centura's off-balance sheet derivative financial instruments at September 30, 1996.

Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.

THIRD QUARTER RESULTS

Net income for the third quarter of 1996 was $13.0 million and fully diluted earnings per share was $0.56 compared to $15.9 million and $0.65 for the quarter ending September 30, 1995, respectively. Excluding the special assessment, net income was $17.3 million, up $1.4 million or 8.5 percent from the previous quarter in 1995. Accordingly, fully diluted earnings per share would have increased $0.18 to $0.65 for the current quarter. As shown in Table 3, the net interest margin improved three basis points despite a decline in interest rates between the two periods. The average yield on earning assets fell 25 basis points to 8.50 percent for the third quarter of 1996 while the cost of interest-bearing liabilities declined 34 basis points to 4.49 percent. Taxable equivalent interest income was $114.3 million, up $8.1 million from the comparable period in 1995, while interest expense increased only $1.6 million to $51.8 million for the quarter ending September 30, 1996. Growth in average volumes accounted for $4.5 million of the increase, while the impact of interest rate changes accounted for a $2.0 million increase. Average earning assets grew
10.6 percent to $5.3 billion for the third quarter 1996 compared to $4.8 billion for third quarter 1995. Interest-bearing deposits growth was 7.1 percent between the periods resulting in an average volume of $3.8 billion for the third quarter of 1996.

Net charge-offs as a percent of average loans increased slightly to .13 percent for the third quarter of 1996 compared to .08 percent for the same period in 1995. Gross charge-offs were $1.9 million for the three months ended September 30, 1996 and $1.7 million for the three months ended September 30, 1995. Recoveries between the periods declined $326,000 to $630,000 at September 30, 1996. The provision expense for the third quarter of 1996 was $2.3 million or $379,000 above gross charge-offs compared to $1.9 million provision for the third quarter of 1995.

Noninterest income ("NII") for the third quarter of 1996 increased $4.0 million to $20.1 million from the comparable period last year. As expected, the majority of the change occurred in service charges on deposit fees, brokerage and insurance commissions, and other service charges which includes ATM fees and interchange income. Hurricane Fran, which impacted many of the markets served by Centura, slowed insurance and brokerage production for the three months ending September 30, 1996 but commissions of $2.7 million were still $950,000 over the 1995 quarter.. Service charges on deposits increased $1.1 million to $8.4 million. The new ATM fee structure and increased efforts to promote such products as the pocket check contributed to the $702,000 improvement in other service charges and fees.

Excluding the special assessment, noninterest expense ("NIE") increased 17.2 percent over the third quarter of 1995 to $51.4 million for the three months ended September 30, 1996 compared to $43.9 million for the three months ended September 30, 1995. Salaries and benefits increased $3.0 million for the third quarter of 1996 with the introduction of the grocery in-store locations and the timing of the 1996 purchase acquisition. Professional fees were up $1.4 million partly due to the FirstSouth acquisition. With increased emphasis on new products and customer utilization of telephone banking as an alternative delivery channel, telephone and postage expenses increased approximately $512,000 between the quarters. With total revenue growth (taxable equivalent) of
14.5 percent lagging the 17.2 percent increase in NIE, excluding the special assessment, the efficiency ratio excluding the special assessment was unfavorably impacted by 188 basis points, climbing to 62.22 percent for the third quarter of 1996.



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

In July 1996, the Emerging Issues Task Force provided guidance concerning the costs for modifications to computer software to accommodate the year of 2000. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Centura's computer systems are generally based on two digit years and will need this additional programming to recognize the start of a new century. Management has not quantified the costs of this additional programming.

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

TABLE 1
--------------------------------------------------------------------------------
LOANS

                                               September 30, 1996              September 30, 1995             December 31, 1995
(Dollars in thousands)                        Balance     % of Total          Balance      % of Total        Balance    % of Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural        $725,683          18.2%        $654,324            17.8%      $631,116         17.0%
Commercial mortgage                            782,461          19.6          704,685            19.2        717,321         19.3
Real estate construction                       504,270          12.7          402,247            10.9        419,845         11.3
                                              ------------------------------------------------------------------------------------
      Commercial loan portfolio              2,012,414          50.5        1,761,256            47.9      1,768,282         47.6
Consumer                                       259,057           6.5          250,335             6.8        260,235          7.0
Residential mortgage                         1,373,762          34.4        1,453,865            39.5      1,445,011         39.0
Leases                                         301,257           7.6          172,369             4.7        196,136          5.3
Other                                           41,549           1.0           40,947             1.1         40,379          1.1
----------------------------------------------------------------------------------------------------------------------------------
Total loans                                 $3,988,039         100.0%      $3,678,772           100.0%    $3,710,043        100.0%
==================================================================================================================================

Residential mortgage servicing
      portfolio for others                  $2,108,000                     $1,522,000                     $1,723,000
==================================================================================================================================


TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED


                                                   September 30, 1996              September 30, 1995
(Dollars in thousands)                           Balance       % of Total        Balance      % of Total
---------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                    $  604,635            14.1%     $  539,353           14.1%
Interest checking                                 589,365            13.8         549,076           14.5
Money market                                      413,137             9.7         393,573           10.4
Savings                                           299,427             7.0         324,649            8.6
---------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit less than 100K        1,678,375            39.3       1,380,864           36.4
  Certificates of deposit greater than 100K       397,221             9.3         341,192            9.0
  IRA                                             289,876             6.8         267,441            7.0
---------------------------------------------------------------------------------------------------------
     Total time deposits                        2,365,472            55.4       1,989,497           52.4
---------------------------------------------------------------------------------------------------------
Total average deposits                         $4,272,036           100.0%     $3,796,148          100.0%
=========================================================================================================


TABLE 3
-------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiary

                                                   Nine months ended                        Nine months ended
                                                   September 30, 1996                      September 30, 1995
---------------------------------------------------------------------------------------------------------------------------
                                                            Interest     Average                   Interest       Average
                                               Average       Income/      Yield/      Average       Income/        Yield/
(Dollars in thousands)                         Balance       Expense        Rate      Balance       Expense          Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                        $ 3,756,919   $ 264,073       9.29%    $ 3,385,603   $ 240,135       9.40%
Taxable securities                             1,348,181      64,902       6.42         965,422      46,495       6.42
Tax-exempt securities                             45,359       3,128       9.19          48,007       3,284       9.12
Short-term investments                            25,745       1,057       5.39          24,714       1,175       6.27
                                              ------------   ---------                ----------   ---------
Interest-earning assets, gross                 5,176,204     333,160       8.52       4,423,746     291,089       8.73
Net unrealized gain (loss) on available
   for sale securities                            (5,680)                               (12,337)
Other assets, net                                409,375                                368,353
                                              ------------                            ----------
    Total assets                             $ 5,579,899                            $ 4,779,762
                                              ============                            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                            $   589,365   $   8,181       1.85%    $   549,076   $   9,561       2.33%
Money market                                     413,137      10,134       3.28         393,573       9,561       3.25
Savings                                          299,427       4,629       2.07         324,649       6,031       2.48
Time                                           2,365,472      97,391       5.50       1,989,497      80,764       5.43
                                              ------------   ---------               -----------   ---------
    Total interest-bearing deposits            3,667,401     120,335       4.38       3,256,795     105,917       4.35
Borrowed funds                                   581,223      22,383       5.14         348,544      15,210       5.83
Long-term debt                                   239,640      10,264       5.72         184,709       8,790       6.36
                                              ------------   ---------               -----------   ---------
Interest-bearing liabilities                   4,488,264     152,982       4.55       3,790,048     129,917       4.58
Demand, noninterest-bearing                      604,635                                539,353
Other liabilities                                 75,126                                 64,952
Shareholders' equity                             411,874                                385,409
                                              ------------                           -----------
    Total liabilities and
      shareholder's equity                   $ 5,579,899                            $ 4,779,762
                                              ============                           ===========

Interest rate spread                                                       3.97%                                  4.15%

Net yield on interest-
    earning assets                           $ 5,176,204   $ 180,178       4.57%    $ 4,423,746   $ 161,172       4.81%
                                              ============   =========               ===========    ========

Taxable equivalent adjustment                              $   4,371                              $   3,807
                                                             =========                              ========

--------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiary

                                                  Three months ended                        Three months ended
                                                  September 30, 1996                        September 30, 1995
-------------------------------------------------------------------------------------------------------------------------
                                                           Interest      Average                    Interest    Average
                                              Average       Income/       Yield/      Average        Income/     Yield/
(Dollars in thousands)                        Balance       Expense         Rate      Balance        Expense      Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                       $ 3,886,601  $   91,256        9.25%    $ 3,637,859  $  86,944        9.42%
Taxable securities                            1,351,378      21,657        6.41       1,081,958     17,708        6.55
Tax-exempt securities                            40,657         936        9.21          44,701      1,093        9.78
Short-term investments                           29,753         422        5.55          32,242        474        5.75
                                             -----------   ---------                  ----------   ---------
Interest-earning assets, gross                5,308,389     114,271        8.50       4,796,760     106,219       8.75
Net unrealized gain (loss) on available
   for sale securities                          (12,128)                                 (5,994)
Other assets, net                               425,632                                 399,364
                                             -----------                              ----------
    Total assets                            $ 5,721,893                             $ 5,190,130
                                             ===========                             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                           $   589,497  $    2,606        1.76%    $   555,717  $   3,185        2.27%
Money market                                    529,595       4,950        3.72         379,166      3,053        3.19
Savings                                         293,518       1,478        2.00         324,570      1,955        2.39
Time                                          2,375,436      32,503        5.44       2,276,021     33,226        5.79
                                             -----------   ---------                 -----------   ---------
    Total interest-bearing deposits           3,788,046      41,537        4.36       3,535,474     41,419        4.65
Borrowed funds                                  561,180       7,074        5.01         377,270      5,509        5.79
Long-term debt                                  234,582       3,142        5.33         206,417      3,222        6.19
                                             -----------   ---------                 -----------   ---------
Interest-bearing liabilities                  4,583,808      51,753        4.49       4,119,161     50,150        4.83
Demand, noninterest-bearing                     641,677                                 576,268
Other liabilities                                75,943                                  71,186
Shareholders' equity                            420,465                                 423,515
                                             -----------                             -----------
    Total liabilities and
      shareholder's equity                  $ 5,721,893                             $ 5,190,130
                                             ===========                             ===========

Interest rate spread                                                       4.01%                                  3.92%

Net yield on interest-
    earning assets                          $ 5,308,389  $  62,518         4.63%    $ 4,796,760  $  56,069        4.60%
                                             ===========   ========                  ===========   =========

Taxable equivalent adjustment                            $   1,397                               $   1,341
                                                           ========                                =========


TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                           At and for the nine months    At and for the year ended
                                                              ended September 30,           ended December 31,
(Dollars in thousands)                                         1996          1995                  1995
--------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period       $      53,452    $     46,701      $      46,701
Allowance for acquired financial institutions                  1,240           3,460              3,460
Provision for loan losses                                      6,650           5,786              7,709
Loans charged off                                             (5,371)         (4,877)            (8,232)
Recoveries on loans previously charged off                     2,575           2,345              3,814
--------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                            (2,796)         (2,532)            (4,418)
--------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period             $      58,546    $     53,415      $      53,452
====================================================================================================================

Loans at period-end                                    $   3,988,039    $  3,678,772      $   3,710,043
Average loans                                              3,756,919       3,385,603          3,460,353
Nonperforming loans                                           17,057          17,194             19,260

Allowance for loan losses to loans at period-end                1.47%           1.45               1.44
Net charge-offs to average loans                                0.10%           0.10               0.13
Allowance for loan losses to nonperforming loans                3.43x           3.11               2.78
====================================================================================================================

TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                          September 30,         December 31,
                                                   -------------------------    ------------
(Dollars in thousands)                                  1996         1995            1995
--------------------------------------------------------------------------------------------
Nonaccrual loans                                   $  16,448    $  16,863       $  18,306
Restructured loans                                       609          331             954
                                                   -----------------------------------------
  Nonperforming loans                                 17,057       17,194          19,260
Foreclosed property                                    3,300        3,176           2,823
--------------------------------------------------------------------------------------------
Total nonperforming assets                         $  20,357    $  20,370       $  22,083
============================================================================================

Nonperforming assets to:
    Loans and foreclosed property                       0.51%        0.55            0.59
    Total assets                                        0.34         0.39            0.40
============================================================================================

Accruing loans past due ninety days                $   9,010   $    4,444       $   6,130
============================================================================================

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS
                          Tier I Capital   Total Capital   Tier I Leverage
September 30, 1996            9.11%           10.37%          6.50%
December 31, 1995             9.65            10.90           6.67
Sepember 30, 1995            10.48            11.73           7.23
Minimum requirement           4.00             8.00      3.00-5.00



TABLE 7
--------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at September 30, 1996 are summarized below:
                                                                               Weighted Average
                                                      Weighted Average Rate        Remaining       Estimated
                                         Notional     During the Quarter __      Contractual      Fair Value
                                           Amount     Received         Paid      Term (Years)     Gain (Loss)
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SWAPS
Corporation pays fixed rates           $  250,000       5.65%          6.48%         1.4          $ (1,285)
Corporation pays variable rates            70,000       6.73%          5.63%         4.6               238
                                        -----------                                               ----------
     Total interest rate swaps         $  320,000                                                 $ (1,047)
                                        ===========                                               ==========


Interest rate cap and floor agreements at September 30, 1996 are summarized below:

                                                                                Weighted Average
                                                                                   Remaining                  Estimated
                                         Notional     Average     Current Index  Contractual    Carrying     Fair Value
                                           Amount      Rate *         Rate       Term (Years)     Value      Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------
Interest Rate Floors                   $  180,000       5.87%          5.63%          3.0       $   880      $   795
                                                                                                ============  ===========
Interest Rate Caps                     $   26,000       7.39%          5.63%          6.3       $   807      $     5
                                        ===========                                             ============  ===========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

At September 30, 1996 Centura had three put options totaling 175 ten-year
Treasury futures contracts. Each contract represents a $100,000 notional amount and gives Centura the right but not the obligation to exercise the respective contract. Cumulatively at September 30, 1996, the options had a carrying value of $41,800 and an estimated fair value of $62,400.


TABLE 8
INTEREST SENSITIVITY ANALYSIS
Centura Banks, Inc. and Subsidiary

                                                                     As of September 30, 1996
                                        --------------------------------------------------------------------------------------------

                                            1-30       31-60     61-90    91-180    181-365   Total Under  Total Over
(thousands)                                 Days        Days      Days      Days      Days     One Year    One Year        Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Loans                                   $ 2,261,574 $ 118,493 $ 111,764  $ 235,209  $ 404,180 $ 3,131,220 $   856,819   $ 3,988,039
Investment securities                        70,014    74,792    72,966    132,604    262,311     612,687     838,236     1,450,923
Other short-term investments                 12,708     -         -           -         -          12,708       -            12,708
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $ 2,344,296 $ 193,285 $ 184,730  $ 367,813  $ 666,491 $ 3,756,615 $ 1,695,055   $ 5,451,670
Notional amount of interest rate swaps       95,000    85,000    50,000     20,000      -         250,000      70,000       320,000
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and
 off-balance sheet financial instruments  2,439,296   278,285   234,730    387,813    666,491   4,006,615   1,765,055     5,771,670
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Time deposits over $100                 $    30,000 $  23,892 $   5,672  $  37,182  $ 100,374 $   197,120 $   142,550   $   339,670
All other deposits (1)                    1,764,954   122,294   178,142    576,208    576,208   3,217,806     318,675     3,536,481
Short-term borrowed funds                   384,004    82,000    25,000     80,244     50,000     621,248       -           621,248
Long-term debt                               91,353    86,600    25,000      1,500     15,000     219,453      11,740       231,193
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $ 2,270,311 $ 314,786 $ 233,814  $ 695,134  $ 741,582 $ 4,255,627 $   472,965   $ 4,728,592
Notional amount of interest rate swaps       10,000    75,000    10,000     20,000     65,000     180,000     140,000       320,000
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and
 off-balance sheet financial instruments  2,280,311   389,786   243,814    715,134    806,582   4,435,627     612,965     5,048,592
====================================================================================================================================

Interest sensitivity gap per period     $   158,985 $(111,501)$  (9,084) $(327,321) $(140,091)$  (429,012)
Cummulative interest sensitivity gap        158,985    47,484    38,400   (288,921)  (429,012)
Cumulative ratio of interest-sensitive
 assets to interest-sensitive liabilities      1.07x     1.02x     1.01x      0.92x      0.90x


(1) Not all core deposits are immediately repriceable and, therefore, they are spread based on actual maturity. Noninterest-bearing deposit accounts are excluded.
(2) Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Deposit run-off is estimated based on historical information and market analysis. The aging of mortgage-backed securities is based on their weighted average maturities at September 30, 1996 and median market prepayment rates.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
Not applicable

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

      Exhibit                                                                            Exhibit
        No.              Description of Exhibit                                         Reference
       4.1     Excerpts from Centura's Articles of Incorporation and
               Bylaws relating to rights of holders of  Registrant's  capital stock       4.1(1)
       4.2     Specimen  certificate  of Centura  common stock                            4.2 (2)
       27      Financial Data Schedule - included in the electronically filed document as required.

       (1)Included as the identified exhibit in Centura Banks, Inc. Form 2-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated July 2, 1996 was filed under Item 5, Other Events, indicating the Registrant's announcement on July 2, 1996 of earnings for the three and six month periods ended June 30, 1996.
       2)A report on Form 8-K dated July 12, 1996 was filed under Item 5, Other Events to announce that the Registrant had temporarily suspended its purchases of Centura common stock in the open market under rules promulgated by the Securities and Exchange Commission, particularly because the Registrant had mailed the prospectus and proxy statement in connection with the proposed acquisition of First Community Bank.
       3)A report on Form 8-K dated July 29, 1996 was filed under Item 2, Acquisition or Disposition of Assets to announce that the Registrant had successfully completed the transaction to assume deposits of the Greensboro, Raleigh and Wilmington, North Carolina locations of Essex Savings Bank, F.S.B.
       4)A report on Form 8-K dated August 16, 1996 was filed under Item 2, Acquisition or Disposition of Assets to announce that the Registrant has successfully completed the merger with First Community Bank in Gastonia, North Carolina. The merger was consummated through the issuance of .96 shares of Centura common stock for each share of outstanding First Community stock and resulted in the recognition of approximately $16 million of goodwill.
       5)A report on Form 8-K dated August 22, 1996 was filed under Item 2, Acquisition or Disposition of Assets to announce that the Registrant entered into an agreement to acquire CLG, Inc., a privately owned company specializing in leasing computer and technological equipment throughout the United States. The Registrant also announced that it will resume its repurchase of Centura common stock in the open market effective August 23, 1996 and that it expects to continue its open market purchases until the mailing of the prospectus and proxy statement in connection with the proposed merger with FirstSouth Bank in Burlington, North Carolina.
       6)A report on Form 8-K dated September 4, 1996 was filed under Item 2, Acquisition or Disposition of Assets, to provide unaudited pro forma condensed balance sheets as of June 30, 1996 and unaudited pro forma combined condensed income statements for the six months ended June 30, 1996 to security holders and investors giving effect to the affiliation with Centura Banks, Inc. of First Community Bank, Gastonia, North Carolina, presented under the purchase method of accounting. Additionally, the Registrant provided the unaudited pro forma condensed balance sheet as of June 30, 1996 and the unaudited pro forma combined condensed income statements for the six months ended June 30, 1996 and for each of the years in the three-year period ended December 31, 1995, combining the historical financial statements of Centura with FirstSouth Bank in Burlington, North Carolina, giving effect to the merger of both entities using the pooling-of-interests method of accounting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                 CENTURA BANKS, INC.
                                                 Registrant

Date:  November 13, 1996                     By: /s/Frank L. Pattillo
                                                 --------------------
                                                 Frank L. Pattillo
                                                 Senior Executive Vice President
                                                   and Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


                                                                     Sequential
Exhibit             Description of Exhibit                              Page No.
----------------------------------------------------------------------------------------------------
4.1   Excerpts from Centura's Articles of Incorporation and Bylaws
      relating to rights of holders of Registrant's capital stock          *(1)

4.2   Specimen certificate of Centura common stock                         *(2)

27    Financial Data Schedule                                              **




*Incorporated by reference from the following documents as noted:
       (1)Included as the identified exhibit in Centura Banks, Inc. Form 2-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
**Included in the electronically-filed document as required.