Form 10-K
period 1996-12-31
CENTURA BANKS INC
filed 1997-03-12
CIK 861461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from                               to

COMMISSION FILE NUMBER: 1-10646

                               CENTURA BANKS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             North Carolina                                      56-1688522
(STATE OR OTHER JURISDICTION OF INCORPORATION OR
             ORGANIZATION)                          (I.R.S. EMPLOYER IDENTIFICATION NO.)

    134 North Church Street, Rocky Mount, North Carolina               27804
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including area code: (919) 977-4400

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value                 New York Stock Exchange
   (TITLE OF EACH CLASS)         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    [x]      No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, there were 25,745,290 shares outstanding of the Registrant's common stock, no par value. The aggregate market value of the Registrant's common stock held by those persons deemed by the Registrant to be nonaffiliates was approximately $1.0 billion. Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 16, 1997, are incorporated by reference in Part III of this report.

                             CROSS REFERENCE INDEX

PART I     ITEM 1    BUSINESS                                                                              PAGE II-
                     Description of Business                                                                         5-11
                     Average Balance Sheets                                                                            17
                     Net Interest Income Analysis -- Taxable Equivalent Basis                                          17
                     Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis                          20
                     Interest Sensitivity Analysis                                                                     27
                     Summary of Results of Operations                                                                  12
                     Investment Securities                                                                  17-19, 42, 43
                     Loans                                                                                  14-16, 43, 44
                     Asset Quality and Allowance for Loan Losses                                                20-23, 44
                     Funding Sources                                                                            19, 45-46
                     Equity and Capital Resources                                                           24-25, 49, 58
                     Net Interest Income and Net Interest Margin                                                17, 19-20
                     Noninterest Income and Noninterest Expense                                                23, 24, 50
           ITEM 2    PROPERTIES                                                                                11, 45, 52
           ITEM 3    LEGAL PROCEEDINGS
                     On May 13, 1994, seven individuals claiming to have been depositors of First
                     Savings Bank of Forest City, SSB ("First Savings") filed suit in Wake County,
                     North Carolina, Superior Court against the Registrant, Centura Bank, the
                     North Carolina Savings Institutions Division ("NCSID"), and six individuals who were directors of First Savings at the time of the acquisition of that institution by the Registrant and Centura Bank through a merger/conversion transaction in October 1993 (the "Acquisition"). Plaintiffs' complaint alleges, among other things, that the individual defendants violated their fiduciary duties as directors of First Savings in connection with the
                     Acquisition by allegedly receiving excessive benefits as part of that transaction; that the Registrant and Centura Bank acted in concert with the individual defendants in that regard, as a result of which it is alleged that
                     "the assets of First Savings were wrongfully transferred"; and that the NCSID acted in violation of law in approving the Acquisition. Plaintiffs sought (i)
                     certification of the suit as a class action; (ii) a judgment ordering the individual defendants, the Registrant, and Centura Bank to pay to plaintiffs and members of the class the difference between the fair market value of
                     First Savings as of the date of the Acquisition and the value of benefits paid to depositors in the Acquisition; (iii) punitive damages in an unspecified amount; and (iv) in the event damages are not awarded, entry of an order declaring the Acquisition to be "illegal, void and reversed."
                     On March 2, 1995, claims against NCSID were severed from claims against the six individuals who were directors of First Savings, the Registrant and
                     Centura Bank, and accordingly, such claims are now the subject of two separate proceedings.
                     On October 31, 1995, the Wake County Superior Court reversed the decision of the NCSID Administrator denying plaintiffs' request for a hearing on the issue of whether the NCSID should have approved the Acquisition and remanded the action to the NCSID for such a hearing. The Registrant and NCSID appealed this decision, which appeal was dismissed by the North Carolina Court of
                     Appeals. A hearing has not yet been scheduled by the NCSID.
                     The civil damage action was certified as a class action on March 4, 1996, and on March 26, 1996, was assigned to the Special Superior Court for Complex
                     Business Litigation. Registrant, and the former First Savings directors moved for summary judgment, which motion was heard by the court on January 8, 1997.
                     Management is of the view that the Registrant should have no financial liability as a result of this litigation and, accordingly, no liability has been recorded.

                                                                                                                 PAGE II-
                     Various other legal proceedings against the Registrant and its subsidiary have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of the Registrant or its subsidiary.
           ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1996.
PART II    ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          8, 9, 24, 25, 49,
                                                                                                                   50, 58
           ITEM 6    SELECTED FINANCIAL DATA                                                                           12
           ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                                                     13-29
           ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     Independent Auditors' Report                                                                      31
                     Consolidated Balance Sheets at December 31, 1996 and 1995                                         32
                     Consolidated Statements of Income for each of the years in the three-year
                     period ended December 31, 1996                                                                    33
                     Consolidated Statements of Shareholders' Equity for each of the years in the
                     three-year period ended December 31, 1996                                                         34
                     Consolidated Statements of Cash Flows for each of the years in the three-year
                     period ended December 31, 1996                                                                    35
                     Notes to Consolidated Financial Statements                                                     36-58
                     Quarterly Financial Summary for 1996 and 1995                                                     28
           ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE
                     There has been no disagreement with accountants on accounting and financial disclosure.
PART III   ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                 *
           ITEM 11   EXECUTIVE COMPENSATION                                                                             *
           ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                     *
           ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                     *
PART IV    ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                     (a)(1) Financial Statements (See Item 8 for reference)
                     (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to
                         Consolidated Financial Statements.
                     (3) Exhibits have been filed separately with the Commission and are available
                         upon written request.                                                                      59-60
                     (b) Reports on Form 8-K:
                     On October 4, 1996, the Registrant filed a Form 8-K announcing earnings for the nine months ended September 30, 1996 and announcing the completion of its purchase of 49 percent interest in First Greensboro Home Equity, Inc., a privately owned company specializing in alternative lending for homeowners and homebuyers.
                     On October 11, 1996, the Registrant filed a Form 8-K announcing that the shareholders of FirstSouth Bank ("FirstSouth") approved the merger of
                      FirstSouth with Registrant.
                     On October 25, 1996, the Registrant filed a Form 8-K announcing the completion of its merger with FirstSouth Bank in Burlington, North Carolina.
                      The merger was consummated through the issuance of .55 shares of Centura common stock for each share of FirstSouth common stock.

                                                                                                                 PAGE II-
                     On November 26, 1996, the Registrant filed a Form 8-K/A to provide pro forma financial information to security holders and investors. The unaudited pro forma combined condensed balance sheet as of June 30, 1996 and unaudited pro forma combined condensed financial statements for the year ended December
                      31, 1995 and for the six months ended June 30, 1996, give effect to the affiliation with Registrant of First Community Bank, Gastonia North
                      Carolina, and the purchase of 49 percent interest in First Greensboro Home
                      Equity, Inc. presented under the purchase method of accounting.
                      Additionally, the unaudited pro forma combined condensed balance sheet as of
                      June 30, 1996, and the unaudited pro forma combined condensed income statements for the six months ended June 30, 1996 and for each of the years in the three-year period ended December 31, 1995, combine the historical financial statements of the Registrant with FirstSouth Bank, Burlington,
                      North Carolina and CLG, Inc., Raleigh, North Carolina, after giving effect to the merger of both entities using the pooling-of-interests method of accounting. This filing was made as an amendment to and replacement for the
                      8-K dated and signed as of September 4, 1996.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

                            DESCRIPTION OF BUSINESS

REGISTRANT

     Centura Banks, Inc. (the "Registrant" or "Centura") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Registrant owns all of the outstanding shares of its sole, wholly-owned subsidiary, Centura Bank (the "Bank"), a North Carolina chartered bank. The Registrant and the Bank are collectively referred to as "Centura". The Registrant provides services and assistance to the Bank and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Registrant receives income and dividends from the Bank, where most of the operations of the Registrant are carried on. During 1996, the Registrant acquired a 49 percent equity interest in First Greensboro Home Equity, Inc., a home equity mortgage company headquartered in Greensboro, North Carolina ("First Greensboro") (discussed further in Note 2 of the notes to consolidated financial statements). The Registrant receives income from First Greensboro as a result of its ownership interest. The majority of the Registrant's executive officers, who are also officers of the Bank, receive their entire salaries from the Registrant. The executive offices of the Registrant and the Bank are located at 134 North Church Street, Rocky Mount, Nash County, North Carolina. At December 31, 1996, the Registrant had consolidated assets of $6.3 billion.

     The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 1996, the Bank had 2,110 full-time and 412 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

     Centura's strategic intent is to become the primary provider of financial services for each of its customers. Therefore, Centura offers: full-service commercial and consumer banking services, including bill paying services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; commercial and retail leasing; trust department activities for individual estates and for various types of employee benefit plans; and mortgage banking activities.

     Another component of the strategic intent is the convenient delivery of financial products and services to each customer. At December 31, 1996, Centura serviced its customers through 166 financial stores, including 11 supermarket locations, and through more than 255 automated teller machines throughout North Carolina. Alternatively, Centura offers Centura Highway, a centralized telephone operation which handles a full line of financial services; a home page on the Internet; and home banking through a telephone network operated by a third party and connected to the personal computers of customers.

     In keeping with its strategic intent Centura concentrates on expanding its customer knowledge through the use of a customer database and sales tracking system that combines financial, demographic, behavioral and psychographic data. The information supports decision making about services offered, delivery channels, locations, staffing, and marketing. In order to take its services where the consumer shops, Centura is also expanding its in-store banking strategy which during 1997 includes opening 14 additional in-store locations throughout North Carolina and the Tidewater Virginia region. Management anticipates it will continue to refine Centura's product and service offerings and related delivery systems and technologies in order to achieve Centura's strategic intent.

     Centura's growth plan continues to include acquisitions that create strategic market entry or enhancement opportunities. During 1996, Centura completed mergers with three North Carolina commercial banking institutions, a merger with a technology leasing company, a deposit assumption transaction, and the acquisition of a 49 percent interest in a commercial finance company. These transactions are described further in management's discussion and analysis of financial condition and results of operations and in Note 2 of the notes to consolidated financial statements.

COMPETITION

     The financial services industry is highly competitive. Centura, through the Bank, competes for all types of loans, deposits, and financial services with other bank and nonbank institutions located within the State. Since the amount of money a state bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, the Bank's larger competitors for commercial loan customers have higher lending limits than does the Bank. Centura was the sixth largest bank holding company in North Carolina based on its assets at December 31, 1996.

     Centura also competes with out-of-state banks and bank holding companies serving North Carolina, various savings and loan associations, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, Centura competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products.

SUPERVISION AND REGULATION

     GENERAL. The Registrant is a bank holding company, registered with the Federal Reserve under the BHC Act and with the North Carolina Commissioner of Banks (the "Commissioner") under the North Carolina Bank Holding Company Act of 1984, as amended (the "North Carolina Act"). As such, the Registrant and its subsidiary are subject to the supervision, examination, and reporting requirements of the BHC Act and the North Carolina Act and the regulations of the Federal Reserve and the Commissioner.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"). Both capital adequacy and the CRA are discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Centura and any other bank holding company located in North Carolina may now acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. North Carolina has enacted "opt in" legislation that permits interstate branching in North Carolina on a reciprocal basis through June 1, 1997, and on an unlimited basis thereafter. Accordingly, the Bank is currently able to establish and operate branches in other states that have also enacted "opt in" legislation.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     The BHC Act generally prohibits the Registrant from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     The Bank is a member of the FDIC, and as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and the Bank, as a North Carolina bank and member of the Federal Reserve, is supervised and examined by the Federal Reserve and the Commissioner, and is also subject to the backup supervisory authority of the FDIC. Such agencies regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Such agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     COMMUNITY REINVESTMENT ACT. The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution,
(iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Under CRA regulations jointly adopted by all federal bank regulatory agencies, the former process-based CRA assessment factors were replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g. credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans. The institution's regulator will weigh each of these lending categories to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. All financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans.

     The joint agency CRA regulations provide that an institution evaluated under a given test would receive one of five ratings for that test: outstanding; high satisfactory; low satisfactory; needs to improve; or substantial non-compliance. The ratings for each test would then be combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory), needs to improve, or substantial non-compliance. In the case of a retail-oriented institution, its lending test rating would form the basis for its composite rating. That rating would then be increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service. An institution found to have engaged in illegal lending discrimination would be rebuttably presumed to have a less-than-satisfactory composite CRA rating. The Bank's current CRA rating is Satisfactory.

     PAYMENT OF DIVIDENDS. The Registrant is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Registrant as well as the Registrant to its shareholders.

     Under North Carolina law, the Bank may pay cash dividends only out of undivided profits and only if the Bank has surplus of a specified level. If a bank having capital stock of $15,000 or more has surplus of less than 50 percent of its paid-in capital stock, no cash dividend may be declared until the bank has transferred from undivided profits to surplus 25 percent of its undivided profits or any lesser percentage sufficient to raise the bank surplus to an amount equal to 50 percent of its paid-in capital. Furthermore, if, in the opinion of the federal regulatory agencies, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured bank may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See Note 18 of the notes to consolidated financial statements for amounts available for dividends.

     The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     CAPITAL ADEQUACY. The Registrant and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for an institution to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio ("Risk Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0 percent. At least half of the Total Capital must be composed of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier II Capital"). At December 31, 1996, the Registrant and the Bank were in compliance with the total capital ratio and the Tier I capital ratio requirements. Note 18 of the notes to consolidated financial statements presents Centura's and the Bank's capital ratios.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio") of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0 percent plus an additional cushion of 100 to 200 basis points. The Registrant was in compliance with the minimum Leverage Ratio requirement as of December 31. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Reserve and was in compliance with applicable minimum capital requirements as of December 31, 1996. Neither the Registrant nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal banking agencies have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards that would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

     SUPPORT OF SUBSIDIARY BANK. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     PROMPT CORRECTIVE ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the Federal Reserve rule implementing the prompt corrective action provisions, a bank that (i) has a Total Capital ratio of 10.0 percent or greater, a Tier 1 Capital ratio of 6.0 percent or greater, and a Leverage Ratio of 5.0 percent or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve, is deemed to be "well-capitalized." An institution with a Total Capital ratio of 8.0 percent or greater, a Tier 1 Capital ratio of 4.0 percent or greater and a Leverage Ratio of 4.0 percent or greater (or 3.0 percent or greater in the case of an institution rated composite 1 under the CAMEL rating system) is considered to be "adequately capitalized." A bank that has a Total Capital ratio of less than 8.0 percent or a Tier 1 Capital ratio of less than
4.0 percent or a Leverage Ratio that is less than 4.0 percent (or less than 3.0 percent in the case of a bank rated composite 1 under the CAMEL rating system) is considered to be "undercapitalized." A bank that has a Total Capital ratio of less than 6.0 percent, a Tier 1 Capital ratio of less than 3 percent, or a Leverage Ratio that is less than 3.0 percent is considered to be "significantly undercapitalized" and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0 percent is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     In the case of a bank that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, the institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purposes" of FDICIA.

     At December 31, 1996, the Bank had the requisite capital levels to qualify as well-capitalized.

     FDIC INSURANCE ASSESSMENTS. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect January 1, 1994, assigns an institution to one of three capital categories: (i) well-capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

     Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the BIF and the SAIF for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23 percent of deposits) for an institution in the highest category (i.e., "well-capitalized" and "healthy") to 31 basis points (0.31percent of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25 percent) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92 percent of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the assessment rate range of 23 to 31 basis points for SAIF members given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for SAIF-insured institutions and other banks with SAIF-assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25 percent. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657 percent) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Bank recorded a pre-tax charge against earnings for the special assessment in the quarter ended September 30, 1996 in the amount of approximately $7.3 million.

     In addition, on December 24, 1996, in order to avoid collecting more than needed to maintain the SAIF's capitalization rate at 1.25 percent of aggregate insured deposits, the FDIC revised the SAIF assessment rate schedule, which retroactively resulted in, as of December 11, 1996, (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, FICO assessments are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. The Bank anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates.

     Under the Federal Deposit Insurance Act, ("FDIA") insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     SAFETY AND SOUNDNESS STANDARDS. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt correction action provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

     DEPOSITOR PREFERENCE. Legislation enacted by Congress establishes a nationwide depositor preference rule in the event of a bank failure. Under this arrangement, all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank would be entitled to any payment in the event of an insolvency or liquidation of the bank.

PROPERTIES

     The main executive offices of the Registrant and the Bank are located in Rocky Mount, North Carolina. The Bank operates 166 financial stores, the majority of which are owned by the Bank.

TABLE 1
SELECTED FINANCIAL DATA

                                                                                                                      FIVE-YEAR
                                                                                                                      COMPOUNDED
                                                                                                                        GROWTH
                                                            1996        1995        1994        1993        1992         RATE
SUMMARY OF OPERATIONS
(thousands, except per share)
Interest income........................................   $469,760    $417,635    $324,950    $282,819    $274,442        10.1%
Interest expense.......................................    219,676     192,990     123,657     112,306     124,296         6.6
Net interest income....................................    250,084     224,645     201,293     170,513     150,146        13.8
Provision for loan losses..............................      9,596       7,904       7,220       9,151      17,293       (15.6)
Noninterest income.....................................    100,847      80,110      63,756      66,642      56,706        18.3
Noninterest expense....................................    233,981     195,777     170,207     157,040     139,459        12.2
Income taxes...........................................     39,203      36,421      31,849      26,688      16,593        46.8
Net income.............................................   $ 68,151    $ 64,653    $ 55,773    $ 44,276    $ 33,507        36.2
Net interest income, taxable equivalent................   $256,109    $229,827    $207,033    $176,610    $156,419        13.2
Cash dividends paid....................................   $ 24,001    $ 18,731    $ 15,874    $ 12,833    $ 10,012        21.6
PER COMMON SHARE
Net income -- primary..................................   $   2.61    $   2.46    $   2.20    $   1.90    $   1.52        30.5%
Net income -- fully diluted............................       2.61        2.46        2.20        1.87        1.50        30.5
Cash dividends.........................................       1.00         .85         .74         .69         .63        10.6
Book value.............................................      18.51       17.19       14.95       14.09       12.22        10.7
SELECTED AVERAGE BALANCES
(millions)
Assets.................................................   $  5,956    $  5,178    $  4,478    $  3,937    $  3,475        13.4%
Earning assets.........................................      5,485       4,754       4,118       3,614       3,170        13.8
Loans..................................................      4,014       3,638       3,005       2,650       2,385        12.6
Investment securities..................................      1,436       1,083       1,083         905         708        18.3
Core deposits..........................................      4,102       3,646       3,445       3,058       2,721        11.1
Total deposits.........................................      4,505       4,036       3,718       3,334       2,977        10.6
Shareholders' equity...................................        454         425         360         301         255        14.2
SELECTED YEAR-END BALANCES
(millions)
Assets.................................................   $  6,294    $  5,785    $  4,658    $  4,518    $  3,647        13.6%
Earning assets.........................................      5,720       5,274       4,230       4,091       3,280        13.8
Loans..................................................      4,109       3,898       3,244       2,834       2,472        12.9
Investment securities..................................      1,578       1,329         966       1,201         731        17.8
Core deposits..........................................      4,387       3,948       3,428       3,538       2,837        11.1
Total deposits.........................................      4,733       4,444       3,736       3,854       3,115        10.4
Shareholders' equity...................................        475         443         369         351         266        14.5
SELECTED RATIOS
Return on average assets...............................       1.14%       1.25%       1.25%       1.12%        .96%
Return on average equity...............................      15.02       15.22       15.48       14.73       13.16
Average equity to average assets.......................       7.62        8.21        8.04        7.64        7.32
Dividend payout ratio..................................      35.22       28.97       28.46       28.98       29.88

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS IS PRESENTED TO ASSIST IN THE UNDERSTANDING AND EVALUATION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTURA BANKS, INC. ("CENTURA"). IT SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES PRESENTED ON PAGES 32-58 AND THE SUPPLEMENTAL FINANCIAL DATA APPEARING THROUGHOUT THIS REPORT. CENTURA IS A BANK HOLDING COMPANY OPERATING IN NORTH CAROLINA. NOTE 1 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DISCUSSES ITS WHOLLY-OWNED SUBSIDIARY, CENTURA BANK (THE "BANK").

     MUCH OF THE FINANCIAL DISCUSSION THAT FOLLOWS REFERS TO THE IMPACT OF CENTURA'S MERGER AND ACQUISITION ACTIVITY. THE FOLLOWING TABLE PROVIDES A SUMMARY OF MERGER AND ACQUISITION ACTIVITY FOR THE THREE-YEAR PERIOD ENDING DECEMBER 31, 1996. THERE WERE NO MERGERS OR ACQUISITIONS COMPLETED IN 1994. ALL OF THE INSTITUTIONS ACQUIRED WERE IN NORTH CAROLINA, ALLOWING CENTURA TO LEVERAGE UPON ITS EXISTING MARKET PRESENCE, AS WELL AS EXPAND INTO ADJACENT AND COMPLIMENTARY MARKETS.

TABLE 2
MERGERS AND ACQUISITIONS, COMPLETED

INSTITUTION                                                                                        ACQUISITION DATE    TOTAL ASSETS
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
(Dollars in millions)
Essex Savings Bank, deposit assumption ("Essex")................................................           7/26/96      $        71
First Community Bank, Gastonia ("First Community")..............................................           8/16/96              121
First Greensboro Home Equity, Inc., Greensboro, 49% purchase ("FGHE")...........................          10/01/96               --
  Total 1996 Purchase Acquisitions..............................................................                        $       192

Cleveland Federal Bank, A Savings Bank, Shelby ("Cleveland")....................................           3/30/95               86
First Southern Bancorp, Inc., Asheboro ("First Southern").......................................           6/02/95              325
  Total 1995 Purchase Acquisitions..............................................................                        $       411

MERGERS ACCOUNTED FOR AS POOLINGS OF INTERESTS:
First Commercial Holding Corp., Asheville ("FCHC")..............................................           2/27/96      $       172
FirstSouth Bank, Burlington ("FirstSouth")......................................................          10/25/96              170
CLG, Inc., Raleigh ("CLG")......................................................................          11/01/96              126
  Total 1996 Mergers............................................................................                        $       468

     AS THE 1996 MERGERS WERE ACCOUNTED FOR AS POOLINGS-OF-INTERESTS, ALL FINANCIAL DATA PREVIOUSLY REPORTED PRIOR TO THE DATES OF MERGER HAVE BEEN RESTATED AS THOUGH THE ENTITIES HAD BEEN COMBINED FOR ALL THE PERIODS PRESENTED. FOR THE COMPLETED ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING, THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF EACH ENTITY WERE NOT INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS UNTIL THE CONSUMMATION DATE OF THE TRANSACTION.

     CENTURA HAD NO MERGERS OR ACQUISITIONS PENDING AS OF DECEMBER 31, 1996. CENTURA WILL CONTINUE SEEKING TO ACQUIRE HEALTHY THRIFT AND BANKING INSTITUTIONS OR REGULATOR-ASSISTED TRANSACTIONS OR OTHER COMPANIES THAT FIT STRATEGIC INTENT.

                                    SUMMARY

     Centura recorded net earnings of $68.2 million for the year ended December 31, 1996, an increase of $3.5 million or 5.4 percent from the year ended December 31, 1995. Earnings per fully diluted share were $2.61 compared to $2.46 for the prior year. Excluding the special SAIF assessment (described in more detail under "Equity and Capital Resources"), net income rose 12.0 percent to $72.4 million, or $2.77 per fully diluted share. Specific results of note for 1996 and key factors responsible for such results follow:

     (Bullet) Taxable equivalent net interest income increased by $26.3 million, or 11.4 percent, to $256.1 million in 1996, primarily due to a $731 million increase in average earning asset volume, which outpaced the $667 million increase in interest-bearing liabilities volume, producing an increase of $24.3 million to net interest income. The net impact of the rate environment brought net interest income up $2 million, despite a 16 basis point decline in the net interest margin to 4.66 percent for 1996 compared to last year.

     (Bullet) The mix of average interest-earning assets and interest-bearing funding sources changed between 1996 and 1995. Loans declined to
              73.2 percent of average earning assets for 1996 compared to 76.5 percent last year, having a negative impact on the margin. Interest-bearing deposits, with a lower cost of funds in the aggregate than external funding sources, also declined to 81.0 percent of interest-bearing liabilities versus 84.5 percent last year, increasing the overall cost of funds.

     (Bullet) Nonperforming assets, continuing at low levels, were $22.9 million at December 31, 1996, representing only .36 percent of total assets, compared to $22.1 million, or .38 percent of total assets last year.

     (Bullet) The allowance for loan losses was $58.7 million, representing 1.43 percent of outstanding loans at December 31, 1996, compared to $55.1 million, or 1.41 percent of loans, the previous year. Net charge-offs were 0.18 percent of average loans, compared to 0.12 percent of average loans for the year ended December 31, 1995.

     (Bullet) Noninterest income, before securities transactions, for 1996 increased $18.3 million to $99.0 million compared to $80.7 million last year. Insurance and brokerage commissions and service charges on deposit accounts accounted for the majority of the increase. The 1996 rate environment and economic conditions were conducive to mortgage loan production and secondary-marketing activities, increasing mortgage income 61.7 percent to $11.5 million.

     (Bullet) Noninterest expense for 1996 increased over the previous year by
              19.5 percent to $234.0 million. Total noninterest expenses were impacted by the one-time special SAIF assessment of $7.3 million, and almost $13 million in expenses to further support the development of alternative technologies, products and services and delivery channels.

                            INTEREST-EARNING ASSETS

     For the year ended December 31, 1996, average interest-earning assets increased to $5.5 billion, an increase of $731.1 million, or 15.4 percent, over the balance of $4.8 billion for 1995.

LOANS

     Loans at December 31, 1996, were $4.1 billion, an increase of $211.0 million, compared to $3.9 billion last year. Loans of approximately $83 million were acquired in connection with the 1996 First Community purchase acquisition, predominantly in loans secured by real estate. Table 3 summarizes total loans outstanding and the mix of loans being held. The real estate-mortgage loans category in Table 3 can be divided into two broad groups, residential and commercial. Residential mortgages accounted for $1.3 billion of the loans secured by real estate for December 31, 1996, representing 31.4 percent of total loans in 1996, versus 37.7 percent in 1995. Residential mortgages declined as a percent of total loans primarily due to the securitization of approximately $242 million during 1996. Commercial mortgage loans accounted for 19.6 percent of total loans in 1996, versus 19.1 percent in 1995. Leases continue to gain ground in the mix of loans, increasing $150.6 million over 1995, to represent 10.2 percent of total loans at December 31, 1996 compared to 6.9 percent last year. Internal loan growth for 1996 was 9.5 percent excluding the effect of the First Community acquisition and the securitization of the mortgages.

     Credit is extended by the Bank almost exclusively to customers in its market areas of North Carolina. The Bank's loan policies prohibit engaging in foreign lending activities, exposure in newly established ventures such as high technology start-up companies or highly speculative real estate development projects, and also restricts participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.

     Real estate residential mortgages ended the year at $1.3 billion versus $1.5 billion at December 31, 1995. As previously described, Centura securitized approximately $242 million residential mortgages during 1996. The volume of originations decreased slightly during 1996 to $426 million versus $464 million during 1995. Sales of residential mortgage loans held for sale during 1996 of $424 million indicate a steady turnover of loans originated for sale. Sales during 1995 were approximately $443 million. The mortgage loan portfolio serviced for others grew to $2.2 billion compared to $1.7 billion at December 31, 1995.

     Mortgage loan activity also impacts noninterest income. Major components of mortgage income are servicing fees, origination fees, servicing release premiums, and net marketing gains or losses on the sales. Mortgage income in total increased $4.4 million, or 61.7 percent, to $11.5 million for 1996 compared to last year. The increase in the mortgage loan portfolio serviced for others during 1996 contributed to the $896,000 or 23.1 percent growth in net servicing revenue which totaled $4.8 million compared to $3.9 million for last year. With increased competition for mortgage business and given that fewer mortgages are sold with servicing-released, sales activity generated $2.8 million in origination fees and servicing release premiums, compared to $3.3 million during 1995. In addition sales activity during 1996 generated $3.9 million in net marketing gains, while 1995 resulted in $310,000 of net marketing losses.

     The commercial loan portfolio (commercial mortgage; commercial, industrial and agricultural; and real estate construction) comprised 50.6 percent of the loan portfolio at December 31, 1996, compared to 47.4 percent last year. Over 90 percent of these loans are secured. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed credit. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In all cases, borrowers are visited at their places of business and all collateral must be inspected by a lending officer. Systematic reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and noncompliance with terms, conditions and loan agreements are promptly reported and reviewed.

     Loans and other assets which were not performing in accordance with their original terms and past-due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

     Average loan volume increased to $4.0 billion during 1996, up $376.3 million, or 10.3 percent, over 1995. During 1996, loans as a percent of average earning assets began declining, falling to 73.2 percent, compared to 76.5 percent last year. This recent turn had a negative effect on interest income earned and the net interest margin, as loans earn higher yields than investments. Taxable equivalent interest income generated by loans increased $30.1 million or 8.6 percent during 1996 to $379.4 million compared to $349.3 million for the prior year. As illustrated in Table 7, "Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis," increased loan volume accounted for $35.6 million of the net increase in taxable equivalent interest income. As shown in Table 5, "Net Interest Income Analysis -- Taxable Equivalent Basis," the yield on the total loan portfolio decreased 15 basis points to 9.45 percent during 1996 compared to 9.60 percent earned in 1995. The decline in the average loan yield during 1996 negatively impacted taxable equivalent interest income by $5.5 million. Approximately 80 percent of the commercial loan portfolio is affected by changes in the prime rate or other indices.

TABLE 3
TYPES OF LOANS

                                 1996                          1995                          1994                    1993
                                          % OF                          % OF                          % OF
                          AMOUNT         TOTAL          AMOUNT         TOTAL          AMOUNT         TOTAL          AMOUNT
                                                                    (THOUSANDS)
Commercial,
  financial
  and
  agricultural...... $        743,477      18.09 % $        671,803      17.23 % $        591,317      18.23 % $        493,021
Consumer............          274,733       6.69            270,889       6.95            234,438       7.23            208,001
Real estate --
  mortgage(1).......        2,097,757      51.05          2,211,607      56.73          1,843,423      56.82          1,712,254
Real estate --
  construction
  and land
  development.......          524,246      12.76            434,014      11.13            336,889      10.38            246,781
Leases..............          420,240      10.23            269,677       6.92            199,982       6.16            141,383
Other...............           49,001       1.18             40,446       1.04             38,106       1.18             32,924
Total loans......... $      4,109,454     100.00 % $      3,898,436     100.00 % $      3,244,155     100.00 % $      2,834,364

                                              1992
                         % OF                          % OF
                        TOTAL          AMOUNT         TOTAL
Commercial,
  financial
  and
  agricultural......      17.39 % $        498,881      20.18 %
Consumer............       7.34            226,716       9.17
Real estate --
  mortgage(1).......      60.41          1,386,979      56.11
Real estate --
  construction
  and land
  development.......       8.71            203,359       8.23
Leases..............       4.99            124,843       5.05
Other...............       1.16             31,151       1.26
Total loans.........     100.00 % $      2,471,929     100.00 %

(1) Real estate -- mortgage represents loans secured by real estate, which includes loans secured by multifamily residential property, residential mortgage loans, residential mortgage loans held for sale, loans secured by farmland, and loans secured by other commercial property.
TABLE 4
MATURITY SCHEDULE OF SELECTED LOANS

                                                                                           AS OF DECEMBER 31, 1996
                                                                                                    ONE
                                                                                       WITHIN     THROUGH        OVER
                                                                                      ONE YEAR   FIVE YEARS   FIVE YEARS
                                                                                                 (THOUSANDS)
Commercial, financial and agricultural:
  Fixed interest rates..............................................................  $ 51,820    $ 74,699     $  8,427
  Floating interest rates...........................................................   286,851     285,622       36,058
    Total...........................................................................  $338,671    $360,321     $ 44,485
Real estate -- construction and land development:
  Fixed interest rates..............................................................  $ 36,780    $ 30,894     $  4,300
  Floating interest rates...........................................................   252,726     175,394       24,152
    Total...........................................................................  $289,506    $206,288     $ 28,452

                                                                                        TOTAL
Commercial, financial and agricultural:
  Fixed interest rates..............................................................  $  134,946
  Floating interest rates...........................................................     608,531
    Total...........................................................................  $  743,477
Real estate -- construction and land development:
  Fixed interest rates..............................................................  $   71,974
  Floating interest rates...........................................................     452,272
    Total...........................................................................  $  524,246

TABLE 5
NET INTEREST INCOME ANALYSIS -- TAXABLE EQUIVALENT BASIS

                                                         1996                                        1995
                                                          INTEREST        AVERAGE                  INTEREST     AVERAGE
                                        AVERAGE           INCOME/         YIELD/       AVERAGE     INCOME/      YIELD/
                                        BALANCE           EXPENSE          RATE        BALANCE     EXPENSE       RATE
                                                                         (THOUSANDS)
ASSETS
Loans.............................  $      4,014,391   $      379,411         9.45 %  $3,638,129   $349,301         9.60 %
Taxable securities................         1,394,307           90,374         6.48     1,041,994     66,956         6.43
Tax-exempt securities.............            47,450            4,211         8.87        50,765      4,418         8.70
Short-term investments............            34,368            1,789         5.20        33,022      2,142         6.49
  Interest-earning assets,
    gross.........................         5,490,516          475,785         8.67     4,763,910    422,817         8.88
Net unrealized losses on available
  for sale securities.............            (5,542)                                    (10,064)
Other assets, net.................           471,316                                     424,005
    Total assets..................  $      5,956,290                                  $5,177,851
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest checking.................  $        611,342   $       11,085         1.81 %  $  567,764   $ 12,866         2.27 %
Money market......................           489,281           17,093         3.49       396,841     12,833         3.23
Savings...........................           306,772            6,311         2.06       329,877      8,057         2.44
Time..............................         2,450,809          134,556         5.49     2,169,535    120,151         5.54
  Total interest-bearing
    deposits......................         3,858,204          169,045         4.38     3,464,017    153,907         4.44
Borrowed funds....................           588,008           30,427         5.17       364,293     21,144         5.80
Long-term debt....................           319,634           20,204         6.32       270,269     17,939         6.64
Interest-bearing liabilities......         4,765,846          219,676         4.61     4,098,579    192,990         4.71
Demand, noninterest-bearing.......           647,245                                     571,606
Other liabilities.................            89,453                                      82,789
Shareholders' equity..............           453,746                                     424,877
    Total liabilities and
      shareholders' equity........  $      5,956,290                                  $5,177,851
Interest rate spread..............                                            4.06 %                                4.17 %
Net yield on interest-earning
  assets, gross...................  $      5,490,516   $      256,109         4.66 %  $4,763,910   $229,827         4.82 %
Taxable equivalent adjustment.....                     $        6,025                              $  5,182

                                                   1994
                                                 INTEREST     AVERAGE
                                     AVERAGE     INCOME/      YIELD/
                                     BALANCE     EXPENSE       RATE
ASSETS
Loans.............................  $3,005,015   $263,078         8.75 %
Taxable securities................   1,031,970     60,673         5.88
Tax-exempt securities.............      62,239      5,741         9.22
Short-term investments............      30,443      1,198         3.94
  Interest-earning assets,
    gross.........................   4,129,667    330,690         8.01
Net unrealized losses on available
  for sale securities.............     (11,705)
Other assets, net.................     359,782
    Total assets..................  $4,477,744
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest checking.................  $  558,139   $ 11,747         2.10 %
Money market......................     488,768     12,606         2.58
Savings...........................     350,863      8,231         2.35
Time..............................   1,793,634     74,519         4.15
  Total interest-bearing
    deposits......................   3,191,404    107,103         3.36
Borrowed funds....................     190,110      7,724         4.06
Long-term debt....................     137,687      8,830         6.41
Interest-bearing liabilities......   3,519,201    123,657         3.51
Demand, noninterest-bearing.......     526,200
Other liabilities.................      72,119
Shareholders' equity..............     360,224
    Total liabilities and
      shareholders' equity........  $4,477,744
Interest rate spread..............                                4.50 %
Net yield on interest-earning
  assets, gross...................  $4,129,667   $207,033         5.01 %
Taxable equivalent adjustment.....               $  5,740

(1) Nonaccrual loans are included in average balances for yield computations.

(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 1996 of 35% and 7.75%, for 1995 of 35% and 7.75%, and for 1994 of 35% and 7.83%
    for federal and state purposes, respectively.

(3) Average balances of taxable and tax-exempt securities available for sale do not include the unrealized gains (losses) recorded on such securities. Such amounts, net of taxes, are included in the average balances of shareholders' equity.

INVESTMENT SECURITIES

     The investment portfolio at year-end 1996 was $1.6 billion, up 18.8 percent from the $1.3 billion at the end of 1995, and represented 25.1 percent and 23.0 percent of total assets at December 31, 1996 and 1995, respectively. On average, investments increased 32.7 percent or $354 million to $1.4 billion for 1996 versus $1.1 billion for 1995. As a percentage of average earning assets, investments gained ground during 1996, representing 26.2 percent of average earnings assets compared to 22.8 percent for the prior year. Approximately 63 percent of the total investment portfolio was in fixed rate investments for the years ended December 31, 1996 and 1995.

     The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in high grade municipals so as to minimize any credit risk in the investment portfolio. At the end of 1996, over 99 percent of the investment portfolio consisted of obligations of the U.S. Government and its agencies or investment grade state, county and municipal securities. At December 31, 1996, the average duration of the investment portfolio was 2.34 years, compared to 2.09 years at year-end 1995. The duration of a financial instrument is the weighted average maturity of the instrument's total cash flows in present value terms. See Table 6,

"Investment Securities -- Maturity/Yield Schedule," for a more detailed analysis of the investment portfolio's remaining contractual maturities.
TABLE 6
INVESTMENT SECURITIES -- MATURITY/YIELD SCHEDULE

                                                                AS OF DECEMBER 31, 1996
                                                            REMAINING MATURITIES
                             WITHIN 1 YEAR          1 TO 5 YEARS           6 TO 10 YEARS          OVER 10 YEARS        TOTAL
                                     TAXABLE                TAXABLE                TAXABLE                TAXABLE
                         AMORTIZED  EQUIVALENT  AMORTIZED  EQUIVALENT  AMORTIZED  EQUIVALENT  AMORTIZED  EQUIVALENT  AMORTIZED
                           COST     YIELD (1)     COST     YIELD (1)     COST     YIELD (1)     COST     YIELD (1)     COST
                                                                      (THOUSANDS)
Held to Maturity:
U.S. Treasury...........  $14,417      6.34%    $ 61,956       5.85%    $ --         --   %    $ --        --   %    $ 76,373
U.S. Government agencies
  and
  corporations..........   31,369      7.21       88,889       7.38      19,494       7.11       --        --         139,752
State and municipal.....    5,108      7.94       19,959       9.96      10,403       8.75       5,199      7.95       40,669
Other securities........      946      5.21           66      10.25       --         --          --        --           1,012
Total held to
  maturity..............  $51,840      7.00%    $170,870       7.13%    $29,897       7.68%    $ 5,199      7.95%    $257,806

                           TAXABLE
                          EQUIVALENT
                          YIELD (1)
Held to Maturity:
U.S. Treasury...........      5.94%
U.S. Government agencies
  and
  corporations..........      7.30
State and municipal.....      9.14
Other securities........      5.54
Total held to
  maturity..............      7.19%

                                                             REMAINING MATURITIES
                               WITHIN 1 YEAR          1 TO 5 YEARS         6 TO 10 YEARS         OVER 10 YEARS        TOTAL
                                       TAXABLE               TAXABLE               TAXABLE               TAXABLE
                            CARRYING  EQUIVALENT  CARRYING  EQUIVALENT  CARRYING  EQUIVALENT  CARRYING  EQUIVALENT   CARRYING
                             VALUE    YIELD (1)    VALUE    YIELD (1)    VALUE    YIELD (1)    VALUE    YIELD (1)     VALUE
                                                                       (THOUSANDS)
Available for Sale:
U.S. Treasury.............. $57,089      5.57%    $135,080     5.78%    $  --       --   %    $  --       --   %    $  192,169
U.S. Government agencies
  and corporations.........  14,227      6.31      153,516     6.48      149,722     6.94      712,147     7.35      1,029,612
State and municipal........     629      5.85          767     6.77        1,929     7.14        --       --             3,325
Other securities...........   6,946      6.43        2,003     6.00        --       --          86,019     6.41         94,968
Total available for sale... $78,891      5.78%    $291,366     6.15%    $151,651     6.94%    $798,166     7.25%    $1,320,074

                              TAXABLE
                             EQUIVALENT
                             YIELD (1)
Available for Sale:
U.S. Treasury..............     5.72%
U.S. Government agencies
  and corporations.........     7.14
State and municipal........     6.81
Other securities...........     6.40
Total available for sale...     6.87%

(1) Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35% for federal and 7.75% for state purposes.

     The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. At December 31, 1996, 16 percent of the total investment portfolio, compared to 24 percent last year, was classified as investment securities held to maturity (the "HTM portfolio"), which are stated at net amortized cost. As allowed under the provisions of the implementation guide published by the Financial Accounting Standards Board ("FASB"), $243 million of the HTM portfolio was transferred to the AFS portfolio during 1995. The guide permitted a one-time opportunity for companies to reconsider their ability and intent to hold securities accounted for under SFAS No. 115 to maturity. This is further discussed in Note 1 of the notes to consolidated financial statements. Centura intends and has the ability to hold its HTM portfolio until maturity. At December 31, 1996, the fair value of the HTM portfolio exceeded its amortized cost by $246,000.

     Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, are reported at fair value and will be used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At December 31, 1996, the recorded fair value of the AFS portfolio was greater than cost by $2.6 million, which has been recorded, net of tax, as a separate component of shareholders' equity. Because Centura's liquidity position is strong, alternative funding sources are abundant, and maturities in the AFS and HTM portfolios are staggered, there is no immediate need to sell AFS investments. This offers Centura the flexibility to continue to hold much of the AFS investments, if necessary, and to invest and reinvest funds to increase the overall yield earned on investments. Refer to Note 3 of the notes to consolidated financial statements for a summary of investment securities as of December 31, 1996, 1995 and 1994.

     Net gains of $1.8 million on investment securities were realized during 1996, compared to $614,000 of net losses during 1995. Losses were incurred principally to take advantage of reinvesting the resultant proceeds from sales in higher yielding investments.

     Taxable equivalent interest income contributed in 1996 from investment securities increased to $94.6 million, representing 19.9 percent of total taxable equivalent interest income, compared to $71.4 million, representing 16.9 percent in 1995. As calculated in Table 7, taxable equivalent interest income on securities increased between 1996 and 1995 by $23.2 million, of which $22.5 million is attributable to increased average investment volume during 1996. The average yield on the investment portfolio remained relatively flat, favorably impacting the taxable equivalent interest income by $673,000. As supported by Table 5, the taxable equivalent yield on the total investment portfolio increased to 6.56 percent, or 3 basis points over the 6.53 percent earned in 1995.

                                FUNDING SOURCES

     Total funding sources averaged $5.4 billion during 1996, a $742.9 million or 15.9 percent increase from the average volume in 1995. Funding sources include deposits, short-term borrowings and long-term borrowings.

DEPOSITS

     On average, total deposits increased $469.8 million in 1996 to $4.5 billion, or 11.6 percent over 1995. The average mix of deposits remained relatively unchanged for 1996 as compared to 1995. Transaction account balances (interest checking and noninterest-bearing demand deposits) on average increased
10.5 percent, while holding steady at approximately 28.0 percent of average total deposits. Money market accounts increased 23.3 percent, savings decreased
7.0 percent over the prior year, and time deposits increased 13.0 percent. Average time deposits were 54 percent of total deposits for both years. Time deposits with denominations of $100,000 or greater averaged $403.7 million during 1996 and $389.2 million during 1995.

     The deposit base since year-end 1995 increased $289.3 million to $4.7 billion at December 31, 1996, compared to $4.4 billion at December 31, 1995. The acquisition of First Community added approximately $99 million in deposits, predominantly in savings and time deposits and the purchase of deposits from Essex provided $71 million of deposits, primarily time deposits. Excluding the First Community and Essex purchases, total deposits increased 2.7 percent over the prior year. Core deposits increased $438.3 million to $4.4 billion representing 92.7 percent of total deposits compared to $3.9 billion for December 31, 1995 and 88.9 percent of total deposits. As shown in Table 5, "Net Interest Income Analysis -- Taxable Equivalent Basis," the cost of interest-bearing deposits declined 6 basis points to average 4.38 percent for 1996.

     Interest expense on deposits increased $15.1 million to $169.0 million for 1996 compared to $153.9 million for 1995. The change in rates paid on deposits was responsible for a decrease of $3.9 million in interest expense. The increased volume of interest-bearing deposits caused interest expense to increase by $19.0 million as detailed in Table 7.

OTHER FUNDING SOURCES

     With average earning assets growing faster than deposits, other funding sources have been utilized to a greater extent to support the growth. Consequently, short-term borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes, averaged $588.0 million in 1996, representing a 61.4 percent increase over the 1995 average volume of $364.3 million. Interest expense on short-term borrowings increased by $9.3 million, of which $11.8 million was due to higher volume with a 63 basis point decline in the rates paid offsetting the unfavorable volume impact by $2.5 million. The average rate paid for these funds for 1996 was 5.17 percent for 1996 and 5.80 percent for 1995. The average volume of long-term debt, consisting predominantly of Federal Home Loan Bank ("FHLB") advances, increased $49.4 million to $319.6 million during 1996, compared to $270.3 million last year. The average rate paid on long-term debt declined 32 basis points to 6.32 percent in 1996 from 6.64 percent in 1995.

                  NET INTEREST INCOME AND NET INTEREST MARGIN

     Taxable equivalent net interest income in 1996 increased by $26.3 million, or 11.4 percent, to $256.1 million from $229.8 million in 1995. This growth was primarily due to a $731 million increase in average earning asset volume, which outpaced the $667 million increase in interest-bearing liabilities volume, producing an increase of $24.3 million to net interest income as shown in Table
7. Average earning assets as a percentage of total average assets was 91.81 percent during 1995 and rose slightly to 92.09 percent during 1996. Although the earning asset yield declined during 1996, the impact of the rate environment decreased the cost of interest-bearing liabilities greater, producing a net increase to net interest income of $2.0 million in 1996.

     The net interest margin decreased 16 basis points to 4.66 percent in 1996 from 4.82 percent in 1995 as depicted in detail in Table 5. While average earning assets grew 15.4 percent, the mix of the components of earning assets impacted the margin negatively. Average loans grew 10.3 percent during 1996, earning an average of 9.45 percent in 1996, 15 basis points lower than in 1995. Loans represented 73.2 percent of earning assets, compared to 76.5 percent for 1995. Investment securities and liquid investments, representing the remainder of average earning assets, grew 31.9 percent and earned 6.53 percent for both 1996 and 1995. The net result was a 21 basis point decline in the earning asset rate to 8.67 percent for 1996 compared to 8.88 percent last year. The declining rate environment decreased the cost of all interest-bearing liabilities categories, bringing the total cost of funds down 10 basis points to 4.61 percent for 1996. Consequently, the interest rate spread for 1996 decreased 11 basis points to 4.06 percent.

TABLE 7
NET INTEREST INCOME AND VOLUME/RATE VARIANCE -- TAXABLE EQUIVALENT BASIS

                                                                         1996-1995                        1995-1994
                                                               INCOME/         VARIANCE         INCOME/         VARIANCE
                                                               EXPENSE     ATTRIBUTABLE TO      EXPENSE     ATTRIBUTABLE TO
                                                               VARIANCE   VOLUME      RATE      VARIANCE   VOLUME      RATE
                                                                                        (THOUSANDS)
INTEREST INCOME
Loans.......................................................   $30,110    $35,635    $(5,525)   $86,223    $59,100    $27,123
Taxable securities..........................................    23,418     22,831        587      6,283        595      5,688
Tax-exempt securities.......................................      (207)      (293)        86     (1,323)    (1,013)      (310)
Short-term investments......................................      (354)        84       (438)       944        109        835
     Total interest income..................................    52,967     58,257     (5,290)    92,127     58,791     33,336
INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking.........................................   $(1,781)       933     (2,714)   $ 1,119        205        914
  Money market..............................................     4,260      3,168      1,092        227     (2,627)     2,854
  Savings deposits..........................................    (1,746)      (537)    (1,209)      (174)      (504)       330
  Time deposits.............................................    14,405     15,451     (1,046)    45,632     17,626     28,006
     Total interest-bearing deposits........................    15,138     19,015     (3,877)    46,804     14,700     32,104
Borrowed funds..............................................     9,283     11,788     (2,505)    13,420      9,143      4,277
Long-term debt..............................................     2,264      3,153       (889)     9,109      8,790        319
     Total interest expense.................................    26,685     33,956     (7,271)    69,333     32,633     36,700
     Net interest income....................................   $26,282    $24,301    $ 1,981    $22,794    $26,158    $(3,364)

     The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

                  ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

     Total nonperforming assets were $22.9 million at December 31, 1996, increasing by only $726,000 from the previous year, reflecting a continued emphasis on asset quality. As a percent of total assets, nonperforming assets declined to 0.36 percent from the 0.38 percent recorded at year-end December 31, 1995. Table 10, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years.

     The increase in nonperforming assets is due to additional foreclosed properties which ended December 31, 1996 at $3.7 million, up $791,000 from year-end December 31, 1995. Accordingly, the expenses associated with the maintenance of foreclosed real estate and related losses increased from the prior year by $74,000 to $756,000 for 1996. Net charge-offs were only 0.18 percent of average loans for 1996 although the volume of net charge-offs increased $2.7 million to $7.2 million. In addition, to ensure the adequacy of the loan loss reserve, the provision for loan losses exceeded net charge-offs by $2.4 million during 1996. The allowance for loan losses ("AFLL") grew by 6.6 percent to $58.7 million at December 31, 1996, compared to $55.1 million last year. As of year-end 1996, the AFLL to total loans was 1.43 percent and covered 306 percent of nonperforming loans, compared to 1.41 percent and 286 percent, respectively, at December 31, 1995. For additional information with respect to the activity in the AFLL, see Tables 8 and 9, "Analysis of Allowance for Loan Losses" and "Allocation of the Allowance for Loan Losses," respectively.

     The AFLL represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, and consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral and other factors which affect potential credit losses. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the AFLL to be adequate. While management uses available information to recognize losses on loans, future additions to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Bank's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

     Loans past due ninety or more days were $8.9 million at December 31, 1996, compared to $6.1 million at December 31, 1995. The increase was principally in leasing which experienced significant growth between the periods. Accrual of interest on loans is discontinued when management has serious doubts that such interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status and recorded accrued interest is reversed or charged off. When borrowers demonstrate, over an extended period, the ability to repay a loan Centura has classified as nonaccrual in accordance with its contractual terms, such loan is returned to accrual status.

     The growth of the average loan portfolio (12.6 percent compounded over five years) opens opportunity for new problems to develop. There are still exposures and remaining nonperforming assets may prove to be more stubborn to resolve. Finally, the impact of ever-changing economic conditions and changes to interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels.

TABLE 8
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                              1996          1995       1994       1993       1992
                                                                                                 (THOUSANDS)
Allowance for loan losses at beginning of year.........................   $      55,070    $48,164    $43,430    $35,344    $30,740
Allowance from acquired financial institutions.........................           1,240      3,460        170      4,670      --
Provision for loan losses..............................................           9,596      7,904      7,220      9,151     17,293
Loans charged off:
  Real estate loans....................................................           1,024      1,526      2,525      3,078      8,168
  Commercial and industrial loans......................................           3,900      2,893      1,189      3,080      4,030
  Agricultural loans (excluding real estate)...........................              70        229         61         46         62
  Consumer loans.......................................................           4,690      3,226      1,971      1,596      2,914
  Leases...............................................................             668        381        245        232        310
  Other................................................................              56         51         30         40         57
     Total.............................................................          10,408      8,306      6,021      8,072     15,541
Recoveries on loans previously charged off:
  Real estate loans....................................................             543        641        659        725      1,056
  Commercial and industrial loans                                                 1,391      2,166      1,867        631        580
  Agricultural loans (excluding real estate)...........................              10      --             8          2        146
  Consumer loans.......................................................           1,195      1,019        766        963        968
  Leases...............................................................              78         22         65         16        102
     Total.............................................................           3,217      3,848      3,365      2,337      2,852
Net loans charged off..................................................           7,191      4,458      2,656      5,735     12,689
Allowance for loan losses at end of year...............................   $      58,715    $55,070    $48,164    $43,430    $35,344

Allowance for loan losses to loans at year-end.........................            1.43%      1.41%      1.48%      1.53%      1.43%
Net charge-offs to average loans.......................................             .18        .12        .09        .22        .53
Allowance for loan losses to nonperforming loans.......................            3.06x      2.86x      2.59x      2.07x      1.56x

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                              1996          1995       1994       1993       1992
                                                                                                 (THOUSANDS)

Commercial, financial and agricultural.................................   $      13,255    $12,442    $ 7,163    $ 7,320    $10,862
Consumer...............................................................           8,249      8,572      8,684      6,241      5,608
Real estate -- mortgage................................................          15,663     17,851     12,700     13,088     10,013
Real estate -- construction and land development.......................           7,267      6,561      4,810      3,808      3,818
Leases.................................................................           2,142      1,060        921        366        534
Unallocated............................................................          12,139      8,584     13,886     12,607      4,509
Allowance for loan losses at end of year...............................   $      58,715    $55,070    $48,164    $43,430    $35,344

     The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations. Refer to Table 3 for percentages of loans in each category to total loans.

TABLE 10
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                     1996        1995        1994        1993        1992
                                                                                          (THOUSANDS)
Nonaccrual loans.................................................   $18,713     $18,321     $18,375     $20,261     $22,459
Restructured loans...............................................       497         954         222         745         195
  Nonperforming loans............................................    19,210      19,275      18,597      21,006      22,654
Foreclosed property..............................................     3,663       2,872       2,907       5,803      12,688
Total nonperforming assets.......................................   $22,873     $22,147     $21,504     $26,809     $35,342
Accruing loans past due ninety days..............................   $ 8,916     $ 6,132     $ 3,700     $ 4,250     $ 5,789
Nonperforming assets to:
  Loans and total foreclosed property............................       .56%        .57%        .66%        .94%       1.42%
  Total assets...................................................       .36         .38         .46         .59         .97

POTENTIAL NONPERFORMING AND PAST DUE LOANS

     In addition to the nonperforming assets and past due loans shown in Table 10, management believes that an estimated $10 to $15 million of additional nonperforming and past due loans may exist, depending upon economic conditions generally and the particular situations of various borrowers whose loans are currently "performing" in accordance with their contractual terms.

     There are certain loans classified for regulatory purposes as substandard or special mention that have not been disclosed in the potential problem loan amounts above or in Table 10. Such loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Such loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         NONINTEREST INCOME AND EXPENSE

     Traditionally, Centura has generated most of its revenue from net interest income. While that is still true today, noninterest income revenues are growing as a percentage of total revenues (defined as the sum of taxable equivalent net interest income and noninterest income). Noninterest income grew to represent
28.3 percent of total revenues during 1996 compared to 25.8 percent during 1995. Reflecting the initiatives to diversify revenue sources, total noninterest income increased $20.7 million, or 25.9 percent, to $100.8 million for 1996. Deposit fees increased $5.1 million, or 17.1 percent, to $34.8 million, principally as a result of increased deposit volume. Although deposit fees are still the largest single component of total noninterest income, their percentage of the total continues to decline. Deposit fees comprised 34.5 percent of total noninterest income during 1996, which is less than the 37.1 percent of the total during the previous year. Insurance and brokerage revenue increased $4.1 million to $11.1 million during 1996 through the delivery of a broad range of mutual fund, insurance and annuity services offered by the Bank's broker-dealer and insurance services subsidiaries. Income from mortgage activities increased $4.4 million to $11.5 million. The rate environment of 1996 was conducive to steady mortgage loan production and beneficial to secondary marketing activities, as further discussed under "Interest-Earning Assets -- Loans." CLG's operating lease activity added a new revenue source, contributing $12.7 million in operating lease fees, an 8.2 percent increase over the prior year. Income from credit cards and related fees increased $759,000, principally as a function of increased credit card volume. Other service charges, commissions and fees increased $2.5 million to $5.9 million, reflecting increases in the volume of letters of credit fees, plus ATM and debit card fees.

     Noninterest expense increased 19.5 percent to $234.0 million for year-end 1996, compared to $195.8 million for 1995. Excluding the third quarter special SAIF assessment of $7.3 million, total noninterest expense increased only 15.8 percent to $226.7 million. During 1996, the efficiency ratio, an important productivity measure, increased to 65.55 percent (63.51 percent without the special SAIF assessment) from 63.17 percent the previous year. Total operating revenues increased by $47 million, while noninterest expenses increased $31 million, excluding SAIF, putting pressure on the efficiency ratio. While Centura strives for cost efficiencies, it is also committed to investments in alternative technologies and expanded products, services and delivery channels ("reinvention costs"). The expenses to implement these efforts increase current noninterest expenses, while the full incremental revenues and savings related to these investments are derived in later years. During

1996, there was almost $13 million, compared to $14 million during 1995, of current expense incurred due to reinvention costs. Much of this expense, $9 million, is reflected in equipment costs and professional fees related to the rollout of Sellstation automation and customer profitability database efforts. The start-up of the supermarket locations added almost $2 million of current expenses, while the incremental revenues from these stores will not be realized until 1997 and later years.

     Personnel costs continue to be the single largest component of noninterest expense, increasing $13.9 million to $109.7 million during 1996, but improved to represent 48.37 percent of total noninterest expense (excluding the SAIF assessment) versus 48.93 percent during 1995. The increase reflects the addition of personnel related to the 1996 purchase acquisitions, increased costs related to the reinvention costs noted above, increased bonus accruals and commissions from the sales force incentive system as a result of loan, deposit and financial services growth. Equipment expense increased $5.1 million to $19.6 million, primarily as a function of the reinvention efforts noted above. Legal and professional fees were $14.6 million, an increase of $5.2 million over 1995, due to a) the greater number of acquisitions completed in 1996 over 1995, b) increased use of information systems professionals related to the reinvention efforts noted above, and c) the outsourcing of our items processing function. Intangibles amortization increased $886,000 as a function of the timing of the 1996 and 1995 purchase acquisitions. Marketing, other administrative (principally training), and office supplies, postage and telephone expense categories all increased in light of the start-up of the supermarket locations and the increased 1996 acquisition activity. FDIC insurance expense is discussed in detail under "Equity and Capital Resources."

                               INCOME TAX EXPENSE

     The amount of income tax expense for 1996 was $39.2 million compared to $36.4 million in 1995. The 1996 and 1995 effective tax rates were comparable at
36.52 percent and 36.03 percent, respectively.

                          EQUITY AND CAPITAL RESOURCES

     Shareholders' equity increased to $475 million at the end of 1996, compared to $443 million and $369 million at December 31, 1995 and 1994, respectively. The ratio of shareholders' equity to year-end assets was 7.6 percent, 7.7 percent, and 7.9 percent for 1996, 1995 and 1994, respectively. The growth in shareholders' equity over the last two years has been a function of the retention of earnings and the issuance of new common stock in connection with Centura's acquisition activity, curbed by dividends paid and by the repurchase of common stock relative to acquisition activity. The ratio of shareholders' equity to assets has declined as a result of changes in shareholders' equity and of Centura's efforts to better leverage the balance sheet.

     Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At December 31, 1996, Centura had approximately 13,215 shareholders and 25,668,524 shares outstanding. Annual cash dividends have increased consistently and have been paid without interruption over the past 30 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. Cash dividends paid were $24.0 million, $18.7 million and $15.9 million during 1996, 1995 and 1994, respectively, which represents $1.00, $.85, and $.74 on a per share basis, respectively. Of the cash dividends paid during 1996, $5.4 million were declared and accrued during the fourth quarter of 1995. During the fourth quarter of 1996, Centura declared and accrued $6.4 million in dividends, or $.25 per share, for the first quarter of 1997 cash dividend.

     In November 1994 the board of directors of Centura authorized and approved a plan pursuant to which Centura may, from time to time, repurchase shares of Centura common stock. Under the plan, Centura's board of directors approved the repurchase of up to 100 percent of the shares issued in connection with its purchase acquisitions (Cleveland, First Southern, and First Community) and up to
9.9 percent of the shares in connection with two of its pooling acquisitions (FCHC and FirstSouth). Since inception of the plan in November 1994, Centura has repurchased approximately 3.6 million shares at an average of $31.39 per share for a total of $111.5 million. For 1996, Centura repurchased 1.2 million shares at an average price of $36.77 per share for a total of $45.5 million. As of December 31, 1996, Centura had repurchased all shares available to be repurchased under its outstanding repurchase actions.

     Unrealized net gains or losses, net of tax, on securities available for sale held by Centura are included as a component of shareholders' equity. At December 31, 1996 and 1995, the unrealized gains net of tax were $1.6 million and $631,000, respectively. The unrealized losses net of tax on securities available for sale were $12.2 million at December 31, 1994.

     Centura maintains higher capital ratios than the minimum required by regulatory guidelines. While Centura and the Bank are committed to maintaining the "well-capitalized" classification for regulatory capital purposes, it is Centura's intent to maintain an optimal capital and leverage mix. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. At December 31, 1996, Centura had the requisite capital levels to qualify as well-capitalized. At December 31, 1996, Tier I capital was $402.7 million and total capital was $426.0 million. Centura and the Bank's capital ratios are presented in Note 18 of the notes to consolidated financial statements.

TABLE 11
CAPITAL RATIOS OF CENTURA

                                                                                               TIER I       TOTAL       TIER I
                                                                                               CAPITAL     CAPITAL     LEVERAGE
1996........................................................................................      9.48%      10.02%         6.56%
1995........................................................................................      9.95       11.20          6.94
Minimum requirement.........................................................................      4.00        8.00     3.00-5.00

     Regulatory agencies have generally taken the position not to include SFAS No. 115 net unrealized gains or losses on investment securities in calculating Tier 1 capital.

     As a result of its well-capitalized status, the Bank will be assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. Centura has deposits insured under both of the FDIC's insurance funds, the BIF and the SAIF. On September 30, 1996, legislation was enacted to recapitalize the SAIF, which consisted of a one-time special assessment on financial institutions that had or had acquired SAIF-insured deposits in recent years. The special SAIF assessment for Centura of $7.3 million, or $4.2 million after tax, was expensed on September 30, 1996.

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

     The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks totaling approximately $1.2 billion, and the ability to borrow approximately $500 million from the FHLB ($229 million and $194 million outstanding to FHLB at December 31, 1996 and 1995, respectively). The Bank also has the ability to issue debt up to a maximum of $300 million under an offering by the Bank to institutional investors of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. The bank note program began to be used in the first quarter of 1995. At December 31, 1996 and 1995, there was $16 million and $23 million, respectively, outstanding under the bank notes.

     Centura has an unsecured line of credit of $60 million bearing a variable interest rate, used to assist in funding the share repurchase actions related to the 1995 and 1996 acquisitions. There was $60 million and $26 million outstanding under this line of credit at December 31, 1996 and 1995, respectively.

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

     Centura's Asset/Liability Management Committee's objective is to control Centura's interest rate risk. The Committee monitors and adjusts Centura's exposure to interest rates based on corporate policy and market conditions and utilizes a computer simulation model to determine the effect on Centura's net interest income and the effect on the market value of

Centura's equity under various interest rate assumptions. Traditional interest sensitivity gap analyses do not adequately measure a corporation's exposure to changes in interest rates as those analyses do not incorporate the interrelationships between interest rates charged or paid, balance sheet trends, changes in prepayments and management actions. Each of these factors can affect Centura's actual earnings. Centura's computer simulation model incorporates these factors and projects income over a 12-month horizon under a variety of higher and lower interest rate environments. This analysis shows that as interest rates increase, Centura will experience an increase in net interest income.

     Using the market value of equity approach, a change in interest rates should have very little effect on the market value of Centura's equity. Centura is operating within the exposure guidelines approved by management, which prescribes that changes in net interest income after tax should approximate changes in the cost of capital and the market value of equity should not be materially affected by a change in interest rates. Management of Centura believes that Centura is currently positioned to react quickly to changes in interest rates.

     Table 13, "Interest Sensitivity Analysis," represents the balance sheet structure as of year-end 1996, but does not fully reflect the complexities of the interest sensitivity of Centura as reflected in its simulation modeling process. As mentioned above, this type of gap analysis is appropriate only for review of Centura's interest rate sensitivity at a point in time, and the indicated results on the net interest margin should not be projected into the future.

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks and in locking in advantageous funding costs. Centura has principally utilized interest rate swaps. Swaps are used to reduce interest rate risk with the objective of managing net interest income relative to changes in the cost of capital. Swaps may also be utilized to lock in funding costs. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. A summary of Centura's off-balance sheet derivative financial instruments at December 31, 1996, is indicated in Table 12. Refer to Note 15 of the notes to consolidated financial statements for a comparative summary at December 31, 1996 and 1995 and for a detailed discussion of related risks.

     Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.

TABLE 12
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                    WEIGHTED AVERAGE
                                                                                       REMAINING                      ESTIMATED
                                                   NOTIONAL                           CONTRACTUAL        CARRYING       FAIR
DECEMBER 31, 1996                                   AMOUNT           RATES           TERM IN YEARS        VALUE         VALUE
(DOLLARS IN THOUSANDS)
INTEREST RATE SWAPS
Corporation pays fixed rates....................   $225,000     5.57%(1)   6.43%(2)        1.4             $ --        $(2,296)
Corporation pays variable rates.................     70,000     6.73(1)    5.41(2)         4.4               --           (222)
   TOTAL INTEREST RATE SWAPS....................   $295,000                                                $ --        $(2,518)
INTEREST RATE FLOORS............................   $180,000     5.86(3)    5.56(4)         2.8             $821        $ 2,114
INTEREST RATE CAPS..............................   $ 26,000     7.38(3)    5.56(4)         6.1             $775        $   645
INTEREST RATE OPTIONS (5).......................   $ 19,500       --         --             .2             $ 97        $    75

(1) Weighted average rate received.

(2) Weighted average rate paid.

(3) Average rate representing the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

(4) Current index rate.

(5) Represents put options on 195 ten-year Treasury futures contracts.

TABLE 13
INTEREST SENSITIVITY ANALYSIS

                                                                AS OF DECEMBER 31, 1996 (2)
                                      1-30        31-60       61-90      91-180      181-365    TOTAL UNDER   TOTAL OVER
                                      DAYS        DAYS        DAYS        DAYS        DAYS       ONE YEAR      ONE YEAR
                                                                        (THOUSANDS)
INTEREST-EARNING ASSETS
Loans............................  $2,338,118   $ 111,728   $ 111,911   $ 251,005   $ 428,949   $3,241,711    $  867,743
Investment securities............      83,378      80,963      78,552     156,828     291,979      691,700       886,180
Other short-term investments.....      32,667      --          --          --          --           32,667        --
Total interest-earning assets....   2,454,163     192,691     190,463     407,833     720,928    3,966,078     1,753,923
Notional amount of interest rate
  swaps..........................      75,000      40,000      70,000      40,000      --          225,000        70,000
Total interest-earning assets and
  off-balance sheet derivative
  financial instruments..........  $2,529,163   $ 232,691   $ 260,463   $ 447,833   $ 720,928   $4,191,078    $1,823,923
INTEREST-BEARING LIABILITIES
Time deposits over $100..........  $   68,020   $  44,201   $  27,982   $  50,612   $ 109,446   $  300,261    $   46,192
All other deposits (1)...........   1,360,164     241,070     136,194     358,384     568,840    2,664,652     1,000,935
Short-term borrowed funds........     594,520      25,000      --          65,771      --          685,291        --
Long-term debt...................     146,884      63,100      73,952       3,000      14,794      301,730         9,072
Total interest-bearing
  liabilities....................   2,169,588     373,371     238,128     477,767     693,080    3,951,934     1,056,199
Notional amount of interest rate
  swaps..........................      10,000      50,000      30,000      40,000      50,000      180,000       115,000
Total interest-bearing
  liabilities and off-balance
  sheet derivative financial
  instruments....................  $2,179,588   $ 423,371   $ 268,128   $ 517,767   $ 743,080   $4,131,934    $1,171,199
Interest sensitivity gap per
  period.........................  $  349,575   $(190,680)  $  (7,665)  $ (69,934)  $ (22,152)  $   59,144
Cumulative interest
  sensitivity gap................     349,575     158,895     151.230      81,296      59,144
Cumulative ratio of interest-
  sensitive assets to
  interest-sensitive
  liabilities....................        1.16x       1.06x       1.05x       1.02x      .1.01x

                                     TOTAL
INTEREST-EARNING ASSETS
Loans............................  $4,109,454
Investment securities............   1,577,880
Other short-term investments.....      32,667
Total interest-earning assets....   5,720,001
Notional amount of interest rate
  swaps..........................     295,000
Total interest-earning assets and
  off-balance sheet derivative
  financial instruments..........  $6,015,001
INTEREST-BEARING LIABILITIES
Time deposits over $100..........  $  346,453
All other deposits (1)...........   3,665,587
Short-term borrowed funds........     685,291
Long-term debt...................     310,802
Total interest-bearing
  liabilities....................   5,008,133
Notional amount of interest rate
  swaps..........................     295,000
Total interest-bearing
  liabilities and off-balance
  sheet derivative financial
  instruments....................  $5,303,133
Interest sensitivity gap per
  period.........................
Cumulative interest
  sensitivity gap................
Cumulative ratio of interest-
  sensitive assets to
  interest-sensitive
  liabilities....................

(1) To be consistent with simulation modeling, 50 percent of NOW, money market, and regular savings accounts are assumed to reprice immediately and 50 percent are assumed to reprice in over one year. Noninterest-bearing deposit accounts are excluded.

(2) Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The aging of mortgage-backed securities is based on their weighted average maturities at December 31, 1996, and median market prepayment rates.

                             FOURTH QUARTER RESULTS

     Net income for the fourth quarter of 1996 was up $1.9 million over the prior year fourth quarter. Primary factors for the increases in earnings were increased net interest income and noninterest income. Average earning assets for the fourth quarter of 1996 were $5.7 billion, up $563,000 from the quarter ending December 31, 1995. This increase in earning asset volumes contributed $11.6 million to the $9.8 million increase recorded in taxable equivalent interest income for the three months ended December 31, 1996. A 19 basis point decline in the average earning asset yield for the last quarter of 1996 unfavorably affected taxable equivalent interest income by $1.8 million. Average interest-bearing liabilities increased 11.3 percent over the prior year fourth quarter with the rates paid for these funds declining 30 basis points. Interest expense for the three months ended December 31, 1996 was $57.0 million, an increase of $2.3 million over the prior year quarter, with $5.3 million additional interest expense due to greater volume and $3.0 million attributed to the decline in rates paid. Responding to increased earning asset volume and more favorable funding costs, the net interest margin improved 6 basis points to 4.66 percent for fourth quarter 1996 compared to 4.60 percent for fourth quarter 1995. Total noninterest income increased to $27.3 million for fourth quarter 1996, $3.9 million over the comparable quarter last year. Noninterest revenue sources showing improvement were service charges on deposit accounts, credit card and related fees, and other financial services income sources. Noninterest expense increased to $61.9 million, $7.1 million greater than the comparable quarter last year. The efficiency ratio improved to 65.09 percent compared to the prior year fourth quarter of 65.60 percent. Timing of new product promotions contributed to the $1.1 million increase in marketing expenses between the two periods. Centura continues to develop its alternative delivery channels such as grocery in-stores and to enhance sales efforts through employee education and new technologies. Accordingly, equipment and personnel expenses increased $4.3 million over the fourth quarter of 1995. Nonperforming assets increased slightly to $22.9 million at the end of 1996 compared to $22.1 million at the end of 1995.

     Table 14, "Quarterly Financial Summary," presents the quarterly results of operations, selected average balances and certain other selected data for the years ended December 31, 1996 and 1995.

TABLE 14
QUARTERLY FINANCIAL SUMMARY

                                                         1996                                        1995
                                        FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
SUMMARY OF OPERATIONS
(thousands, except per share)
Interest income......................  $123,095   $118,995   $114,366   $113,304   $113,539   $110,646   $101,641   $91,809
Interest expense.....................    57,011     55,201     53,188     54,276     54,749     53,096     46,377    38,768
Net interest income..................    66,084     63,794     61,178     59,028     58,790     57,550     55,264    53,041
Provision for loan losses............     2,746      2,400      2,385      2,065      1,968      1,947      2,115     1,874
Noninterest income...................    27,303     25,132     23,833     24,579     23,381     20,779     17,779    18,171
Noninterest expense..................    61,860     63,573     55,086     53,462     54,806     49,676     46,823    44,472
Income taxes.........................    10,246      8,237     10,281     10,439      8,797      9,737      8,781     9,106
Net income...........................  $ 18,535   $ 14,716   $ 17,259   $ 17,641   $ 16,600   $ 16,969   $ 15,324   $15,760
PER COMMON SHARE
Net income -- primary................  $    .70   $    .57   $    .67   $    .67   $    .62   $    .62   $    .59   $   .63
Net income -- fully diluted..........       .70        .57        .67        .67        .62        .62        .59       .63
Cash dividends paid..................       .25        .25        .25        .25        .23        .23        .20       .19
SELECTED AVERAGE BALANCES
(millions)
Assets...............................  $  6,198   $  6,024   $  5,848   $  5,751   $  5,597   $  5,454   $  4,996   $ 4,652
Loans................................     4,182      4,098      3,955      3,820      3,867      3,816      3,570     3,291
Deposits.............................     4,723      4,593      4,349      4,354      4,346      4,251      3,889     3,647
Shareholders' equity.................       472        457        438        447        451        455        418       374
MARKET PRICES
  High...............................  $ 47.000   $ 40.125   $ 37.500   $ 36.750   $ 35.500   $ 33.375   $ 27.875   $25.375
  Low................................    38.000     35.125     36.000     33.875     33.125     27.250     25.000    22.500
  Close..............................    44.625     38.625     36.750     36.750     35.125     33.250     27.875    25.250

                             1995 COMPARED TO 1994

     Centura recorded net earnings of $64.7 million for the year ended December 31, 1995, an increase of $8.9 million or 15.9 percent from the year ended December 31, 1994. Earnings per fully diluted share were $2.46 compared to $2.20 for the prior year. Specific results of note for 1995 and key factors responsible for such results follow.

     Taxable equivalent net interest income increased by $22.8 million, or 11.0 percent, to $229.8 million in 1995, principally as a function of the growth in earning assets. This increase in volume compensated for the decline in the net interest spread earned. The net interest margin decreased to 4.82 percent during 1995 from 5.01 percent during 1994.

     The mix of average interest-earning assets and interest-bearing funding sources changed dramatically between 1995 and 1994. Loans grew to comprise 76.5 percent of average earning assets for 1995 compared to 73.0 percent for 1994, increasing earning power. Interest-bearing deposits, with a lower cost of funds in the aggregate than external funding sources, declined to represent only 84.5 percent of interest-bearing liabilities for 1995 versus 90.7 percent the prior, increasing the overall cost of funds.

     Nonperforming assets, continuing at low levels, were $22.1 million at December 31, 1995, representing only 0.38 percent of total assets, compared to $21.5 million, or 0.46 percent of total assets, last year. The allowance for loan losses was $55.1 million, representing 1.41 percent of outstanding loans at December 31, 1995, compared to $48.2 million, or 1.48 percent of loans, the previous year. Net charge-offs, also continuing at low levels, were .12 percent of average loans, compared to 0.09 percent of average loans for the year ended December 31, 1994.

     Noninterest income, before securities transactions, for 1995 increased $16.1 million to $80.7 million compared to $64.6 million last year. Insurance and brokerage commissions and service charges on deposit accounts accounted for the majority of the increase. Recognized gains of approximately $1.0 million were related to four branch offices sold during 1995. Additionally, the adoption of the mortgage servicing rights accounting pronouncement, effective July 1, 1995, increased mortgage income by $1.3 million.

     Noninterest expense for 1995 increased over the previous year by 15.0 percent to $195.8 million. While noninterest expense benefited from a $1.5 million refund on FDIC insurance received in the third quarter of 1995 and lower insurance premium rates, it also supported expenses to further the progress of technological, delivery channel and product initiatives, principally recorded in equipment, phone and personnel expenses. Occupancy and equipment increased $5.6 million to $26.2 million in support of Centura's enhancing the value of its franchise. Personnel expenses increased $9.8 million to $95.8 million, reflecting the addition of personnel related to the 1995 purchase acquisitions and increased commissions from the sales force incentive system responding to loan, deposit and financial services growth. Centura's direct banking center, Centura Highway, impacted current expense by $2 million, primarily reflected in telephone and personnel costs.

                           CURRENT ACCOUNTING ISSUES

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The statement provides the guidance for distinguishing sales of financial assets from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125". For repurchase agreements, dollar-roll, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS 125 to transfers occurring after December 31, 1997. Earlier or retroactive adoption of either Statement is not permitted. Transfers that fall under the SFAS No. 125 guidelines will be reviewed and they could have a material impact on Centura's consolidated financial statements in future periods.

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

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of Centura and monitors the status of changes to issued exposure drafts and to proposed effective dates.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CENTURA BANKS, INC.

     Management of Centura Banks, Inc. and its subsidiary has prepared the consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for its accuracy.

     In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities and programs of internal audits. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

     Management also recognizes its responsibility to foster a climate in which corporate affairs are conducted with the highest ethical standards. Centura's Code of Ethics, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

     The Audit Committee of Centura's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting and related matters. KPMG Peat Marwick LLP and the Corporation's internal auditors have direct access to the Audit Committee.

/s/ Cecil W. Sewell, Jr.        /s/ Steven J. Goldstein
Cecil W. Sewell, Jr.
Chairman of the Board and       Steven J. Goldstein
Chief Executive Officer         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CENTURA BANKS, INC.

     We have audited the accompanying consolidated balance sheets of Centura Banks, Inc. and subsidiary (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centura Banks, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         KPMG Peat Marwick LLP

Raleigh, North Carolina
January 6, 1997

                       CENTURA BANKS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                                     1996            1995
                                                                                                   (THOUSANDS, EXCEPT SHARE
                                                                                                            DATA)
ASSETS
Cash and due from banks........................................................................   $  283,224      $  269,742
Due from banks, interest-bearing...............................................................       11,254          12,917
Investment securities:
  Available for sale (cost of $1,317,449 and $1,008,576, respectively).........................    1,320,074       1,009,520
  Held to maturity (market value of $258,052 and $321,895, respectively).......................      257,806         319,105
Federal funds sold.............................................................................       21,413          33,558
Loans..........................................................................................    4,109,454       3,898,436
  Less allowance for loan losses...............................................................       58,715          55,070
     Net loans.................................................................................    4,050,739       3,843,366
Premises and equipment.........................................................................      112,198         103,306
Other assets...................................................................................      237,264         193,034
Total assets...................................................................................   $6,293,972      $5,784,548
LIABILITIES
Deposits:
  Demand, noninterest-bearing..................................................................   $  721,029      $  656,592
  Interest-bearing.............................................................................    3,665,587       3,291,733
  Time deposits over $100......................................................................      346,453         495,466
     Total deposits............................................................................    4,733,069       4,443,791
Borrowed funds.................................................................................      685,291         497,717
Long-term debt.................................................................................      310,802         306,586
Other liabilities..............................................................................       89,575          93,143
Total liabilities..............................................................................    5,818,737       5,341,237
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares authorized; none issued.......................           --              --
Common stock, no par value, 50,000,000 shares authorized; shares issued and outstanding of
  25,668,524 and 25,785,370, respectively......................................................      187,563         199,292
Common stock acquired by ESOP..................................................................         (395)           (539)
Unrealized securities gains, net...............................................................        1,568             631
Retained earnings..............................................................................      286,499         243,927
Total shareholders' equity.....................................................................      475,235         443,311
Total liabilities and shareholders' equity.....................................................   $6,293,972      $5,784,548

See accompanying notes to consolidated financial statements.

                       CENTURA BANKS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                              1996        1995        1994
                                                                                            (THOUSANDS, EXCEPT SHARE AND PER
                                                                                                      SHARE DATA)
INTEREST INCOME
Loans, including fees....................................................................   $379,044    $348,823    $262,618
Investment securities:
  Taxable................................................................................     86,162      63,672      57,297
  Tax-exempt.............................................................................      2,766       2,998       3,837
Short-term investments...................................................................      1,788       2,142       1,198
Total interest income....................................................................    469,760     417,635     324,950
INTEREST EXPENSE
Deposits.................................................................................    169,046     153,907     107,103
Borrowed funds...........................................................................     30,427      21,144       7,724
Long-term debt...........................................................................     20,203      17,939       8,830
Total interest expense...................................................................    219,676     192,990     123,657
NET INTEREST INCOME......................................................................    250,084     224,645     201,293
Provision for loan losses................................................................      9,596       7,904       7,220
Net interest income after provision for loan losses......................................    240,488     216,741     194,073
NONINTEREST INCOME
Service charges on deposit accounts......................................................     34,758      29,686      26,188
Credit card and related fees.............................................................      4,979       4,220       3,439
Other service charges, commissions and fees..............................................     17,023      10,416       7,439
Fees for trust services..................................................................      6,841       6,108       5,574
Mortgage income..........................................................................     11,486       7,104       5,868
Other noninterest income.................................................................     23,962      23,190      16,139
Securities gains (losses), net...........................................................      1,798        (614)       (891)
Total noninterest income.................................................................    100,847      80,110      63,756
NONINTEREST EXPENSE
Personnel................................................................................    109,667      95,786      85,972
Occupancy................................................................................     12,657      11,732      10,297
Equipment................................................................................     19,556      14,478      10,307
Foreclosed real estate losses and related operating expense, net.........................        756         682         927
Other operating expense..................................................................     91,345      73,099      62,704
Total noninterest expense................................................................    233,981     195,777     170,207
Income before income taxes...............................................................    107,354     101,074      87,622
Income taxes.............................................................................     39,203      36,421      31,849
NET INCOME...............................................................................   $ 68,151    $ 64,653    $ 55,773
NET INCOME PER COMMON SHARE
Primary..................................................................................      $2.61       $2.46       $2.20
Fully diluted............................................................................       2.61        2.46        2.20
AVERAGE COMMON SHARES OUTSTANDING
Primary..................................................................................   26,117,437  26,262,643  25,294,831
Fully diluted............................................................................   26,139,034  26,324,791  25,363,961

See accompanying notes to consolidated financial statements.

                       CENTURA BANKS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        UNREALIZED
                                                                             COMMON     SECURITIES
                                                                              STOCK       GAINS                       TOTAL
                                                        COMMON STOCK         ACQUIRED   (LOSSES),     RETAINED    SHAREHOLDERS'
                                                     SHARES       AMOUNT     BY ESOP       NET        EARNINGS        EQUITY
                                                                          (THOUSANDS, EXCEPT SHARE DATA)
December 31, 1993, as originally reported.......   20,782,536    $156,084     $(826)     $  1,630     $154,446       $311,334
Adjustments for poolings-of-interests...........    4,104,963      28,363        --            --       11,044         39,407
December 31, 1993, restated.....................   24,887,499     184,447      (826)        1,630      165,490        350,741
Net income......................................           --          --        --            --       55,773         55,773
Common stock issued:
  Stock option plans............................      145,581       1,620        --            --           --          1,620
  Restricted stock plans........................        1,800          36        --            --           --             36
Redemption of common stock......................     (329,400)     (7,177)       --            --           --         (7,177)
Net equity adjustment of merged entity..........           --          --        --            --       (1,619)        (1,619)
Unrealized securities losses, net...............           --          --        --       (13,868)          --        (13,868)
Cash dividends..................................           --          --        --            --      (15,874)       (15,874)
Other...........................................           --          10       143            --         (354)          (201)
December 31, 1994...............................   24,705,480     178,936      (683)      (12,238)     203,416        369,431
Net income......................................           --          --        --            --       64,653         64,653
Common stock issued:
  Stock option plans............................      245,481       3,209        --            --           --          3,209
  Restricted stock plans........................        7,338         175        --            --           --            175
  Acquisitions..................................    2,812,271      75,794        --            --           --         75,794
Redemption of common stock......................   (1,985,200)    (58,822)       --            --           --        (58,822)
Unrealized securities gains, net................           --          --        --        12,869           --         12,869
Cash dividends..................................           --          --        --            --      (24,142)       (24,142)
Other...........................................           --          --       144            --           --            144
December 31, 1995...............................   25,785,370     199,292      (539)          631      243,927        443,311
NET INCOME......................................           --          --        --            --       68,151         68,151
COMMON STOCK ISSUED:
  STOCK OPTION PLANS............................      344,550       5,523        --            --           --          5,523
  ACQUISITIONS..................................      776,441      28,261        --            --           --         28,261
REDEMPTION OF COMMON STOCK......................   (1,237,837)    (45,513)       --            --           --        (45,513)
NET EQUITY ADJUSTMENT OF MERGED ENTITY..........           --          --        --            --         (818)          (818)
UNREALIZED SECURITIES GAINS, NET................           --          --        --           937           --            937
CASH DIVIDENDS..................................           --          --        --            --      (25,005)       (25,005)
OTHER...........................................           --          --       144            --          244            388
DECEMBER 31, 1996...............................   25,668,524    $187,563     $(395)     $  1,568     $286,499       $475,235

See accompanying notes to consolidated financial statements.

                       CENTURA BANKS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                            1996         1995         1994
                                                                                                      (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................................................   $  68,151    $  64,653    $  55,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses..............................................................       9,596        7,904        7,220
Depreciation and amortization..........................................................      29,148       21,029       16,141
Deferred income taxes..................................................................         493      (10,476)      (6,439)
Loan fees deferred.....................................................................      (7,496)      (3,618)       2,996
Bond premium amortization and discount accretion, net..................................       2,966        1,709        2,955
(Gain) loss on sales of investment securities..........................................      (1,798)         614          891
Loss on sales of foreclosed real estate................................................         176           27          597
Gain on sales of equipment used in leasing activities..................................      (3,075)      (3,815)      (1,111)
Proceeds from sales of mortgage loans held for sale....................................     424,039      443,281      492,305
Originations, net of principal repayments, of mortgage loans held for sale.............    (425,622)    (464,139)    (411,788)
Increase in accrued interest receivable................................................      (2,030)      (8,791)      (5,316)
Increase (decrease) in accrued interest payable........................................      (4,004)      10,687          184
Net (increase) decrease in other.......................................................     (12,570)       8,731      (13,254)
Net cash provided by operating activities..............................................      77,974       67,796      141,154
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans..................................................................    (373,177)    (441,298)    (510,957)
Purchases of:
  Securities available for sale........................................................    (594,186)    (542,684)    (176,972)
  Securities held to maturity..........................................................    (213,023)    (142,250)     (98,164)
  Premises and equipment...............................................................     (26,177)     (17,772)     (13,296)
  Other................................................................................     (29,250)          --           --
Proceeds from:
  Sales of securities available for sale...............................................     398,139      215,112      241,079
  Maturities and issuer calls of securities available for sale.........................     167,318       50,993       55,600
  Maturities and issuer calls of securities held to maturity...........................     258,238      167,016      187,053
  Sales of foreclosed real estate......................................................       3,216        2,214        4,769
  Dispositions of premises and equipment...............................................       4,412        6,214        3,808
  Dispositions of equipment utilized in leasing activities.............................       4,689       18,002        6,455
Net decrease in federal funds sold.....................................................      22,020       43,757       35,337
Cash acquired, net of cash paid, in purchase acquisitions..............................       3,496       14,131           --
Net cash used by investing activities..................................................    (374,285)    (626,565)    (265,288)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................................     190,132      367,770     (121,560)
Net increase in short-term borrowings..................................................     152,854      202,518      163,533
Proceeds from issuance of long-term debt...............................................     218,298      163,938       75,000
Repayment of long-term debt............................................................    (188,082)     (62,454)      (4,169)
Cash dividends paid....................................................................     (24,001)     (18,731)     (15,874)
Proceeds from issuance of common stock, net............................................       4,442        3,209        1,620
Redemption of common stock.............................................................     (45,513)     (58,822)      (7,177)
Net cash provided by financing activities..............................................     308,130      597,428       91,373
Increase (decrease) in cash and cash equivalents.......................................      11,819       38,659      (32,761)
Cash and cash equivalents, beginning of year...........................................     282,659      244,000      276,761
Cash and cash equivalents, end of year.................................................   $ 294,478    $ 282,659    $ 244,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................................   $ 223,680    $ 182,304    $ 123,419
  Income taxes.........................................................................      29,073       43,039       41,151
Noncash transactions:
  Net equity adjustment of merged entity...............................................         818           --        1,619
  Stock issued for acquisitions and other stock issuances, net.........................      28,649       76,113          165
  Unrealized securities gains (losses), net............................................       1,681       21,274      (23,029)
  Dividends declared, but not yet paid.................................................       6,415        5,411           --
  Transfer of securities between portfolios............................................          --      243,195           --
  Loans securitized into mortgage-backed securities....................................     242,729       56,971           --
  Loans transferred to foreclosed property.............................................       4,183        1,574        3,710

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiary, Centura Bank (the "Bank"). The Bank also has various wholly-owned subsidiaries which in the aggregate represent less than 10 percent of total assets. All significant intercompany transactions are eliminated in consolidation.

     Prior year consolidated financial statements have been restated to include the accounts of companies combined and accounted for as poolings of interests as discussed in Note 2. In addition, certain amounts for prior years have been reclassified to conform with statement presentations for 1996. The reclassifications have no effect on shareholders' equity or net income as previously reported.

  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods presented. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

  BUSINESS

     The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; mortgage banking services; commercial and retail leasing; and trust activities. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina and through alternative delivery channels that include a centralized telephone operation offering a full line of financial services, and home banking through a telephone network operated by a third party and connected to the personal computers of customers. The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks and interest-bearing balances in other banks.

  INVESTMENT SECURITIES

     Centura's investments are classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity ("HTM") and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale ("AFS") securities and reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity.

     The classification of securities is determined at the time of purchase. Investment securities HTM are stated at cost, net of the amortization of premium and the accretion of discount. Centura intends and has the ability to hold such securities until maturity. Investment securities AFS will be used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors.

     The cost of securities sold is determined on a specific identification, trade-date basis. Premiums and discounts are amortized or accreted into income using the level-yield method.

     In November 1995 the Financial Accounting Standards Board ("FASB") published an implementation guide for Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The FASB stated that the transition provisions included in this guide permit a one-time opportunity for companies to reconsider their ability and intent to hold securities accounted for under SFAS No. 115 to maturity, allowing entities to transfer securities from the HTM category without "tainting" their remaining HTM securities. The FASB emphasized that this would be a one-time event where entities would have until December 31, 1995 to make any transfers from the HTM category under this provision. Management transferred $243 million of investment securities from the HTM category to the AFS category as allowed under the provisions of the implementation guide. On the date of the transfer, the HTM investment securities were recorded as AFS investment securities at their current fair value, which resulted in the recognition of an unrealized loss of $1.3 million that was recorded net of tax as a component of shareholders' equity.

  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation expense is computed by the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the shorter of the life of the leased asset or the lease term. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses ("AFLL") is established through provisions for losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. The AFLL represents management's estimate of the amount necessary to provide for potential future losses in the loan portfolio. Management believes that the AFLL is adequate. Management's periodic evaluation of the adequacy of the allowance is based on individual loan reviews, the loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, and the growth and risk composition of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about information available to them at the time of their examination.

     Under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (collectively referred to hereafter as "SFAS No. 114"), the AFLL related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loans' initial effective interest rates or the fair value of the collateral for certain collateral-dependent loans.

  NONACCRUAL LOANS AND OTHER REAL ESTATE

     A loan (including a loan impaired under SFAS No. 114) is generally classified as a nonaccrual loan and the accrual of interest (including accretion of unearned income) is discontinued when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Recorded accrued interest is reversed or charged off. Interest received on nonaccrual loans and impaired loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Other real estate is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with SFAS No.

114, a loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Bank had not taken possession of the collateral have been reclassified to nonperforming loans for all periods presented. This reclassification does not impact Centura's financial condition or results of operations. At December 31, 1996 and 1995, the net book value of other real estate properties was $3,663,000 and $2,872,000, respectively.

  LOANS

     Substantially all loans accrue interest using the level-yield method based on the principal amount outstanding.

     Centura originates certain residential mortgage loans with the intent to sell. Such loans held for sale are included in loans in the accompanying consolidated balance sheets and are carried at the lower of cost or fair value on an aggregate loan basis as determined by outstanding commitments from investors or current quoted market prices.

  MORTGAGE SERVICING RIGHTS

     Effective July 1, 1995, Centura adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." The statement provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained, however those servicing rights are acquired. Prior to the adoption of the statement, the allocated costs of originated mortgage servicing rights were not capitalized.

     The rights to service mortgage loans for others ("mortgage servicing rights" or "MSRs") are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold or securitized. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Additionally, capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized MSRs are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans, including loan type, term and interest rate. Fair value is estimated using current commitment prices from investors or current quoted market prices to sell similar products.

  OTHER ASSETS AND OTHER LIABILITIES

     Intangibles are principally comprised of core deposit intangibles and goodwill and are included in other assets. Core deposit intangibles represent the present value of the difference in costs between the acquired core deposits and market alternative funding sources and are generally being amortized on an accelerated basis determined by related valuation studies. The excess of cost over the fair value of net assets of purchase acquisitions, goodwill, is being amortized generally over 15 years.

     Negative goodwill, included in other liabilities, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserve and reducing the basis in bank premises and equipment and other noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over a period of ten years, the period estimated to be benefited.

     At December 31, 1996 and 1995, $12.3 million and $15.1 million, respectively, of assets under operating lease, net of depreciation, were included in other assets. During 1996 and 1995, $12.7 million and $11.8 million, respectively, of operating lease rental income was recorded in other noninterest income.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. As required, Centura adopted the provisions of this statement in the first quarter of 1996, but the impact of such adoption was immaterial. However, this statement could have a material impact on Centura's consolidated financial statements in future periods should an event or changes in circumstances occur in such future periods, requiring a review by management for impairment.

  INCOME TAXES

     Centura uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of Centura's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  NET INCOME PER SHARE

     Primary net income per common share is based upon the average number of shares of common stock outstanding and common stock equivalents consisting of dilutive stock options. Fully diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options.

  STOCK-BASED EMPLOYEE COMPENSATION

     Most of Centura's stock-based employee compensation plans provide for the deferral of compensation for stock options. As allowed under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Centura measures stock-based compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 11.

  OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized interest rate swaps and interest rate floor and cap arrangements. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related hedged asset or liability. If early termination of these instruments occurs, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related asset or liability. The fair value of these instruments is based on dealer quotes and third party financial models.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Centura in estimating the fair value disclosures for financial instruments in 1996 and 1995.

     Cash and Due From Banks, Federal Funds Sold, and Accrued Interest Receivable -- The carrying amounts for cash and due from banks, federal funds sold and accrued interest receivable are equal to the fair values due to the short-term nature of these financial instruments.

     Investment Securities -- The fair value of investment securities is estimated based on bid quotations received from securities dealers.

     Loans -- For disclosure purposes, loans are segregated into performing and nonperforming loan categories. Each performing loan category is further segmented into fixed and adjustable rate interest terms. The fair value of performing loans is calculated by discounting scheduled cash flows through the loan's estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity, except for residential mortgage loans, is based on the stated term of the loan or Centura's estimates of prepayments for each loan classification considering current economic and lending conditions. For residential mortgage loans, maturity is estimated using the contractual term adjusted for prepayment estimates based on secondary market sources. The fair value of nonperforming loans is based on the book value of each loan less an applicable reserve for credit losses. This reserve for credit losses is determined on a loan by loan basis based on one or a combination of the following: external appraisals, internal assessments using available market information and specific borrower information, or discounted cash flow analysis.

     Deposits -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, is considered to be equal to the amount payable on demand at year-end. The fair value of individual retirement accounts and time deposits are based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowed Funds, Accrued Interest Payable and Long-term Debt -- The carrying amounts for borrowed funds and accrued interest payable are equal to their fair values due to the short-term nature of these financial instruments. The fair value of Centura's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Centura for debt of the same remaining maturities.

NOTE 2 -- MERGERS AND ACQUISITIONS

     Centura consummated the following mergers and acquisitions of North Carolina financial institutions during 1996 and 1995. There were no mergers or acquisitions completed in 1994.

                                                                                              DOLLARS IN MILLIONS
                                                                           ACQUISITION
                              INSTITUTION                                     DATE        ASSETS    LOANS    DEPOSITS

ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
  Essex Savings Bank, FSB ("Essex"), deposit assumption                        7/26/96     $ 71     $--        $ 71
  First Community Bank ("First Community")                                     8/16/96      121       83         99
Total 1996 Purchase Acquisitions                                                           $192     $ 83       $170

MERGERS ACCOUNTED FOR AS POOLINGS OF INTERESTS:
  First Commercial Holding Company ("FCHC")                                    2/27/96      172      120        140
  FirstSouth Bank ("FirstSouth")                                              10/25/96      170      132        150
  CLG, Inc. ("CLG")                                                           11/01/96      126       85         --
Total 1996 Mergers                                                                         $468     $337       $290
Total 1996 Acquisitions and Mergers                                                        $660     $420       $460

ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
  Cleveland Federal Bank, A Savings Bank ("Cleveland")                         3/30/95       86       69         74
  First Southern Bancorp, Inc. ("First Southern")                              6/02/95      325      224        266
Total 1995 Purchase Acquisitions                                                           $411     $293       $340

                              INSTITUTION                                 SHARES ISSUED
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
  Essex Savings Bank, FSB ("Essex"), deposit assumption                            --
  First Community Bank ("First Community")                                    776,441
Total 1996 Purchase Acquisitions                                              776,441
MERGERS ACCOUNTED FOR AS POOLINGS OF INTERESTS:
  First Commercial Holding Company ("FCHC")                                 1,607,564
  FirstSouth Bank ("FirstSouth")                                            1,075,559
  CLG, Inc. ("CLG")                                                         1,661,970
Total 1996 Mergers                                                          4,345,093
Total 1996 Acquisitions and Mergers                                         5,121,534
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
  Cleveland Federal Bank, A Savings Bank ("Cleveland")                        645,719
  First Southern Bancorp, Inc. ("First Southern")                           2,166,552
Total 1995 Purchase Acquisitions                                            2,812,271

     On February 27, 1996, Centura consummated its acquisition of FCHC, a Delaware bank holding company with its principal offices in Asheville, North Carolina, with and into Centura. In addition, First Commercial Bank, FCHC's wholly-owned North Carolina state bank subsidiary, was merged with and into the Bank. The merger was consummated through the issuance of .63 shares of Centura's common stock for each share of outstanding common stock of FCHC, or 1,607,564 shares.

     On July 26, 1996, Centura consummated its assumption of deposit liabilities and the acquisition of certain deposit-related loans of the Wilmington, Raleigh, and Greensboro locations of Essex Savings Bank, F.S.B. of Virginia Beach, Virginia. Centura Bank did not purchase the physical branch offices of Essex, but consolidated the deposits into existing banking facilities. Centura recorded as an other asset a $712,000 core deposit intangible which represents the present value of the difference in costs between the acquired core deposits and market alternative funding sources.

     On August 16, 1996, Centura consummated its acquisition of First Community, a North Carolina bank corporation with its principal headquarters in Gastonia, North Carolina, with and into the Bank. Pursuant to the agreement, shareholders of First Community received .96 shares of Centura common stock for each share of First Community outstanding common stock resulting in the issuance of 776,441 shares. The purchase price exceeded the fair value of net assets acquired by approximately $16 million, which amount was recorded as goodwill, included in other assets on the consolidated balance sheet.

     On October 25, 1996, Centura consummated its merger with FirstSouth, a state-chartered commercial bank with its headquarters in Burlington, North Carolina, with and into Centura Bank. Centura issued 1,075,559 shares of Centura common stock, or .55 shares of Centura common stock for each outstanding share of FirstSouth common stock.

     On November 1, 1996, Centura completed its merger with CLG, a privately owned company that specializes in leasing computer equipment to companies throughout the United States. Based in Raleigh, North Carolina, CLG has offices in Charlotte and Wilmington, North Carolina, Columbus, Georgia, and Dallas, Texas. The transaction provided for the issuance of 1,661,970 shares of Centura common stock. CLG operates as a wholly-owned subsidiary of Centura Bank.

     In 1995, Centura completed the acquisitions of Cleveland and First Southern. Cleveland was consummated under an exchange ratio of 3.381 shares of Centura common stock for each outstanding share of Cleveland, while First Southern was consummated under an exchange ratio of 1.25. Both acquisitions were accounted for as purchases. The purchase price exceeded the fair value of net assets acquired for each transaction. Accordingly, Centura recorded $6.9 million of goodwill relative to the Cleveland purchase and $18.8 million related to the First Southern transaction. The unamortized goodwill is recorded in other assets on the consolidated balance sheet.

     For the mergers accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of acquisition has been restated as though the entities had been combined for the periods presented. CLG was on a January 31 fiscal year and accordingly, the balance sheets of CLG as of January 31, 1996 and 1995 and for all prior periods presented have been combined with the consolidated balance sheets of Centura as of December 31, 1995 and 1994, respectively. The statements of income, shareholders' equity, and cashflows of CLG for the years ended January 31, 1996 and 1995 have been combined with the consolidated statements of income and shareholders' equity and cash flows of Centura for the years ended December 31, 1995 and 1994, respectively. The results of operations of CLG for the one-month period ended January 31, 1996 are included in Centura's consolidated statement of income for the year ended December 31, 1996 and are recorded as an adjustment to retained earnings in the consolidated statement of stockholders' equity for the period ended December 31, 1996. Total income, noninterest expenses, and net income of CLG for the month of January 1996 were $3,703,000, $2,336,000, and $818,000, respectively.

     The respective contributions of the pooled entities to consolidated total income, net interest income and net income for 1996 prior to the dates of their respective mergers and for the years ended December 31, 1995 and 1994 were as follows:

                                                                                              1996        1995        1994
                                                                                                      (THOUSANDS)
TOTAL INCOME
Centura..................................................................................   $532,431    $439,613    $341,714
FCHC.....................................................................................      2,511      15,921      13,524
FirstSouth...............................................................................     12,299      13,543      10,374
CLG......................................................................................     23,366      28,668      23,094
Combined.................................................................................   $570,607    $497,745    $388,706
NET INTEREST INCOME
Centura..................................................................................   $238,801    $204,236    $182,304
FCHC.....................................................................................      1,391       9,002       8,241
FirstSouth...............................................................................      6,553       6,791       5,783
CLG......................................................................................      3,339       4,616       4,965
Combined.................................................................................   $250,084    $224,645    $201,293
NET INCOME
Centura..................................................................................   $ 63,739    $ 58,038    $ 49,561
FCHC.....................................................................................        376       1,676       2,578
FirstSouth...............................................................................      1,350       1,813       1,411
CLG......................................................................................      2,686       3,126       2,223
Combined.................................................................................   $ 68,151    $ 64,653    $ 55,773

     For the acquisitions accounted for under the purchase method, the results of their operations prior to their respective consummation dates are not included in the accompanying consolidated financial statements. The pro forma results of operations as though Centura had consummated each of the 1996 and 1995 purchase acquisitions at the beginning of the periods presented are considered immaterial.

     On October 1, 1996, Centura completed the cash transaction to purchase 49 percent of First Greensboro Home Equity, Inc. ("First Greensboro"). First Greensboro, headquartered in Greensboro, North Carolina, is a mortgage and finance company, operating over 30 offices in 10 states, specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. First Greensboro retains the controlling interest of the company. Centura recorded this investment as an other asset and recognizes 49 percent of the net income of First Greensboro into the earnings stream as required under the equity method of accounting for investments. The excess of the purchase price over the net assets acquired is amortized over 20 years as a charge against earnings of future periods.

NOTE 3 -- INVESTMENT SECURITIES

     A summary of amortized cost, fair values, and unrealized gains and losses of investment securities by type at December 31, follows:


                                                   1996                            1995                            1994
                                       AMORTIZED COST    FAIR VALUE    AMORTIZED COST    FAIR VALUE    AMORTIZED COST    FAIR VALUE
                                                                               (THOUSANDS)
Held to maturity:
  U.S. Treasury.....................     $   76,373      $   76,019      $  127,405      $  127,593       $194,231        $ 185,346
  U.S. Government agencies and
     corporations...................        139,752         138,947         143,625         144,018        337,619          317,485
  State and municipal...............         40,669          42,074          47,992          50,201         47,347           47,769
  Other securities..................          1,012           1,012              83              83            100              100
  Total held to maturity............     $  257,806      $  258,052      $  319,105      $  321,895       $579,297        $ 550,700
Available for sale:
  U.S. Treasury.....................     $  193,577      $  192,169      $  156,600      $  155,515       $103,935        $  95,493
  U.S. Government agencies and
     corporations...................      1,025,570       1,029,612         800,549         802,650        260,492          248,584
  State and municipal...............          3,334           3,325          10,000          10,000          8,921            8,964
  Other securities..................         94,968          94,968          41,427          41,355         33,185           33,162
  Total available for sale..........     $1,317,449      $1,320,074      $1,008,576      $1,009,520       $406,533        $ 386,203


                                                                  1996                       1995                 1994
                                                       UNREALIZED   UNREALIZED      UNREALIZED   UNREALIZED    UNREALIZED
                                                           GAINS       LOSSES          GAINS       LOSSES        GAINS
                                                                                   (THOUSANDS)
Held to maturity:
  U.S. Treasury......................................    $     81       $  435        $  588        $  400        $  157
  U.S. Government agencies and corporations..........         278        1,083           858           465           302
  State and municipal................................       1,452           47         2,239            30         1,114
  Total held to maturity.............................    $  1,811       $1,565        $3,685        $  895        $1,573
Available for sale:
  U.S. Treasury......................................    $     99       $1,507        $  369        $1,454        $    2
  U.S. Government agencies and corporations..........       9,999        5,957         6,312         4,211           750
  State and municipal................................           2           11            --            --            46
  Other securities...................................          --           --            --            72            --
  Total available for sale...........................    $ 10,100       $7,475        $6,681        $5,737        $  798

                                                         LOSSES
                                                       UNREALIZED

Held to maturity:
  U.S. Treasury......................................   $  9,042
  U.S. Government agencies and corporations..........     20,436
  State and municipal................................        692
  Total held to maturity.............................   $ 30,170
Available for sale:
  U.S. Treasury......................................   $  8,444
  U.S. Government agencies and corporations..........     12,658
  State and municipal................................          3
  Other securities...................................         23
  Total available for sale...........................   $ 21,128

     Following is a summary of investment securities by maturity at December 31, 1996:

                                                                                          DECEMBER 31, 1996
                                                                           HELD TO MATURITY               AVAILABLE FOR SALE
                                                                     AMORTIZED COST    FAIR VALUE    AMORTIZED COST    FAIR VALUE
                                                                                             (THOUSANDS)
Remaining maturities:
  Within one year.................................................      $ 51,840        $  51,778      $   79,120      $   78,891
  One to five years...............................................       170,870          171,167         292,415         291,366
  Six to ten years................................................        29,897           29,882         154,025         151,651
  Over ten years..................................................         5,199            5,225         791,889         798,166
  Total...........................................................      $257,806        $ 258,052      $1,317,449      $1,320,074

     Maturities of mortgage-backed securities have been allocated to the various maturity groups based on the estimated repayment dates of principal.

     At December 31, 1996 and 1995, investment securities with book values of approximately $612 million and $348 million, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Sales of debt securities during 1996 generated gross realized gains of $3,212,000 and losses of $1,414,000. Gross gains of $1,432,000 and $2,771,000 and gross losses of $2,046,000 and $3,662,000 were realized during 1995 and 1994, respectively.

NOTE 4 -- LOANS

     A summary of loans at December 31 follows:

                                                                                                        1996          1995
                                                                                                           (THOUSANDS)
Commercial, financial and agricultural............................................................   $  743,477    $  671,803
Consumer..........................................................................................      274,885       271,067
Real estate -- mortgage...........................................................................    2,097,757     2,211,607
Real estate -- construction and land development..................................................      524,246       434,014
Leases............................................................................................      420,240       269,677
Other.............................................................................................       49,001        40,446
Gross loans.......................................................................................    4,109,606     3,898,614
Less unearned income on loans.....................................................................          152           178
Total loans.......................................................................................   $4,109,454    $3,898,436
Included in the above:
  Nonaccrual loans................................................................................   $   18,713    $   18,321
  Restructured loans..............................................................................          497           954
  Accruing loans past due ninety days.............................................................   $    8,916    $    6,132

     Loans classified as real estate -- mortgage include mortgage loans held for sale of $53.6 million and $50.7 million in 1996 and 1995, respectively. Most of Centura's loan business is with customers located within North Carolina.

     Interest income that would have been recorded on nonaccrual and restructured loans for the year ended December 31, 1996, had they performed in accordance with the original terms, amounted to approximately $1.7 million. Interest income on all such loans included in the results of operations amounted to approximately $624,000 for the year ended December 31, 1996. During 1996 and 1995, approximately $4,183,000 and $1,574,000, respectively, in loans were transferred to in-substance foreclosed and foreclosed property.

     The Bank makes loans to executive officers and directors of Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. A summary of the loan transactions with related parties is as follows:

                                                                                   BEGINNING     NEW                    ENDING
                                                                                    BALANCE     LOANS     REPAYMENTS    BALANCE
                                                                                                   (THOUSANDS)
Year ended December 31, 1996....................................................     $23,129    $1,861      $(1,542)    $23,448

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

     A summary of changes in the allowance for loan losses follows:

                                                                                                 1996       1995       1994
                                                                                                         (THOUSANDS)
Balance at beginning of year.................................................................   $55,070    $48,164    $43,430
Provision for loan losses....................................................................     9,596      7,904      7,220
Allowance from acquired financial institutions...............................................     1,240      3,460        170
Loans charged off............................................................................   (10,408)    (8,306)    (6,021)
Recoveries on loans previously charged off...................................................     3,217      3,848      3,365
Net loans charged off........................................................................    (7,191)    (4,458)    (2,656)
Balance at end of year.......................................................................   $58,715    $55,070    $48,164

     At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.9 million (of which $10.8 million were on a nonaccrual basis). Included in this amount is $6.1 million of impaired loans for which the related AFLL determined in accordance with SFAS No. 114 is $2.0 million, and $4.8 million of impaired loans for which there is no related allowance determined in accordance with this statement. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $12.2 million. For the year ended December 31, 1996, Centura recognized interest income on those impaired loans of approximately $50,000.

     At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $13.8 million (of which $13.3 million were on a nonaccrual basis). Included in this amount is $7.2 million of impaired loans for which the related AFLL determined in accordance with SFAS No. 114 is $2.6 million, and $6.6 million of impaired loans for which there is no related allowance determined in accordance with this statement. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $13.5 million. For the year ended December 31, 1995, Centura recognized interest income on those impaired loans of approximately $111,000.

NOTE 6 -- MORTGAGE SERVICING RIGHTS

     A summary of capitalized MSRs follows:

                                                                                                 1996       1995
                                                                                                   (THOUSANDS)
Balance at beginning of year.................................................................   $ 8,021     $2,900
MSRs capitalized during the year.............................................................     8,522      6,037
MSRs amortized during the year...............................................................    (2,659)      (916)
Balance at end of year.......................................................................   $13,884    $ 8,021

     The fair value of capitalized MSRs at December 31, 1996 and 1995 was approximately $20.7 million and $14.4 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1996 and 1995.

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                                                                                           1996        1995
                                                                                                             (THOUSANDS)
Land..................................................................................................   $ 17,369    $ 17,952
Buildings.............................................................................................     64,686      61,124
Buildings and equipment under capital lease...........................................................        890       1,318
Leasehold improvements................................................................................     10,750       8,987
Furniture, fixtures and equipment.....................................................................     85,795      73,052
Construction in progress..............................................................................      8,636       3,264
Total.................................................................................................    188,126     165,697
Less accumulated depreciation and amortization........................................................     75,928      62,391
Premises and equipment................................................................................   $112,198    $103,306

     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $15,312,000, $11,296,000, and $7,146,000 in
1996, 1995 and 1994, respectively.

NOTE 8 -- BORROWED FUNDS

     At December 31, 1996 and 1995, borrowed funds consisted of the following:

                                                                                                           1996        1995
                                                                                                             (THOUSANDS)
Federal funds purchased and securities sold under agreements to repurchase............................   $435,470    $362,654
Master notes..........................................................................................    141,649     101,178
U.S. Treasury demand note.............................................................................     32,402      15,885
Federal Home Loan Bank ("FHLB") advances..............................................................         --      18,000
Bank note.............................................................................................     15,770          --
Line of credit........................................................................................     60,000          --
Total borrowed funds..................................................................................   $685,291    $497,717

     Federal funds purchased and securities sold under agreements to repurchase generally mature within one to 30 days from the transaction date. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis and at December 31, 1996, carried a weighted average interest rate of 4.68 percent. The bank's treasury tax and loan depository note account is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve. At December 31, 1995 the FHLB advance outstanding had a 2 month maturity and a 5.86 percent interest rate. There were no FHLB advances with original maturities less than one year outstanding as of December 31, 1996.

     The Bank has the ability to borrow up to a maximum of $300 million under an offering by the Bank to institutional investors only of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would generally be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. At December 31, 1996, $15.8 million was outstanding under one note bearing a fixed interest rate and an April 1997 maturity date. Long-term funding as of December 31, 1995 included $23 million outstanding under one fixed interest rate note which matured during 1996.

     Centura obtained a two-year unsecured line of credit of $60 million bearing a variable interest rate (1 month LIBOR+ 25 basis points), used to assist in funding the share repurchase actions discussed in Note 11. On December 31, 1996, the line was refinanced and assigned a December 1997 maturity. There is $60 million outstanding under this line at December 31, 1996. As of December 31, 1995, long-term debt included $26 million outstanding under this line.

     The following table presents certain information for Federal funds purchased and securities sold under agreements to repurchase:

                                                                                            FEDERAL FUNDS PURCHASED AND
                                                                                          SECURITIES SOLD UNDER AGREEMENTS
                                                                                                   TO REPURCHASE
                                                                                           1996         1995         1994
                                                                                                    (THOUSANDS)
Amount outstanding at December 31.....................................................   $435,470     $362,654     $190,764
Average outstanding balance...........................................................    405,373      224,616      117,374
Maximum amount outstanding at end of any month during the year........................    554,699      364,773      197,587
Approximate weighted average interest rate:
  During the year.....................................................................       5.28%        5.82%        4.30%
  End of year.........................................................................       4.67         5.66         6.20
Interest expense......................................................................   $ 21,385     $ 13,068     $  5,049

NOTE 9 -- LONG-TERM DEBT

     At December 31, 1996 and 1995, long-term debt consisted of the following:

                                                                                                           1996        1995
                                                                                                             (THOUSANDS)
Federal Home Loan Bank advances.......................................................................   $228,918    $176,389
Obligations under capitalized leases..................................................................        531         593
Line of credit........................................................................................         --      26,000
Bank note.............................................................................................         --      23,169
Notes payable secured by lease rentals................................................................     80,811      79,720
Other.................................................................................................        542         715
Total long-term debt..................................................................................   $310,802    $306,586

     Centura has a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. At December 31, 1996, FHLB advances had maturities of up to 3.5 years and were at rates ranging from 5.00 percent to 8.90 percent. At December 31, 1995, FHLB advances had maturities of up to 4.5 years and were at rates ranging from 4.54 percent to
8.90 percent.

     To finance some of the equipment utilized in its leasing activities, Centura has fixed rate debt secured by the future lease rentals to be received under the leasing contracts and first liens on the related equipment. Generally, the terms of these obligations are equal to the terms of the underlying contracts. At December 31, 1996, the weighted average rate and maturity for the notes payable secured by lease rentals were 7.98 percent and 2.7 years, respectively. At December 31, 1995, the weighted average rate and maturity for the notes payable secured by lease rentals were 8.37 percent and 2.9 years, respectively.

     At December 31, 1996, maturities of long-term debt are as follows (in thousands):

1997......................................................................................   $ 85,345
1998......................................................................................     90,823
1999......................................................................................    125,365
2000......................................................................................      7,495
2001......................................................................................      1,685
Thereafter................................................................................         89
                                                                                             $310,802

NOTE 10 -- PENSION AND OTHER BENEFIT PLANS

     Centura has a noncontributory, qualified defined benefit pension plan (the "Pension Plan") covering substantially all full-time employees. Benefits are determined by applying a benefit ratio to the employees' average compensation for each year of participation. The plan is funded using the Projected Unit Credit method. Annual contributions consist of a normal service cost amount and an amortization amount of prior service costs.

     Centura also has an Omnibus Supplemental Executive Retirement Plan ("SERP") which provides various officers with certain benefits in excess of the Centura's standard pension plan. One of the benefits offered under the Omnibus Plan are Supplemental Pension Contracts ("SPCs") which are nonqualified pension plans providing benefits payable upon retirement, death or disability of an eligible participant. Insurance policies on the lives of the covered employees have been purchased and are intended to be adequate to fund future benefits plus full recovery of any corporate paid premiums.

     The following table sets forth the plans' funded status and amounts recognized in Centura's consolidated financial statements:

                                                                                        PENSION PLAN            SPCS-SERP
                                                                                        DECEMBER 31,           DECEMBER 31,
                                                                                      1996        1995       1996       1995
                                                                                                   (THOUSANDS)
Actuarial present value of accumulated benefit obligation ("ABO"):
  Vested benefits................................................................   $ 26,760    $ 24,716    $ 5,380    $ 2,873
  Nonvested benefits.............................................................      1,360         942      3,008      1,700
                                                                                    $ 28,120    $ 25,658    $ 8,388    $ 4,573
Projected benefit obligation ("PBO") for services rendered to date...............   $(34,432)   $(30,884)   $(9,584)   $(5,414)
Plan assets at fair value, primarily listed stocks and U.S. Government
  securities.....................................................................     27,516      24,492         --         --
Plan assets under the PBO........................................................     (6,916)     (6,392)    (9,584)    (5,414)
Unrecognized net loss............................................................      6,004       5,389      1,164        588
Unrecognized prior service cost..................................................      3,374       3,005      2,663      1,136
Additional liability related to unfunded ABO.....................................     (2,643)     (2,639)    (2,631)      (883)
Unrecognized net (asset) liability...............................................       (423)       (529)        --         --
Accrued pension cost included in other liabilities...............................   $   (604)   $ (1,166)   $(8,388)   $(4,573)

                                                                         PENSION PLAN                       SPCS-SERP
                                                                  1996       1995       1994       1996       1995       1994
                                                                                          (THOUSANDS)
Net periodic pension expense includes the following
  components:
  Service cost -- benefits earned during the period...........   $ 1,965    $ 1,369    $ 1,654    $   475    $   310    $   233
  Interest cost on PBO........................................     2,394      1,987      1,922        587        366        253
  Actual loss (return) on plan assets.........................    (2,480)    (4,220)     1,566         --         --         --
  Net amortization and deferral...............................       680      2,691     (3,284)     1,123        683        476
Net periodic pension expense included in personnel expense....   $ 2,559    $ 1,827    $ 1,858    $ 2,185    $ 1,359    $   962
Assumptions:
  Weighted average discount rate at end of fiscal year........       7.5%       7.5%       8.5%       7.5%       7.5%       8.0%
  Rate of increase in future compensation levels used in
     determining the actuarial present value of PBO...........       5.5        5.5        5.5        5.5        5.5        5.5
  Expected long-term rate of return on assets.................       8.5        8.5        8.5         --         --         --

     In addition to providing pension benefits, Centura provides other employee benefit plans; the amounts expensed for these are as follows:

                                                                                                  1996       1995       1994
                                                                                                         (THOUSANDS)
Thrift (401-k)................................................................................   $ 2,016    $ 1,522    $1,137
Sales commissions.............................................................................     8,320      7,394     4,596
EVA-based incentive compensation..............................................................     5,612      3,500     3,557
Other.........................................................................................       340        296       362
                                                                                                 $16,288    $12,712    $9,652

     The Thrift Plan permits eligible employees to make contributions, with the Bank matching 50 percent of contributions up to 6 percent of the employees' base compensation. The plan is available for full-time employees after completion of six months consecutive service or for part-time employees after completion of 1,000 hours of service during a consecutive 12-month period.

     Centura's sales incentive plan rewards all sales officers for the value of products and services sold after covering the costs of their individual salaries, benefits and other direct costs of producing new business. This amount is earned monthly and paid annually. The Economic Value Added ("EVA") incentive program provides for a total EVA incentive pool for all non-sales employees based upon meeting a specific EVA target. Calculation of the target incorporates the ability of current net operating profits after tax to cover the annual cost of capital utilized. The program also incorporates the use of bonus banking of a defined percentage of incentives earned that are then placed at risk dependent upon future performance plus the granting of leveraged stock options to specific members of management. Other miscellaneous bonus and incentive awards are made primarily under individual contracts.

     Centura accounts for retiree health benefits and other retiree welfare benefits, under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires that a liability for such benefits be accrued and the projected costs of providing these benefits be recognized currently as an expense rather than when paid. Centura's Postretirement Health Care and Death Benefits Program is for all employees who work at least 30 hours per week and who retire at age 55 or later with ten or more years of service. The program provides a catastrophic postretirement health care plan to pre-age 65 retirees and a postretirement health care benefit consisting of a fixed dollar cash payment for post-age 65 retirees. The program is funded as benefits are paid.

     The following table presents the plan's funded status reconciled with the amounts recognized in Centura's consolidated financial statements:

                                                                                                               DECEMBER 31
                                                                                                             1996       1995
                                                                                                               (THOUSANDS)
Postretirement benefit obligation:
  Retirees and beneficiaries.............................................................................   $ 2,285    $ 2,212
  Dependents of retirees.................................................................................        26         44
  Fully eligible active employees........................................................................       895        945
  Other active employees.................................................................................     2,798      2,724
  Less future service obligation.........................................................................    (1,442)    (1,319)
Accumulated postretirement benefit obligation (APBO).....................................................     4,562      4,606
Plan assets at fair value................................................................................        --         --
Funded status............................................................................................     4,562      4,606
Unrecognized net gain....................................................................................       447        324
Unrecognized transition obligation.......................................................................    (3,551)    (3,773)
Accrued postretirement benefit cost included in other liabilities........................................   $ 1,458    $ 1,157

     The net periodic postretirement benefit cost includes the following components:

                                                                                                             DECEMBER 31,
                                                                                                         1996    1995    1994
                                                                                                             (THOUSANDS)
Service cost..........................................................................................   $161    $135    $185
Interest cost.........................................................................................    322     328     320
Actual return on plan assets..........................................................................     --      --      --
Unrecognized net gain.................................................................................     (3)    (21)     --
Amortization of transition obligation over 20 years...................................................    222     222     222
Net periodic postretirement benefit cost..............................................................   $702    $664    $727
Assumptions:
  Weighted average discount rate used in determining APBO.............................................    7.5%    7.5%    8.5%
  Annual health care cost trend rate..................................................................    7.0     8.0     9.0
  Ultimate medical trend rate.........................................................................    5.5     5.5     6.5
  Medical trend rate select period (in years).........................................................      1       2       3
  Effect of 1% increase in assumed medical trend rate on:
     Service and interest cost........................................................................      0%    1.0%    1.0%
     APBO.............................................................................................      0     1.0     1.0

NOTE 11 -- STOCK OPTIONS, AWARDS AND SHAREHOLDERS' EQUITY

     At December 31, 1996 and 1995, Centura had approximately 2,487,000 and 2,445,000 shares, respectively, of its authorized but unissued common stock reserved for its incentive, nonqualified and deferred compensation stock option plans (the "Plans").

     A summary of stock option transactions under these plans follows:

                                                                                OPTION      OPTION PRICE    WEIGHTED AVERAGE
                                                                                SHARES       PER SHARE       EXERCISE PRICE
Outstanding at December 31, 1994...........................................    1,293,700    $    3-$25           $14.21
Assumed through purchase acquisition.......................................      181,000             9             9.00
Granted....................................................................      345,000         5- 37            23.65
Exercised..................................................................      242,900         3- 22            14.45
Forfeited..................................................................        9,800        14- 20            18.95
Outstanding at December 31, 1995...........................................    1,567,000    $    3-$37            14.38
Assumed through purchase acquisition.......................................       61,600        13- 19            16.00
Granted....................................................................       85,200         9- 32            26.59
Exercised..................................................................      351,900         5- 26            12.58
Forfeited..................................................................        1,300        14- 21            14.40
Outstanding at December 31, 1996...........................................    1,360,600    $    3-$37            15.24
Exercisable at December 31, 1996...........................................      898,100    $    3-$26           $13.29

     The weighted-average fair values of options granted during 1996 and 1995 were $20.61 and $16.28, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 1996 was 4.21 years. During 1995, Centura granted a stock award of 60,000 shares, which vests over three years and had a weighted average fair value of $33.33 on the date of grant.

     Prior to January 1, 1996, Centura accounted for the Plans in accordance with the provisions of APB 25. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, as required, Centura adopted SFAS No. 123, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively,

SFAS No. 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock awards and stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Centura elected to continue to apply the provisions of APB 25 for expense recognition.

     Centura, under APB 25, expensed approximately $730,700 in 1995 and $2,883,300 in 1996 for employee stock awards and stock option grants. The expense that would have been recognized under the fair value based method of SFAS 123 is not materially different from the amounts that were expensed by Centura under APB 25 for 1996 and 1995. The effects of applying Statement 123 for 1996 and 1995 may not be representative of the effects on reported net income for future years.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Generally, cash dividends are paid quarterly on or about the 15th day of the final month in the quarter. Cash dividends paid were $24.0 million, $18.7 million and $15.9 million during 1996, 1995 and 1994, respectively, which represented $1.00, $.85 and $.74 on a per share basis, respectively. During the fourth quarter of 1996, Centura declared and accrued $6.4 million, or $.25 per share, for the first quarter of 1997 cash dividend.

     In November 1994 the board of directors of Centura authorized and approved a plan pursuant to which Centura may, from time to time, repurchase shares of Centura's common stock. For the year ended December 31, 1996, Centura had repurchased 1,237,837 shares at an average price of $36.77 per share for a total of $45.5 million. For 1995, Centura had repurchased 1,985,200 shares at an average price of $29.63 per share for a total of $58.8 million. As of December 31, 1996, Centura had repurchased all shares available to be repurchased under its outstanding repurchase actions.

NOTE 12 -- OTHER OPERATING EXPENSE

     Other operating expense consisted of the following:

                                                                                                 1996       1995       1994
                                                                                                         (THOUSANDS)
Marketing, advertising and public relations..................................................   $ 7,549    $ 6,195    $ 5,328
Stationery, printing and supplies............................................................     6,712      5,458      5,024
Postage......................................................................................     2,798      2,502      2,204
Telephone....................................................................................     6,678      5,492      4,129
FDIC insurance...............................................................................    10,197      5,727      7,859
Service and licensing fees...................................................................     4,323      3,307      3,155
Legal and professional fees..................................................................    14,589      9,432      7,031
Other administrative.........................................................................     8,544      7,930      6,327
Intangible amortization......................................................................     5,034      4,148      3,255
Depreciation on equipment under operating lease..............................................     7,944      7,192      6,015
Other........................................................................................    16,977     15,716     12,377
Total other operating expense................................................................   $91,345    $73,099    $62,704

     On September 30, 1996, the Federal Deposit Insurance Corporation ("FDIC") levied a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment was levied on SAIF-insured deposits and Centura recognized $7.3 million of FDIC expense relative to this assessment for the year ended December 31, 1996. The after tax assessment totaled approximately $4.2 million.

NOTE 13 -- INCOME TAXES

     The components of income tax expense for the years ended December 31 were:

                                                                                                 1996       1995       1994
                                                                                                         (THOUSANDS)
Current expense:
  Federal....................................................................................   $34,347    $40,242    $33,467
  State......................................................................................     4,363      6,655      4,821
                                                                                                 38,710     46,897     38,288
Deferred expense/ (benefit):
  Federal....................................................................................       645     (8,114)    (5,189)
  State......................................................................................      (152)    (2,362)    (1,250)
                                                                                                    493    (10,476)    (6,439)
Total income tax expense.....................................................................   $39,203    $36,421    $31,849

     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                                                                 1996       1995       1994
Federal statutory rate.......................................................................     35.00%     35.00%     35.00%
Tax exempt income............................................................................      (.98)     (1.24)      (1.8)
Goodwill amortization (accretion), net.......................................................       .54        .08       (.36)
Merger expenses..............................................................................       .39        .09        .14
State income tax, net of federal benefit.....................................................      2.55       2.73       2.68
Other, net...................................................................................      (.98)      (.63)       .69
Effective tax rate...........................................................................     36.52%     36.03%     36.35%

     The tax effects of temporary differences which give rise to significant portions of the net deferred tax asset at December 31, 1996 and 1995, are summarized as follows:

                                                                                                            1996        1995
                                                                                                              (THOUSANDS)
Deferred tax assets:
  Loan loss reserve....................................................................................   $(19,852)   $(16,839)
  Other reserves.......................................................................................     (2,416)     (2,677)
  Deferred compensation................................................................................    (10,920)     (8,541)
  Deferred loan and lease fees.........................................................................       (435)         --
  Other assets.........................................................................................     (3,423)     (2,911)
  Gross deferred tax assets............................................................................    (37,046)    (30,968)
Deferred tax liabilities:
  Premises and equipment...............................................................................      2,830       2,256
  Employee retirement plans............................................................................      1,420       1,398
  Investment securities................................................................................        939         851
  Leasing activities...................................................................................     15,294      10,168
  Other liabilities....................................................................................     13,952      14,233
  Unrealized securities gains..........................................................................      1,056         311
  Gross deferred tax liabilities.......................................................................     35,491      29,217
  Net deferred tax asset...............................................................................   $ (1,555)   $ (1,751)

     No valuation allowance for deferred tax assets was required at December 31, 1996 or 1995. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in the three-year federal carryback period. During 1996, the net deferred tax asset decreased approximately $700,000 due to fair value adjustments required under SFAS No. 115 for securities available for sale, increased $700,000 for acquisition adjustments and increased due to other adjustments totaling $300,000.

NOTE 14 -- LEASE COMMITMENTS

     At December 31, 1996, Centura was obligated under a number of noncancelable leases for bank premises. In addition, obligations under short-term equipment leases are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain lease agreements contain options to renew for additional periods of one to twenty years.

     At December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows
(in thousands):

                                                                                                                      OPERATING
                                                                                                                       LEASES
1997...............................................................................................................    $ 3,832
1998...............................................................................................................      3,405
1999...............................................................................................................      2,622
2000...............................................................................................................      2,397
2001...............................................................................................................      1,870
Thereafter.........................................................................................................      5,317
Total minimum lease payments.......................................................................................    $19,443

     Rent expense charged to operations was as follows:

                                                                                                     1996      1995      1994
                                                                                                           (THOUSANDS)
Bank premises....................................................................................   $3,445    $3,146    $2,466
Equipment........................................................................................    2,247     2,601     3,088
Rent expense.....................................................................................   $5,692    $5,747    $5,554

NOTE 15 -- COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

  COMMITMENTS AND OFF-BALANCE SHEET RISK

     The following is a discussion of Centura's commitments and financial instruments with off-balance sheet risk. At December 31, 1996 and 1995, Centura had commitments to extend credit of $1.2 billion and $1.0 billion, respectively, and standby letters of credit of $75.8 million and $74.2 million, respectively. These instruments at December 31, 1996, have no carrying value. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

     Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to Centura's standard credit approval and monitoring process. Centura's exposure to credit risk is represented by the contractual amount of the commitment to extend credit. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

     Standby letters of credit are conditional commitments issued by Centura to guarantee the performance of a customer to a third party. The risks and credit approval process involved in issuing standby letters of credit are essentially the same as that involved in commitments to extend credit.

     Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income-producing assets. With the exception of guarantees for approximately $23.3 million which extend for a period in excess of one year, most guarantees in the form of commitments and letters of credit expire in less than one year. If these commitments are drawn, Centura will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

     Included in commitments to extend credit are commitments issued by the Bank to originate residential mortgage loans held for sale ("pipeline loans") of approximately $32.2 million and $40.9 million at December 31, 1996 and 1995, respectively, with terms generally not exceeding 90 days. As discussed in Note 4, mortgage loans held for sale ("MLHFS"), which are carried at the lower of cost or fair value and are included in total loans, were $53.6 million and $50.7 million at December 31, 1996 and 1995, respectively. In connection with these MLHFS and pipeline loans, management entered into forward commitments to sell residential mortgage loans totaling $58.5 million and $59.6 million at December 31, 1996 and 1995, respectively. Such forward commitments are entered into to reduce the Bank's exposure to market risk arising from potential changes in interest rates, which could alter the underlying market value of MLHFS and pipeline loans. The forward commitments are at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS and pipeline loans are valued utilizing the fixed prices of the forward commitments. MLHFS and pipeline loans not covered by existing forward commitments are valued using quoted market prices appropriate for the associated loan characteristics and interest rate levels. Commitments not fully satisfied by MLHFS and pipelines loans are valued based on what it would cost to purchase loans in the open market to fulfill the commitments. The net result of this valuation process is used in recording the carrying value of MLHFS at the lower of cost or fair value. At December 31, 1996 and 1995, cost exceeded fair value by approximately $380,000, requiring a valuation allowance which was reflected in the carrying value of MLHFS.

     Centura enters into commitments for the forward settlement of the purchase or sale of securities at a specified future date (generally less than 90 days) at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. At December 31, 1996, Centura had commitments to purchase $24.4 million of securities to be held in the investment portfolio as AFS. At December 31, 1995, Centura had $21.1 million of commitments to purchase securities. The outstanding commitments at December 31, 1996 and 1995 had unrealized gains of $11,000 and $152,000, respectively. The average of these commitments to purchase and to sell securities during the year ended December 31, 1996, were approximately $22.9 million and $8.8 million, respectively, and were approximately $64.0 million and $600,000, respectively, during 1995. These commitments resulted in the realization of net gains of $212,000 and $215,000 for the years ended December 31, 1996 and 1995, respectively, which amounts are included in noninterest income in the consolidated statements of income.

     In connection with its asset/liability management program, Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. Centura is not a dealer nor does it make a market in interest rate exchange, cap, floor, or collar agreements. Centura does not trade the instruments, and Centura's policy governing the use of these instruments, as approved by Centura's board of directors, strictly forbids speculation of any kind.

     Interest rate swap agreements ("swaps") are used to reduce interest rate risk with the objective of stabilizing Centura's net interest income over time. Centura enters into swaps entirely as a risk management tool. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans and long-term debt to variable interest rates (or fixed rates) in order to improve the interest rate sensitivity of these financial instruments in various interest rate environments. Typically, Centura pays a fixed rate of interest for a fixed period of time and receives a variable rate of interest indexed to the London Interbank Offered Rate ("LIBOR") or vice versa. The difference between the rate paid and the rate received is recorded in the consolidated statements of income as a component of interest income or interest expense, depending upon the financial instrument hedged. Unrealized fair values of the swaps are not recorded in the consolidated statements of income because the swap agreements are being treated as a hedge of the designated assets or liabilities.

     Centura's interest rate swap agreements at December 31, 1996 and 1995, are summarized below:

                                                                                                                     ESTIMATED
                                                                                                        NOTIONAL    FAIR VALUE
                                                                                                         AMOUNT     GAIN (LOSS)
                                                                                                              (THOUSANDS)
DECEMBER 31, 1996
Corporation pays fixed rates.........................................................................   $225,000      $(2,296)
Corporation pays variable rates......................................................................     70,000         (222)
  Total interest rate swaps..........................................................................   $295,000      $(2,518)
DECEMBER 31, 1995
Corporation pays fixed rates.........................................................................   $270,000      $(6,001)
Corporation pays variable rates......................................................................     25,000         (141)
  Total interest rate swaps..........................................................................   $295,000      $(6,142)

     At December 31, 1996, Centura had interest rate floor arrangements ("floors") and interest rate cap arrangements ("caps"). The floors are being used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The caps are being used to protect certain designated floating rate debt securities from the negative effects of an increasing rate environment. Unrealized fair values of the floors and caps are not recorded in the consolidated statements of income because the floors and caps are being treated as a hedge of the designated assets or liabilities.

     Interest rate cap and floor agreements at December 31 are summarized as follows:

                                                                                                                      ESTIMATED
                                                                                             NOTIONAL    CARRYING    FAIR VALUE
                                                                                              AMOUNT      VALUE      GAIN (LOSS)
                                                                                                         (THOUSANDS)
DECEMBER 31, 1996
Interest rate caps........................................................................   $ 26,000      $775        $  (645)
Interest rate floors......................................................................    180,000       821          2,114

DECEMBER 31, 1995
Interest rate caps........................................................................   $ 20,000      $525        $   413
Interest rate floors......................................................................    150,000       444          4,014

     Centura also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. Futures contract price changes settle on a daily basis whereby Centura either makes or receives a cash payment. Such cash receipt or cash payment is recorded against the change in the value of the securities held in the AFS portfolio. At December 31, 1996 Centura had put options on 195 ten-year Treasury futures contracts. Each contract represents the notional amount of $100,000 and gives Centura the right but not the obligation to exercise the respective Treasury futures contracts. Cumulatively at December 31, 1996, the options have a carrying value of $97,000 and an estimated fair value of $75,000.

     The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default ("credit risk"); the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party ("market risk"); and the risk that amounts due to Centura previously reflected in the consolidated balance sheets may not be received as a result of the default. Centura's derivative financial instruments have been entered into with nationally recognized commercial and investment banking firms. As such, Centura does not anticipate non-performance by the counterparties.

  CONTINGENCIES

     In May 1994, a suit was filed against Centura, the Bank, the North Carolina Savings Institutions Division ("NCSID"), and six individuals who were directors of First Savings Bank of Forest City, SSB ("First Savings") at the time of the acquisition of that institution by Centura and the Bank through a merger/conversion transaction in October 1993 (the "Acquisition"). The plaintiffs' complaint alleges, among other things, that the individual defendants violated their fiduciary duties as directors of First Savings in connection with the Acquisition by allegedly receiving excessive benefits as part of that transaction; that Centura and the Bank acted in concert with the individual defendants in that regard, as a result of which it is alleged that "the assets of First Savings were wrongfully transferred"; and that the NCSID acted in violation of law in approving the Acquisition. The plaintiffs seek (i) certification of the suit as a class action; (ii) a judgment ordering the individual defendants, Centura and the Bank to pay to the plaintiffs and members of the class the difference between the fair market value of First Savings as of the date of the Acquisition and the value of benefits paid to depositors in the Acquisition; (iii) punitive damages in an unspecified amount; and (iv) in the event damages are not awarded, entry of an order declaring the Acquisition to be "illegal, void and reversed." On March 2, 1995, claims against NCSID were severed from claims against the six individuals who were directors of First Savings, Centura and the Bank, and accordingly, such claims are now the subject of two separate proceedings. On October 31, 1995, the Wake County Superior Court reversed the decision of the NCSID Administrator denying the plaintiff's request on the issue of whether the NCSID should have approved the Acquisition and remanded the action to the NCSID for such a hearing. Centura and the NCSID appealed this decision, which appeal was dismissed by the North Carolina Court of Appeals. A hearing has not yet been scheduled in this matter. The civil damage action was certified as a class action on March 4, 1996, and on March 26, 1996, was assigned to the Special Superior Court for Complex Business Litigation. Centura and the former First Savings directors moved for summary judgment, which motion was heard by the court on January 8, 1997. No loss is currently probable or reasonably estimable, and accordingly, no liability has been recorded.

     Various other legal proceedings against Centura and the Bank have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or the Bank.

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time Centura's entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of Centura's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Centura has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and intangibles. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The following table presents the carrying values and estimated fair values of Centura's financial instruments at December 31:

                                                                                  1996                        1995
                                                                         CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                                          VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                                                            (THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks, including interest-bearing..................   $  294,478    $  294,478    $  282,659    $  282,659
Federal funds sold...................................................       21,413        21,413        33,558        33,558
Investment securities................................................    1,577,880     1,578,126     1,328,625     1,331,415
Accrued interest receivable..........................................       42,729        42,729        40,697        40,697
Net loans............................................................    4,050,739     4,176,237     3,843,366     3,857,903
FINANCIAL LIABILITIES:
Deposits.............................................................    4,733,069     4,732,011     4,443,791     4,454,551
Accrued interest payable.............................................       15,877        15,877        19,882        19,882
Borrowed funds.......................................................      685,291       685,291       497,717       497,717
Long-term debt.......................................................   $  310,802    $  310,724    $  306,586    $  306,634

     See Note 15 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 1996 and 1995 and see
Note 6 for information regarding the fair value of Centura's capitalized mortgage servicing rights.

NOTE 17 -- PARENT COMPANY FINANCIAL DATA

     Centura's principal asset is its investment in the Bank; its primary source of income is dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:

                                                                                                             DECEMBER 31,
                                                                                                           1996        1995
                                                                                                             (THOUSANDS)
BALANCE SHEETS
Cash and deposits in banks............................................................................   $158,076    $103,731
Loans.................................................................................................      5,722          --
Investment in subsidiary..............................................................................    491,877     475,332
Other assets..........................................................................................     35,774       3,528
Total assets..........................................................................................   $691,449    $582,591
Liabilities...........................................................................................   $216,214    $139,280
Shareholders' equity..................................................................................    475,235     443,311
Total liabilities and shareholders' equity............................................................   $691,449    $582,591

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                               1996        1995        1994
                                                                                                       (THOUSANDS)
INCOME STATEMENTS
Income:
  Dividends from subsidiary...............................................................   $ 81,251    $ 18,731    $ 25,875
  Other...................................................................................     21,550      13,456       8,644
Total income..............................................................................    102,801      32,187      34,519
Expenses:
  Interest................................................................................      8,473       4,458       1,713
  Other...................................................................................     13,139       9,583       8,128
Total expenses............................................................................     21,612      14,041       9,841
Income before income tax and equity in undistributed net income of subsidiary.............     81,189      18,146      24,678
Income tax benefit........................................................................        (68)        (76)       (195)
Income before equity in undistributed net income of subsidiary............................     81,257      18,222      24,873
Equity in undistributed net income of subsidiary..........................................    (13,106)     46,431      30,900
Net income................................................................................   $ 68,151    $ 64,653    $ 55,773


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                               1996        1995        1994
                                                                                                       (THOUSANDS)
STATEMENTS OF CASH FLOWS
Operating activities:
Net income................................................................................   $ 68,151    $ 64,653    $ 55,773
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...........................................................        634         276         259
  (Increase) decrease in equity in undistributed net income of subsidiary.................     13,106     (46,431)    (30,900)
  Other, net..............................................................................     (1,829)      3,098      (1,921)
Net cash provided by operating activities.................................................     80,062      21,596      23,211
Investing activities:
  Net decrease in investment in subsidiary................................................         --          --         880
  Net decrease in receivables from the Bank...............................................         --      11,000          --
  Net increase in loans...................................................................     (5,722)         --          --
  Other...................................................................................    (29,250)         --          --
  Cash acquired, net of cash paid, in purchase acquisition................................         --       7,739          --
Net cash provided (used) by investing activities..........................................    (34,972)     18,739         880
Financing activities:
  Net increase in borrowings..............................................................     74,327      78,374      13,527
  Issuance of common stock, net...........................................................      4,442       3,209       1,620
  Redemption of common stock..............................................................    (45,513)    (58,822)     (7,177)
  Cash dividends paid.....................................................................    (24,001)    (18,730)    (15,875)
Net cash provided (used) by financing activities..........................................      9,255       4,031      (7,905)
Increase in cash..........................................................................     54,345      44,366      16,186
Cash at beginning of year.................................................................    103,731      59,365      43,179
Cash at end of year.......................................................................   $158,076    $103,731    $ 59,365
Noncash transactions:
  Net equity adjustment of merged entity..................................................   $    818    $     --    $  1,619
  Stock issued for acquisitions and other stock issuances, net............................     28,649      76,113         165
  Unrealized securities gains (losses), net...............................................      1,681      21,274     (23,029)
  Dividends declared, but not yet paid....................................................      6,415       5,411          --

NOTE 18 -- REGULATORY MATTERS

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank, restrict Bank dividend payments, and establish guidelines for minimum capital levels. The total of the required Federal Reserve Bank reserve balances at December 31, 1996 was $14,252,000. Subject to the regulatory restrictions, the Bank had $51.4 million available from its retained earnings at December 31, 1996 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account which totaled $78,207,000 at December 31, 1996. Management believes that as of December 31, 1996, the Bank and Centura meet all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would change the capital categories.

     Centura and the Bank are required to comply with capital adequacy standards established by the Board of Governors of the Federal Reserve System. In addition, the Bank is required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken could have a material effect on Centura's consolidated financial statements.

     Regulatory capital amounts and ratios are set forth in the table below. Tier I capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. The remainder of Total Capital is Tier II capital and includes subordinated debt or other allowed equity equivalents and a limited amount of loan loss reserves. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must meet minimum total risk-based, Tier I risk-based, and Tier I leverage ratio as set forth in the table below.

                                                                                                FOR CAPITAL
                                                                                             ADEQUACY PURPOSES
                                                 CAPITAL AMOUNT                 RATIO              RATIO
AS OF DECEMBER 31:                                   1996           1995    1996      1995
                                                   (THOUSANDS)
Total Capital (to Risk-Weighted Assets)
  Centura..............................     $   426,025      $   433,443    10.02%   11.20%        >=8.00%
  Bank.................................     $   474,220      $   467,242    11.18%   12.08%        >=8.00%
Tier I Capital (to Risk Weighted
  Assets)
  Centura..............................     $   402,687      $   394,995     9.48%    9.95%        >=4.00%
  Bank.................................     $   421,146      $   418,825     9.93%   10.83%        >=4.00%
Tier I Capital (to Average Assets)
  Centura..............................     $   402,687      $   394,995     6.56%    6.94%        >=4.00%
  Bank.................................     $   421,146      $   418,825     6.91%    7.55%        >=4.00%

                                          TO BE WELL CAPITALIZED
                                         UNDER PROMPT CORRECTIVE
                                            ACTION PROVISIONS
                                                  RATIO
AS OF DECEMBER 31:

Total Capital (to Risk-Weighted Assets)
  Centura..............................                NA
  Bank.................................           >=10.00%
Tier I Capital (to Risk Weighted
  Assets)
  Centura..............................                NA
  Bank.................................            >=6.00%
Tier I Capital (to Average Assets)
  Centura..............................                NA
  Bank.................................            >=5.00%

                            DESCRIPTION OF EXHIBITS

Restated Articles of Incorporation of Centura Banks, Inc.

Bylaws of Centura Banks, Inc., as amended

Excerpts from Centura's Articles of Incorporation and Bylaws relating to rights of holders of Centura capital stock

Specimen certificate of Centura common stock

Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 21, 1993

Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and restated effective February 15, 1995

Agreement, dated December 1996, by and between Centura Banks, Inc. and J.
  Richard Futrell, Jr.

Executive Employment Agreement, dated November 15, 1995, between Robert R.
  Mauldin and Centura Banks, Inc.

Centura Banks, Inc. Omnibus Equity Compensation Plan Nonqualified Stock Option
  Award Agreement, dated
  November 15, 1995, between Centura Banks, Inc. and Robert R. Mauldin

Stock Grant Agreement Pursuant to Article X of Centura Banks, Inc. Omnibus
  Equity Compensation Plan, dated November 20, 1996, between Centura Banks, Inc. and Robert R. Mauldin

Amendment Agreement, dated November 15, 1995, between Centura Banks, Inc. and
  Robert R. Mauldin

Supplemental Executive Retirement Agreement, dated May 13, 1996, between Centura
  Banks, Inc. and Frank L. Pattillo

Supplemental Executive Retirement Agreement, dated May 14, 1996, between Centura
  Banks, Inc. and Cecil W.
  Sewell, Jr.

Supplemental Executive Retirement Agreement, dated May 14, 1996, between Centura
  Banks, Inc. and William H. Wilkerson

Supplemental Executive Retirement Agreement, as amended, dated October 23, 1996, between Centura Banks, Inc. and Frank L. Pattillo

Supplemental Executive Retirement Agreement, as amended, dated October 23, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

Supplemental Executive Retirement Agreement, as amended, dated October 23, 1996, between Centura Banks, Inc. and William H. Wilkerson

Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan

First Charlotte Financial Corporation 1984 Incentive Stock Option Plan
  (including 1988 amendments), as assumed by Centura Banks, Inc.

Agreement of Assumption of Retirement Payment Agreement, dated as of June 2,
  1995, by and between Centura Banks, Inc., First Southern Savings Bank, Inc. SSB, and William H. Redding, Jr.

Agreement of Assumption of Agreement for Deferred Fees, dated as of June 2,
  1995, by and between Centura Banks, Inc., First Southern Bancorp, Inc., and William H. Redding, Jr.

Centura Banks, Inc. Directors' Retirement Pay Plan

The Planters Corporation Deferred Compensation Plan, as assumed by Centura
  Banks, Inc.

The Planters Corporation 1986 Incentive Stock Option Plan, as assumed by Centura
  Banks, Inc.

The Planters Corporation 1988 Incentive Stock Option Plan, as assumed by Centura
  Banks, Inc.

The Planters Corporation Non-qualified Stock Option Plan, as assumed by Centura
  Banks, Inc.

Centura Banks, Inc. Split-Dollar Life Insurance Plan

Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated effective October 3, 1994

Peoples Bancorporation 1987 Stock Option Plan, as assumed by Centura Banks, Inc.

Orange Federal Savings and Loan Association Nonstatutory Stock Option Plan for
  Directors, as assumed by Centura Banks, Inc.

1995 Outside Directors Stock Option Plan of First Commercial, as assumed by
  Centura Banks, Inc.

First Community Bank Stock Option Plan, as assumed by Centura Banks, Inc.

First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura Banks,
  Inc.

Amended and Restated FirstSouth Bank Stock Option Plan for Key Employees, as assumed by Centura Banks, Inc.

FirstSouth Bank 1988 Stock Option Plan for Directors, as assumed by Centura
  Banks, Inc.

First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura
  Banks, Inc.

First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

Subsidiary of Centura Banks, Inc.

Consent of KPMG Peat Marwick LLP

Financial Data Schedule included in the electronically filed document as required

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN J. GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centura Banks, Inc. has duly caused this report to be signed on the 19th day of February, 1997, on its behalf by the undersigned, thereunto duly authorized.

CENTURA BANKS, INC.

  /s/ Cecil W. Sewell, Jr.                                 /s/ Steven J. Goldstein
      Cecil W. Sewell, Jr.                                     Steven J. Goldstein
Chairman of the Board and Chief Executive Officer     Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of Centura Bank, Inc. and in the capacities indicated on the 19th day of February, 1997.

/s/ Cecil W. Sewell, Jr.     Chairman of the Board and Chief Executive Officer
    Cecil W. Sewell, Jr.

/s/ Richard H. Barnhardt     Director
    Richard H. Barnhardt

/s/ C. Wood Beasley          Director
    C. Wood Beasley

/s/ Thomas A. Betts, Jr.     Director
    Thomas A. Betts, Jr.

/s/ H. Tate Bowers           Director
    H. Tate Bowers

/s/ Ernest L. Evans          Director
    Ernest L. Evans

/s/ J. Richard Futrell, Jr.  Director
    J. Richard Futrell, Jr.

/s/ John H. High             Director
    John H. High


/s/ Michael K. Hooker        Director
    Michael K. Hooker

/s/ William D. Hoover        Director
    William D. Hoover

/s/ Robert L. Hubbard        Director
    Robert L. Hubbard

/s/ William H. Kincheloe     Director
    William H. Kincheloe

/s/ Charles T. Lane           Director
    Charles T. Lane

/s/ Robert R. Mauldin         Director
    Robert R. Mauldin

/s/ Jack A. Moody             Director
    Jack A. Moody

/s/ Joseph H. Nelson          Director
    Joseph H. Nelson

/s/ Dean E. Painter, Jr.      Director
    Dean E. Painter, Jr.

/s/ D. Earl Pardue            Director
    D. Earl Pardue

/s/ O. Tracy Parks, III       Director
    O. Tracy Parks, III

/s/ Frank L. Patillo          Director, Group Executive Officer
    Frank L. Patillo

/s/ William H. Redding, Jr.   Director
    William H. Redding, Jr.

/s/ Charles M. Reeves, III    Director
    Charles M. Reeves, III

/s/ George T. Stronach, III   Director
    George T. Stronach, III

/s/ A. P. Thorpe, III         Director
    A. P. Thorpe, III

/s/ Joseph L. Wallace, Jr.    Director
    Joseph L. Wallace, Jr.

/s/ William H. Wilkerson      Director, Group Executive Officer
    William H. Wilkerson

/s/ Charles P. Wilkins       Director
    Charles P. Wilkins

                               CENTURA BANKS, INC.

                                  EXHIBIT LIST


Exhibit                              Description of Exhibit                             Sequential Page No.
   No.
---------- ---------------------------------------------------------------------------- --------------------

   3.1     Restated Articles of Incorporation of Centura Banks, Inc.                           *(2)
   3.2     Bylaws of Centura Banks, Inc., as amended                                           *(13)
   4.1     Excerpts from Centura's Articles of Incorporation and Bylaws relating to            *(1)
           the rights of holders of Centura capital stock
   4.2     Specimen certificate of Centura common stock                                        *(2)
  10.1     Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and                *(13)
           restated effective April 21, 1993
  10.2     Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and           *(15)
           restated effective February 15, 1995
  10.3     Agreement, dated December 1996, by and between Centura Banks, Inc. and J.
           Richard Futrell, Jr.
  10.4     Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan                  *(13)
  10.5     First Charlotte Financial Corporation 1984 Incentive Stock Option Plan            *4.2 (9)
           (including 1988 amendments), as assumed by Centura Banks, Inc.
  10.6     Stock Grant Agreement Pursuant to Article X of Centura Banks, Inc. Omnibus
           Equity Compensation Plan, dated November 20, 1996, between Centura Banks,
           Inc. and Robert R. Mauldin
  10.7     Centura Banks, Inc. Directors' Retirement Pay Plan (previously referred to          *(4)
           as Directors Retirement Pay Plan of the Board of Directors of Planters),
           as assumed by Centura Banks, Inc.
  10.8     The Planters Corporation Deferred Compensation Plan, as assumed by Centura          *(5)
           Banks, Inc.
  10.9     Supplemental Executive Retirement Agreement dated May 14, 1996, between
           Centura Banks, Inc. and Cecil W. Sewell, Jr.
  10.10    Supplemental Executive Retirement Agreement as amended dated October 23,
           1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.
  10.11    The Planters Corporation 1986 Incentive Stock Option Plan, as assumed by            *(7)
           Centura Banks, Inc.
  10.12    The Planters Corporation 1988 Incentive Stock Option Plan, as assumed by            *(6)
           Centura Banks, Inc.
  10.13    The Planters Corporation Non-qualified Stock Option Plan, as assumed by             *(4)
           Centura Banks, Inc.
  10.14    Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred           *(5)
           to as Split-Dollar Life Insurance Plan of The Planters Corporation), as
           assumed by Centura Banks, Inc.
  10.15    Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended         *4.2 (12)
           and restated effective October 3, 1994
  10.16    Supplemental Executive Retirement Agreement dated May 14, 1996, between
           Centura Banks, Inc. and William H. Wilkerson
  10.17    Peoples Bancorporation 1987 Stock Option Plan, as assumed by Centura                *(8)
           Banks, Inc.
  10.18    Orange Federal Savings and Loan Association Nonstatutory Stock Option Plan        *4.3 (3)
           for Directors, as assumed by Centura Banks, Inc.
  10.19    Supplemental Executive Retirement Agreement, as amended dated October 23,
           1996, between Centura Banks, Inc. and William H. Wilkerson
  10.20    Executive Employment Agreement, dated November 15, 1995, between Robert R.       *10.20 (10)
           Mauldin and Centura Banks, Inc.
  10.21    Centura Banks, Inc. Omnibus Equity Compensation Plan Nonqualified Stock          *10.21 (10)
           Option Award Agreement, dated November 15, 1995, between Centura Banks,
           Inc. and Robert R. Mauldin





  10.22    Supplemental Executive Retirement Agreement dated May 13, 1996 between
           Centura Banks, Inc. and Frank L. Pattillo
  10.23    Amendment Agreement, dated November 15, 1995, between Centura Banks, Inc.        *10.23 (10)
           and Robert R. Mauldin
  10.24    Supplemental Executive Retirement Agreement as amended, dated October 23,
           1996 between Centura Banks, Inc. and Frank L. Pattillo
  10.25    Agreement of Assumption of Retirement Payment Agreement, dated as of June        *10.25 (10)
           2, 1995, by and between Centura Banks, Inc., First Southern Savings Bank,
           Inc. SSB, and William H. Redding, Jr.
  10.26    Agreement of Assumption of Agreement for Deferred Fees, dated as of June         *10.26 (10)
           2, 1995, by and between Centura Banks, Inc., First Southern Bancorp, Inc., and William H. Redding, Jr.
  10.27    1995 Outside Directors Stock Option Plan of First Commercial Holding                *(17)
           Corporation, as assumed by Centura Banks, Inc.
  10.28    First Community Bank Stock Option Plan, as assumed by Centura Banks, Inc.         *4.2 (16)
  10.29    First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura            *4.3 (16)
           Banks, Inc.
  10.30    Amended and Restated FirstSouth Bank Stock Option Plan for Key Employees,         *4.2 (18)
           as assumed by Centura Banks, Inc.
  10.31    FirstSouth Bank 1988 Stock Option Plan for Directors, as assumed by               *4.3 (18)
           Centura Banks, Inc.
  10.32    First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by            *4.2 (11)
           Centura Banks, Inc.
  10.33    First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors,        *4.2 (11)
           as assumed by Centura Banks, Inc.
   21      Subsidiary of Centura Banks, Inc.
   23      Consent of KPMG Peat Marwick LLP
   27      Financial Data Schedule


* Incorporation by reference from the following document as noted:

(1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by Amendment No. 1 dated May 14, 1990.

(2) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990.

(3) Included as the identified exhibit in Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-52160) filed on December 31, 1992.

(4) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 20, 1984.

(5) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 21, 1989.

(6) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 15, 1988.

(7) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 17, 1987.

(8) Included as the identified exhibit in Peoples Bancorporation Form 10-K (File No. 0-10866) dated March 15, 1989.

(9) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (No. 33-71198) filed on February 1, 1994.

(10) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

(11) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-90568) filed on June 12, 1995.

(12) Included as the identified exhibit in Centura Banks, Inc. Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed as Post-Effective Amendment No. 3 to Form S-4 Registration Statement (Registration No. 33-33773) filed on September 2, 1994.

(13) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

(14) Included as the identified exhibit in Centura Banks, Inc. Current Report on Form 8-K dated November 28, 1995.

(15) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

(16) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-04949) filed on August 26, 1996.

(17) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-80989) filed on March 21, 1996.

(18) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-08503) filed on October 20, 1996.