Form 10-Q
period 1997-03-31
CENTURA BANKS INC
filed 1997-05-15
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the transition period from __________ to ________

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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                                 25,754,732
--------------------------------------------------------------------------------
(Class of Stock)                       (Shares outstanding as of April 30, 1997)

Exhibit Index on sequential page number 26.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       March 31, 1997 and 1996, and December 31, 1996                    4

       Consolidated Statements of Income -
       Three months ended March 31, 1997 and 1996                        5

       Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 1997                                 6

       Consolidated Statements of Cash Flows -
       Three months ended March 31, 1997 and 1996                        7

       Notes to Consolidated Financial Statements                        8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10-22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               23
Item 2.  Changes in Securities                                           23
Item 3.  Defaults upon Senior Securities                                 23
Item 4.  Submission of Matters to a Vote of Securities Holders           23
Item 5.  Other Information                                               23
Item 6.  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                               25

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARY



                                                                           March 31,              December 31,
(In thousands, except share data)                                     1997            1996            1996
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $    215,564      $   223,128   $    283,224
Due from banks, interest-bearing                                      11,058           10,259         11,254
Investment securities:
  Available for sale (cost of $1,420,540, $1,163,845,
     and $1,317,449, respectively)                                 1,418,066        1,159,149      1,320,074
  Held to maturity (market value of  $244,906,
     $297,604 and $258,052, respectively)                            245,361          296,758        257,806
Federal funds sold                                                    10,750           19,087         21,413
Loans                                                              4,140,583        3,882,272      4,109,454
  Less allowance for loan losses                                      58,762           56,483         58,715
--------------------------------------------------------------------------------------------------------------
    Net loans                                                      4,081,821        3,825,789      4,050,739
Bank premises and equipment                                          113,552          104,516        112,198
Other assets                                                         280,541          201,659        237,264
--------------------------------------------------------------------------------------------------------------
Total assets                                                    $  6,376,713      $ 5,840,345   $  6,293,972
==============================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                                   $    711,467      $   622,134  $     721,029
  Interest-bearing                                                 3,696,385        3,272,992      3,665,587
  Time deposits over $100                                            340,393          435,543        346,453
--------------------------------------------------------------------------------------------------------------
    Total deposits                                                 4,748,245        4,330,669      4,733,069
Borrowed funds                                                       745,763          638,222        685,291
Long-term debt                                                       308,519          335,520        310,802
Other liabilities                                                     82,819           90,602         89,575
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                  5,885,346        5,395,013      5,818,737

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                             -                -             -
Common stock, no par value
    50,000,000 shares authorized; shares issued
    and outstanding of  25,752,174,  25,543,090
    and 25,668,524, respectively                                    189,276           188,261        187,563
Common stock acquired by ESOP                                          (359)             (503)          (395)
Unrealized securities gains (losses), net                            (1,649)           (2,857)         1,568
Retained earnings                                                   304,099           260,431        286,499
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                          491,367           445,332        475,235
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 6,376,713       $ 5,840,345  $   6,293,972
==============================================================================================================


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARY


                                                               Three Months Ended
                                                                    March 31,
                                                       -------------------------------
(Dollars in thousands, except share and per share data)         1997            1996
--------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                $         95,226 $        90,792
Investment securities:
  Taxable                                                      23,515          21,295
  Tax-exempt                                                      657             811
Short-term investments                                            445             406
--------------------------------------------------------------------------------------
Total interest income                                         119,843         113,304

INTEREST EXPENSE
Deposits                                                       43,185          42,111
Borrowed funds                                                  7,983           7,032
Long-term debt                                                  4,790           5,133
--------------------------------------------------------------------------------------
Total interest expense                                         55,958          54,276
--------------------------------------------------------------------------------------

NET INTEREST INCOME                                            63,885          59,028
Provision for loan losses                                       2,894           2,065
--------------------------------------------------------------------------------------
Net interest income after provision for loan losses            60,991          56,963

NONINTEREST INCOME
Service charges on deposit accounts                             9,212           8,042
Credit card and related fees                                    1,294           1,066
Other service charges, commissions and fees                     4,943           3,546
Fees for trust services                                         1,950           1,646
Mortgage income                                                 2,673           3,363
Other noninterest income                                        6,007           6,313
Securities gains (losses), net                                    (94)            603
--------------------------------------------------------------------------------------
Total noninterest income                                       25,985          24,579

NONINTEREST EXPENSE
Personnel                                                      27,757          26,464
Occupancy                                                       3,338           3,093
Equipment                                                       5,165           4,408
Foreclosed real estate losses and related
   operating expense                                              324             138
Other operating                                                22,449          19,359
--------------------------------------------------------------------------------------
Total noninterest expense                                      59,033          53,462
--------------------------------------------------------------------------------------
Income before income taxes                                     27,943          28,080
Income taxes                                                   10,069          10,439
--------------------------------------------------------------------------------------
NET INCOME                                           $         17,874 $        17,641
======================================================================================


NET INCOME PER COMMON SHARE
Primary                                              $           0.68 $          0.67
Fully diluted                                                    0.68            0.67
======================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Primary                                                    26,287,712      26,177,097
Fully diluted                                              26,287,712      26,191,058
======================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Centura Banks, Inc. and Subsidiary
Three months ended March 31, 1997



                                                                                     Unrealized
                                                                        Common       Securities
                                              Common Stock              Stock          Gains                              Total
                                   -------------------------------      Acquired      (Losses),        Retained      Shareholders'
                                       Shares           Amount          by ESOP          Net           Earnings          Equity
                                   ---------------   -------------    -----------   ------------    -------------    -------------
(Dollars in thousands)
Balance, December 31, 1996             25,668,524  $      187,563   $       (395) $       1,568   $      286,499   $      475,235
Net income                                 -               -               -              -               17,874           17,874
Common stock issued under stock option
  plans and for stock awards               83,650           1,713          -              -                -                1,713
Unrealized securities losses, net          -               -               -             (3,217)           -               (3,217)
Other                                      -               -                  36          -                 (253)            (217)
Cash dividends declared                    -               -               -              -                  (21)             (21)
                                   ---------------   -------------    -----------   ------------    -------------    -------------
Balance, March 31, 1997                25,752,174  $      189,276   $       (359) $      (1,649)  $      304,099   $      491,367
                                   ===============   =============    ===========   ============    =============    =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiary

                                                                                           For the Three Months Ended
                                                                                                    March 31
                                                                                          -----------       -----------
(Dollars in thousands)                                                                         1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $     17,874     $      17,641
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                 2,894             2,065
     Depreciation and amortization                                                             8,008             7,599
     Decrease (increase) in deferred income taxes                                              2,389            (1,604)
     Loan fees deferred, net                                                                    (235)           (1,658)
     Bond premium amortization and discount accretion, net                                       663               712
     (Gain) loss on sales of investment securities                                                94              (603)
     Loss on sales of foreclosed real estate                                                     134               -
     Gain on sales of equipment under lease                                                   (1,457)           (1,764)
     Proceeds from sales of mortgage loans held for sale                                      93,508            98,841
     Originations, net of principal repayments, of mortgage loans held for sale              (80,010)         (114,609)
     Decrease in accrued interest receivable                                                   1,167             1,235
     Decrease in accrued interest payable                                                       (641)           (2,468)
     Net decrease (increase) in other assets and other liabilities                               427            (8,417)
                                                                                          -----------      ------------
        Net cash provided by operating activities                                             44,815            (3,030)
                                                                                          -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                        (48,722)          (90,219)
Purchases of:
     Securities available for sale                                                          (273,919)         (167,698)
     Securities held to maturity                                                             (32,006)          (25,472)
     Premises and equipment                                                                   (3,909)           (4,157)
     Other                                                                                   (50,000)              -
Proceeds from:
     Sales of securities available for sale                                                  125,863            97,867
     Maturities and issuer calls of securities available for sale                             45,758            37,132
     Maturities and issuer calls of securities held to maturity                               42,901            48,122
     Sales of foreclosed real estate                                                           1,011               414
     Dispositions of premises and equipment                                                      192               908
     Disposition of equipment used in leasing activities                                       1,708             3,319
Net decrease in federal funds sold                                                            10,663            14,471
                                                                                          -----------      ------------
     Net cash used by investing activities                                                  (180,460)          (85,313)
                                                                                          -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                      15,176          (113,122)
Net increase in short-term borrowings                                                         60,472           140,505
Proceeds from issuance of long-term debt                                                       9,682            48,251
Repayment of long-term debt                                                                  (11,965)          (19,317)
Cash dividends paid                                                                           (6,436)           (6,021)
Proceeds from issuance of common stock, net                                                      860             1,304
Redemption of common stock                                                                       -             (12,529)
                                                                                          -----------      ------------
     Net cash provided by financing activities                                                67,789            39,071
                                                                                          -----------      ------------

Decrease in cash and cash equivalents                                                        (67,856)          (49,272)

Cash and cash equivalents at January 1                                                       294,478           282,659
                                                                                          -----------      ------------
Cash and cash equivalents at March 31                                                   $    226,622     $     233,387
                                                                                          ===========      ============

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION  Cash paid during the three months for:
     Interest                                                                           $     56,599     $      56,675
     Income taxes                                                                                556            23,010
Noncash transactions:
     Net equity adjustment of merged entity                                                      -                 818
     Loans securitized into mortgage-backed securities                                           -             122,982
     Unrealized securities gains (losses), net                                                (5,099)           (5,640)
     Other                                                                                       217               177
     Loans transferred to foreclosed property                                                  1,483               175
                                                                                          ===========      ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiary

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiary, Centura Bank (the "Bank"). The Bank has the following wholly-owned subsidiaries: Centura Securities, Inc., Centura Insurance Services, Inc., CB Services Corp., CBRM, Inc., Pepco, Inc., Centura SBIC, Inc., and CLG, Inc.. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


Note 2:  Mergers and Acquisitions

Acquisition activity for 1996 is summarized below. Data is as of the date of acquisition. Centura had no mergers or acquisitions pending as of March 31, 1997.

                   Institution                       Acquisition   Offices  Assets   Loans      Deposits   Shares
                                                        Date                                               Issued
(dollars in millions)
CLG, Inc. ("CLG") (1)                                  11/1/96              $  126   $  85      $  ---    1,661,970
FirstSouth Bank  ("FirstSouth") (1)                   10/25/96        4        170     132         150    1,075,559
First Community Bank  ("First Community") (2)          8/16/96        4        121      83          99      776,441
Deposit assumption from Essex Savings Bank, FSB        7/26/96      ----        71     ----         71       ---
("Essex")
First Commercial Holding Corporation ("FCHC") (1)      2/27/96        8        172     120         140    1,607,564


(1) Acquisition accounted for as a pooling- of-interests
(2) Acquisition accounted for as a purchase

Based in Raleigh, North Carolina, CLG specializes in leasing computer equipment to companies throughout the United States through offices in Charlotte and Wilmington, North Carolina, Columbus, Georgia, and Dallas, Texas. CLG operates as a wholly-owned subsidiary of Centura Bank.

FirstSouth was headquartered in Burlington, North Carolina. This merger was consummated through the issuance of 0.55 shares of Centura common stock for each of the outstanding shares of FirstSouth. First Commercial with headquarters in Asheville, North Carolina was consummated under an exchange ratio of 0.63.

First Community was headquartered in Gastonia, North Carolina. First Community shareholders received 0.96 shares of Centura common stock for each share of First Community outstanding stock. The purchase price for First Community exceeded the fair value of net assets acquired by approximately $16 million which amount was recorded as goodwill. Under a stock repurchase plan approved by Centura's board of director's, Centura repurchased 100% of the shares issued relative to the First Community transaction.

Centura consummated its assumption of deposit liabilities and the acquisition of certain deposit-related loans of the Wilmington, Raleigh, and Greensboro locations of Essex. Centura Bank did not purchase the physical branch offices of Essex, but consolidated the deposits into existing banking facilities. Centura recorded as an other asset a $712,000 core deposit intangible which represents the present value of the difference in costs between the acquired core deposits and market alternative funding sources

On October 1, 1996,  Centura  completed  the cash  transaction  to  purchase  49 percent of First Greensboro Home Equity, Inc. ("First Greensboro"). First Greensboro, headquartered in Greensboro, North Carolina, is a mortgage and finance company, operating over 30 offices in 10 states, specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. First Greensboro's other investors retained the controlling interest of the company. Centura recorded this investment as an other asset and recognizes 49 percent of the net income of First Greensboro into the earnings stream as required under the equity method of accounting for investments. The excess of the purchase price over the fair market value of the net assets acquired is amortized over 20 years as a charge against earnings of future periods.

For the mergers accounted for under the pooling-of-interests method, all financial data previously reported prior to date of acquisition has been restated as though the entities had been combined for all periods presented. CLG was on a January 31 fiscal year and accordingly the results of operations of CLG for the one-month period ended January 31, 1996 are included in the consolidated statement of income for the three months ended March 31, 1996. Total income, noninterest expenses, and net income of CLG for the month of January 1996 were $3,703,000, $2,336,000, and $818,000, respectively.

Note 3:  Reclassifications

Certain items in the March 31, 1996 consolidated  financial statements have been
reclassified   to  conform   with  the  March  31,   1997   presentation.   Such
reclassifications had no impact on net income or shareholders' equity.

Note 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")


In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The statement provides the guidance for distinguishing sales of financial assets from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125". For repurchase agreements, dollar-rolls, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS No. 125 to transfers occurring after December 31, 1997. Transfers that fall under the SFAS No. 125 guidelines will be reviewed and they could have a material impact on Centura's consolidated financial statements in future periods.

In accordance with SFAS No. 125, Centura has combined previously recognized mortgage servicing rights and mortgage excess servicing receivables as mortgage servicing assets. Centura does not have mortgage excess servicing fees which require interest-only strip classification.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. For the Three Months Ended March 31, 1997

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina.

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. See Note 2 of the notes to consolidated financial statements for detail on the acquisitions. All the financial institutions acquired were in North Carolina, allowing Centura to leverage upon its existing market presence, as well as expand into adjacent and complimentary markets. Centura will continue seeking to acquire healthy thrift and banking institutions. As evidenced by the fourth quarter 1996 acquisition of CLG and purchase of the 49 percent interest in First Greensboro, Centura will also continue to evaluate the feasibility of investing in and acquiring non-traditional banking services allowed under current regulatory guidelines.


SUMMARY

Centura recorded net earnings of $17.9 million for the three months ended March 31, 1997, an increase of $233,000 or 1.3 percent from the same period in 1996. Earnings per fully diluted share were $0.68 compared to $0.67 for the prior period. Specific highlights for the three months of 1997 are as follows:

      Return on assets and return on equity for the three month period ending March 31, 1997 were 1.17 percent and 14.84 percent, respectively, compared to the 1996 three month period which generated a return on assets of 1.23 percent and an equity return of 15.88 percent.
      Taxable equivalent net interest income increased approximately $5.0 million or 8.3 percent over the comparable prior period primarily due to higher levels of earning assets.
      Noninterest income, before securities transactions, increased $2.1 million to $26.1 million or 8.8 percent over the $24.0 million recorded for the same period of 1996. Service charges on deposit accounts increased $1.2 million. Insurance and brokerage commissions accounted for $710,000 of the increase, recording $3.2 million for the three months of 1997. An increase in the volume of ATM fees contributed to the $687,000 rise in other service charges.
      Average earning assets and average deposits for the first quarter of 1997 increased 7.3 percent and 7.0 percent, respectively, over the comparable prior year quarter, keeping the average level of external funding sources to total funding approximately 17 percent for the two periods. The margin improved 7 basis points as the rates paid for funding declined 15 basis points.
      Nonperforming assets of $26.8 million for March 31, 1997 increased $5.7 million from the same period in 1996, but represented only 0.42 and 0.36 percent of total assets, respectively.
      The allowance for loan losses was $58.8 million, representing 1.42 percent of total loans at March 31, 1997, compared to $56.5 million at March 31, 1996. Charge-off activity generated $2.8 million of net charge-offs, up from the $652,000 recorded for the first three months of 1996. The provision for loan losses was $2.9 million for the three months ending March 31, 1997 versus $2.1 million for the same period of 1996.
      Noninterest expense for the three months ended March 31, 1997, increased over the comparable period in 1996 by 10.4 percent to $59.0 million. The majority of the increase was seen in personnel and professional fees. Professional fees included an increase in the usage of consulting services as Centura strives to identify efficiencies and revenue enhancements.

INTEREST-EARNING ASSETS

Average interest-earning assets for the first quarter of 1997 totaled $5.7 billion representing an increase of $387.4 million or 7.3% from the same period in 1996. Growth in the loan portfolio has contributed to $287.1 million of this increase. At March 31, 1997, earning assets were $5.8 billion, up $458.3 million or 8.5 percent over the level at March 31, 1996. For additional information on interest-earning assets, refer to Table 3 "Net Interest Income Analysis" and Table 8 "Net Interest Income and Volume/Rate Analysis".

Loans
During the first quarter of 1997,  loans  averaged $4.1 billion,  an increase of
7.5 percent over the first quarter of 1996. This loan growth has been funded principally by deposit growth, as well as increased short term borrowings. Commercial loans averaged $2.3 billion during the quarter and accounted for $228.7 million of the growth in average loans between the two periods. Average loans represented approximately 72 percent of average earning assets for each of the three month periods.

Loans at March 31, 1997, were $4.1 billion,  an increase of $258.3  million,  or
6.7 percent, compared to $3.9 billion at March 31, 1996, and up $31.1 million over loans at December 31, 1996. The loan growth between the quarters has generally been present in all loan categories excluding residential mortgages. In efforts to strengthen liquidity and reduce exposure to interest rate fluctuations, Centura securitized $243 million of residential mortgages during 1996 which contributed to the $77.9 million decline in residential mortgages from March 31, 1996 to March 31, 1997. Table 1 summarizes total loans outstanding and the mix of loans being held. The commercial portfolio represents a significant portion of Centura's total loan portfolio, 50.6 percent and 49.1 percent at March 31, 1997 and 1996, respectively. Of these commercial loans, over 90 percent are secured.

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

Loans generated $95.3 million of taxable equivalent interest income for year-to-date March 31, 1997 compared to $90.9 million for the same period last year. Increased average loan volume of $287.1 million accounted for $6.7 million of the increase in the taxable equivalent interest income. A decrease in interest rates, as evidenced by a 14 basis point decline in the average loan yield from the previous three months of 1996 to 9.32 percent, negatively impacted the taxable equivalent interest income by $2.3 million. Approximately 80 percent of the commercial loan portfolio is variable rate, affected by changes in the prime rate or other various indices.

Investment Securities
The investment portfolio at March 31, 1997 was $1.7 billion, up 14.3 percent from the $1.5 billion at March 31, 1996, and represented 28.6 percent and 27.1 percent of earning assets at March 31, 1997 and 1996, respectively. With deposit growth between the two periods exceeding that of loans, more funds were deployed late in the quarter into the investment portfolio, resulting in a slight shift in the period-end earning-asset mix.

Investments  averaged $1.6 billion for the three months ended March 31, 1997, up
7.1 percent from the $1.5 billion for the same period of 1996. For each quarter, average investments as a percentage of average earning assets were approximately 27 percent.

To preserve liquidity, Centura's investment portfolio consists primarily of securities for which an active market exists. Accordingly, at March 31, 1997, approximately 99 percent of the total investment portfolio consisted of obligations of the US Government and its agencies or investment grade state, county and municipal securities. Approximately 64 percent of the debt securities were fixed rate instruments at March 31, 1997.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. The HTM investments represented 15 percent and 20 percent of total investments for March 31, 1997 and 1996, respectively. Centura intends and has the ability to hold such HTM securities until maturity. At March 31, 1997, the amortized cost of the HTM portfolio was $244.9 million, which was $455,000 less than its fair value.

Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, are reported at fair value and will be used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At March 31, 1997, the recorded fair value of the AFS portfolio of $1.4 billion was $2.5 million less than cost, which difference has been recorded, net of tax, as a reduction of shareholders' equity. At March 31, 1996, the amortized cost of the AFS portfolio was $4.7 million more than its fair value. Centura's liquidity position remains strong, alternative funding sources are available, and cash flows are provided by investment maturities in the AFS and HTM portfolios. This offers Centura flexibility in its asset/liability management strategies and if necessary, flexibility to invest and reinvest funds to increase the overall yield earned on investments.

Net realized losses of $94,000 were generated during the first three months of 1997 from sales and issuer call activity, compared to net realized gains of $603,000 during the comparable 1996 period.

Investment securities contributed $25.8 million in taxable equivalent interest income for the period ending March 31, 1997, an increase of $2.2 million over the $23.5 million earned in the comparable period of 1996. A 15 basis point improvement in the investment yield accounted for $598,000 of the increase between the two periods while the average volume increase of $103.6 million provided an additional $1.6 million of taxable equivalent interest income.

FUNDING SOURCES

Total funding sources averaged $5.6 billion for the first three months of 1997, a $400.2 million or 7.7 percent increase from the average volume of $5.2 billion in the comparable 1996 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3 "Net Interest Income Analysis" and Table 8 "Net Interest Income and Volume/Rate Analysis".

Deposits
For the three-month period ending March 31, 1997, average total deposits increased $303.5 million to $4.7 billion, or 7.0 percent over the comparable 1996 period. Product restructuring for money market demand accounts spurred growth in this type of deposit by over 90 percent. Money markets demand accounts averaged $692.9 for the quarter ending March 31, 1997 compared to $359.3 million for the same period last year. The average volume of certificates of deposit declined $94.7 million, partially due to the shifting of funds into money market deposits. For additional detail on the average deposit mix, see Table 2.

The deposit base at March 31, 1997 of $4.7 billion was up $417.6 million from the $4.3 billion level held at March 31, 1996 and consistent with the $4.7 billion held at December 31, 1996. Although the deposit level has shown stagnant growth from year-end, historical trends indicate that deposits decline in the first quarter of the year often in response to increased cash needs of consumers.

Interest expense on deposits increased $1.1 million to $43.2 million for the three months ending March 31, 1997 versus $42.1 million for the comparable period of 1996. The change in average volume of deposits was responsible for an increase of $1.8 million in interest expense (predominantly due to money market deposits), while the change in the rates paid for interest-bearing deposits slowed the increase by $730,000.

Other Funding Sources
With relatively equal rates of earning asset and deposit growth between March 31, 1997 and 1996, external funding sources as a percent of total funding liabilities held constant at approximately 17 percent for each of the three month periods. The use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $647.0 million, compared to the $540.0 million average volume for the period ending March 31, 1996. Interest expense on short-term borrowings increased by a net $951,000, primarily due to higher volume. The average rate paid for these funds declined 24 basis points to 5.00 percent. The average volume of long-term debt, consisting predominantly of FHLB advances, declined $10.3 million to $309.1 million during the first three months of 1997 compared to $319.5 million for the comparable prior year three months. Interest expense on long-term debt decreased by $343,000.


NET INTEREST INCOME AND NET INTEREST MARGIN

As detailed in Table 3, taxable equivalent net interest income for the three months of 1997 increased by $5.0 million, or 8.3 percent, to $65.6 million, from $60.6 million in the comparable period of 1996. Table 8 provides a volume/rate analysis. The $387.4 million increase in average earning assets over the first quarter of 1996 was responsible for $5.3 million of the increase in taxable equivalent net interest income. The net impact of the rate environment on net interest income was a decrease of $312,000. The margin improved 7 basis points for the period ended March 31, 1997 from the same three-month period of 1996. Much of the increase in the margin was due to a 15 basis point decrease in the rates paid for interest-bearing liabilities.

Dollars of net interest income will continue to be a primary component of Centura's total revenue sources. Taxable equivalent net interest income was 71.6 percent and 71.1 percent of total revenues for March 31, 1997 and 1996, respectively. The net interest margin may feel downward pressure given the strong competition for deposits and the corresponding need to utilize other higher-cost funding sources. In late March of 1997, the Fed Funds target rate and the prime lending rate increased and accordingly, the net interest margin may actually benefit from the repricing opportunities within the loan portfolio given a rising rate environment.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $2.9 million for the three months ending March 31, 1997, up $829,000 compared to $2.1 million for the same period last year. Net charge-offs for the three months of 1997, were $2.9 million, or an annualized 0.28 percent of average loans, compared to $652,000, or an annualized
0.07 percent of average loans for the prior year's period. Net charge-offs for the year ended December 31, 1996 were .18 percent of average loans. Net charge-offs for commercial loans, leasing, and loans secured by real estate accounted for $1.7 million of the $2.2 million dollar net charge-off increase between the periods. Prior charge-off activity was low compared with other institutions and by the end of 1996 and continuing into 1997 charge-offs were increasing to levels more consistent with industry averages.

The allowance for loan losses was $58.8 million at March 31, 1997,  representing
1.42 percent of loans outstanding, compared to $56.5 million, or 1.45 percent of loans outstanding a year ago, and compared to $58.7 million or 1.43 percent of loans outstanding at December 31, 1996. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses".

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased to $26.8 million at March 31, 1997 or 0.42 percent of total assets at the end of the period. Nonperforming assets were $21.1 million at March 31, 1996, or 0.36 percent of total assets. At December 31, 1996, nonperforming assets were $22.9 million or 0.36 percent of total assets. Nonaccruals for loans secured by real estate, commercial loans, and leases have increased from March 31, 1996 to $1.0 million, $2.5 million, and $1.7 million, respectively. Accruing loans past due ninety or more days were $11.1 million, $6.4 million and $8.9 million at March 31, 1997, March 31, 1996 and December 31, 1996, respectively, which represented
0.27 percent, 0.17 percent and 0.22 percent of outstanding loans, respectively. At March 31, 1997, the allowance for loan losses was 2.58 times nonperforming loans, down from 3.06 times at March 31, 1996 and December 31, 1996.

During the first quarter of 1997, Centura management reviewed existing credit polices and reinforced its commitment to credit quality. However, the historical growth of the loan portfolio opens opportunity for new problems to develop. Management believes that an estimated $10 to $15 million of additional nonperforming and past due loans may exist, depending upon particular situations of various of its borrowers whose loans are currently "performing" in accordance with their contractual terms. The impact of ever-changing economic conditions and changes in interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels.


NONINTEREST INCOME AND EXPENSE

Noninterest income ("NII") increased $1.4 million, or 5.7 percent, to $26.0 million for the first three months of 1997. Service charges on deposits increased $1.2 million, principally due to NSF charges. The continued emphasis on expanding financial services, primarily brokerage activities, resulted in a $710,000 increase in insurance and brokerage fees compared to the same period last year. Other deposit fees increased $687,000 between the two periods primarily due to an increase in ATM fees assessed to non-Centura customers using Centura ATMs. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) for the three-month period of 1997 declined to $2.7 million from $3.4 million for the comparable period in 1996. The sales activity the first quarter of 1997 generated $761,000 in net marketing gains, down $721,000 from the gains recorded during the first quarter of 1996.

The efficiency ratio for the three months ended March 31, 1997 was 64.47 percent, up from 62.80 percent for the same period in 1996. Compared to the fourth quarter of 1996, the efficiency ratio improved 62 basis points. The up-front costs associated with Centura's delivery channel, technology, and product initiatives such as establishing in-store locations have contributed to the rise in the efficiency ratio during 1996 but efficiencies and revenue benefits are expected to be realized from these investments in 1997.

Noninterest expense ("NIE") increased 10.4 percent, or $5.6 million over the prior year three months to $59.0 million. Personnel expenses, the largest component of noninterest expense, contributed $1.3 million to this increase principally due to the timing (1) of the First Community acquisition and (2) of the openings of the Hannaford in-store locations. First quarter of 1997 carried the expenses for the eleven in-store locations opened in the last six months of 1996 and four opened during the first quarter of 1997. In an effort to maintain flexibility with changing technology, Centura rents most of its equipment. As a result, rental expense accounted for most of the $757,000 increase in equipment expense. Professional fees increased $1.8 million for the first quarter of 1997, due in part, to the outsourcing of Centura's proof operations in mid 1996 and services for computer support and maintenance. Expenses for consulting services have also contributed to the increase in professional fees as Centura strives to identify operating efficiencies in efforts to curb expense growth.


INCOME TAX EXPENSE

The amount of income tax expense for the three months of 1997 was $10.1 million compared to $10.4 million in the prior period. The current effective tax rate is
36.03 percent, down from the 37.18 percent at March 31, 1996.

EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $491.4 million at March 31, 1997, compared to $445.3 million at March 31, 1996. The change in equity between the two periods was influenced by earnings, payment of dividends and the timing of the stock repurchases relative to the 1996 acquisitions. For 1996, Centura repurchased 1.2 million shares at an average price of $36.77 per share for a total of $45.5 million. Shareholders' equity at March 31, 1996 reflects the redemption of common stock at an aggregate purchase price of $12.5 million. There have been no shares repurchased during the first quarter of 1997. The ratio of shareholders' equity to period-end assets was 7.71 percent, up from 7.63 percent at period end March 31, 1996. The unrealized losses, net of tax, on securities available for sale were $1.6 million at March 31, 1997 compared to a $2.9 million unrealized gain, net of tax, for the comparable period last year.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At March 31, 1997, Centura had 25,752,174 shares outstanding. Cash dividends paid for the three months of 1997 were $6.4 million, or $.25 per share, compared to $6.0 million, or $.25 per share, for the comparable period last year. The cash dividends paid for 1997, were declared and accrued during the fourth quarter of 1996.

Centura maintains higher capital ratios than the minimum required by regulatory guidelines, which has positioned Centura to endure changes in the economy while providing opportunities for growth, both internally and through additional acquisitions. At March 31, 1997, Tier 1 capital was $423.8 million and total capital was $447.7 million. At March 31, 1997, Centura had the requisite capital levels to qualify as well-capitalized. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios."


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

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks totaling approximately $1.3 billion, and the ability to borrow approximately $500 million from the Federal Home Loan Bank ($227 million outstanding to FHLB at March 31, 1997). The Bank also has the ability to issue debt up to a maximum of $300 million under an offering by the Bank to institutional investors of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. Centura also has an unsecured line of credit of $60 million. There was $40 million outstanding under this line of credit at March 31, 1997; there was $39 million outstanding at March 31, 1996.

The investment and loan portfolios are the primary types of earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers and on-going review of performing loans.

Centura's Asset/Liability Management Committee's objective is to control Centura's interest rate risk. The Committee monitors and adjusts Centura's exposure to interest rates based on corporate policy and expected market conditions and utilizes a computer simulation model to determine the effect on Centura's net interest income and the effect on the market value of Centura's equity under various interest rate assumptions. Traditional interest sensitivity gap analyses indicate that Centura's net interest income would benefit from a rising rate environment. However, gap and other traditional interest sensitivity analyses do not adequately measure a corporation's exposure to changes in interest rates as those analyses do not incorporate the interrelationships between interest rates charged or paid, balance sheet trends, changes in prepayments and management actions. The results of gap analysis are appropriate only for a point in time and should not be projected into the future because each of the factors listed above can affect Centura's actual earnings. Centura's computer simulation model incorporates these factors and projects income over a 12-month horizon under a variety of higher and lower interest rate environments. This analysis shows that as interest rates increase, Centura will experience an increase in net interest income.

Using the market value of equity approach, a change in interest rates will have very little effect on the market value of Centura's equity. Centura is operating within the exposure guidelines approved by management, which prescribes that changes in net interest income after tax should approximate changes in the cost of capital and the market value of equity should not be materially affected by a change in interest rates. Management of Centura believes that Centura is currently positioned to react appropriately to changes in interest rates under these guidelines.

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks. Centura has principally used interest rate swaps. Swaps are used to reduce interest rate risk with the objective of stabilizing net interest income over time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7 entitled "Off-Balance Sheet Derivative Financial Instruments" summarizes Centura's off-balance sheet derivative financial instruments at March 31, 1997.

Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.

CURRENT ACCOUNTING ISSUES


In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128") which provides standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It requires the dual presentation of basic EPS (defined as income available to common stockholders divided by the weighted-number of common shares outstanding for the period) and diluted EPS on the face of the income statement. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is similar to current fully-diluted EPS calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement for all prior-periods of EPS data presented. Early adoption is not permitted.

In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure" which eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 "Earnings Per Share". This statement should have no effect on Centura's consolidated financial statements.

In July 1996, the Emerging Issues Task Force provided guidance concerning the costs for modifications to computer software to accommodate the year 2000. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Centura's computer systems are generally based on two digit years and will need this additional programming to recognize the start of a new century. Management currently estimates that the costs of this additional programming ranges from $6-$8 million with a project horizon of two to three years.

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






TABLE 1
--------------------------------------------------------------------------------
LOANS

                                                  March 31, 1997                 March 31, 1996               December 31, 1996
(Dollars in thousands)                       Balance        % of Total      Balance        % of Total      Balance        % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural    $  748,453           18.1%     $  690,582          17.8%      $  743,477             18.1%
Commercial mortgage                          808,620           19.5         759,280          19.6          806,721             19.6
Real estate construction                     536,829           13.0         455,953          11.7          524,246             12.8
                                          ------------------------------------------------------------------------------------------
      Commercial loan portfolio            2,093,902           50.6       1,905,815          49.1        2,074,444             50.5
Consumer                                     269,422            6.5         264,864           6.8          274,733              6.7
Residential mortgage                       1,290,437           31.1       1,368,314          35.2        1,291,036             31.4
Leases                                       441,568           10.7         302,399           7.8          420,240             10.2
Other                                         45,254            1.1          40,880           1.1           49,001              1.2
------------------------------------------------------------------------------------------------------------------------------------
Total loans                               $4,140,583          100.0%     $3,882,272         100.0%      $4,109,454            100.0%
====================================================================================================================================

Residential mortgage servicing
      portfolio for others                $2,302,000                     $1,862,000                     $2,245,000
====================================================================================================================================

TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                                                March 31, 1997                 March 31, 1996
(Dollars in thousands)                                     Balance      % of Total        Balance      % of Total
------------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                           $    657,971         14.1%     $    602,728         13.7%
Interest checking                                          640,054         13.7           608,738         14.0
Money market                                               692,894         15.0           359,291          8.3
Savings                                                    289,531          6.2           311,501          7.2
------------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit less than 100K                 1,736,938         37.3         1,697,499         39.0
  Certificates of deposit greater than 100K                346,930          7.4           477,225         11.0
  IRA                                                      293,087          6.3           296,884          6.8
------------------------------------------------------------------------------------------------------------------
      Total time deposits                                2,376,955         51.0         2,471,608         56.8
------------------------------------------------------------------------------------------------------------------
Total average deposits                                $  4,657,405        100.0%     $  4,353,866        100.0%
==================================================================================================================

TABLE 3
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiary

                                                    Three months ended                                        Three months ended
                                                       March 31, 1997                                            March 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                          Interest      Average                      Interest       Average
                                               Average      Income/      Yield/          Average       Income/       Yield/
(Dollars in thousands)                         Balance     Expense        Rate           Balance      Expense         Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                      $  4,107,133  $  95,327        9.32%       $  3,820,022  $  90,891         9.46%
Taxable securities                            1,505,254     24,764        6.58           1,391,300     22,310         6.41
Tax-exempt securities                            45,356        999        8.81              55,683      1,219         8.76
Short-term investments                           32,975        445        5.40              35,135        406         4.57
                                            -----------   --------                     -----------   --------
Interest-earning assets, gross                5,690,718    121,535        8.57           5,302,140    114,826         8.62
Net unrealized gain (loss) on available
   for sale securities                            2,065                                      3,224
Other assets, net                               491,935                                    446,070
                                            -----------                                -----------
    Total assets                           $  6,184,718                               $  5,751,434
                                            ===========                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                          $    640,054  $   2,810        1.78%       $    608,738  $   3,069         2.03%
Money market                                    692,894      6,952        4.07             359,291      2,594         2.90
Savings                                         289,531      1,417        1.98             311,501      1,687         2.18
Time                                          2,376,955     32,006        5.46           2,471,608     34,761         5.66
                                            -----------   --------                     -----------   --------
    Total interest-bearing deposits           3,999,434     43,185        4.38           3,751,138     42,111         4.52
Borrowed funds                                  646,995      7,983        5.00             540,018      7,032         5.24
Long-term debt                                  309,112      4,790        6.28             319,450      5,133         6.46
                                            -----------   --------                     -----------   --------
Interest-bearing liabilities                  4,955,541     55,958        4.58           4,610,606     54,276         4.73
Demand, noninterest-bearing                     657,971                                    602,728
Other liabilities                                82,597                                     91,270
Shareholders' equity                            488,609                                    446,830
                                            -----------                                -----------
    Total liabilities and
      shareholder's equity                 $  6,184,718                               $  5,751,434
                                            ===========                                ===========

Interest rate spread                                                      3.99%                                       3.89%

Net yield on interest-
    earning assets                         $  5,690,718  $  65,577        4.58%       $  5,302,140  $ 60,550          4.51%
                                            ===========   ========                       =========   =======
Taxable equivalent adjustment                            $   1,692                                  $  1,522
                                                          ========                                   =======


TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                         At and for the three months     At and for the year ended
                                                                ended March 31,                 December 31,
(Dollars in thousands)                                          1997          1996                 1996
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period         $     58,715    $    55,070        $     55,070
Allowance for acquired financial institutions                    ---            ---                1,240
Provision for loan losses                                       2,894          2,065               9,596
Loans charged off                                              (3,617)        (1,312)            (10,408)
Recoveries on loans previously charged off                        770            660               3,217
------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                             (2,847)          (652)             (7,191)
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period               $     58,762    $    56,483        $     58,715
==================================================================================================================

Loans at period-end                                      $  4,140,583    $ 3,882,272        $  4,109,454
Average loans                                               4,107,133      3,820,022           4,014,391
Nonperforming loans                                            22,767         18,471              19,210

Allowance for loan losses to loans at period-end                 1.42%          1.45%               1.43%
Net charge-offs to average loans                                 0.28           0.07                0.18
Allowance for loan losses to nonperforming loans                 2.58x          3.06x               3.06x
==================================================================================================================

TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                March 31,                  December 31,
                                         ------------------------       -----------------
(Dollars in thousands)                     1997            1996               1996
-----------------------------------------------------------------------------------------
Nonaccrual loans                        $ 22,767       $  17,440           $ 18,713
Restructured loans                         ---             1,031                497
                                         ------------------------------------------------
 Nonperforming loans                      22,767          18,471             19,210
Foreclosed property                        4,001           2,633              3,663
-----------------------------------------------------------------------------------------
Total nonperforming assets              $ 26,768       $  21,104           $ 22,873
=========================================================================================

Nonperforming assets to:
 Loans and foreclosed property              0.65%           0.54%              0.56%
    Total assets                            0.42            0.36               0.36
=========================================================================================

Accruing loans past due ninety days     $ 11,055       $   6,578           $  8,916
=========================================================================================



TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS
                              Tier I Capital   Total Capital  Tier I Leverage
March 31, 1997                    9.19%           10.44%           6.39%
December 31, 1996                 9.48            10.02            6.56
March 31, 1996                    9.96            11.21            6.88
Minimum requirement               4.00             8.00         3.00-5.00



TABLE 7
--------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at March 31, 1997 are summarized below:
                                                                                      Weighted Average
                                                             Weighted Average Rate        Remaining        Estimated
                                                Notional       During the Quarter        Contractual       Fair Value
                                                  Amount      Received     Paid          Term (Years)      Gain (Loss)
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SWAPS
Corporation pays fixed rates            $        197,500        5.81%      6.54%              1.1          $   (615)
Corporation pays variable rates                  125,000        6.65%      5.62%              4.5            (1,163)
                                         ---------------                                                    ------------
      Total interest rate swaps         $        322,500                                                   $ (1,778)
                                         ===============                                                    ============


Interest rate cap and floor agreements at March 31, 1997 are summarized below:

                                                                                      Weighted Average
                                                                                          Remaining
                                                Notional      Average  Current Index     Contractual       Carrying       Estimated
                                                  Amount       Rate *      Rate          Term (Years)       Value         Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Floors                    $        180,000        5.87%      5.77%              2.5          $    761       $   723
                                                                                                            ============   =========
Interest Rate Caps                      $         26,000        7.39%      5.77%              5.8          $    744       $   738
                                         ===============                                                    ============   =========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

At March 31, 1997 Centura had two put options totaling 50 ten-year Treasury futures contracts. Each contract represents a $100,000 notional amount and gives
Centura the right but not the  obligation to exercise the  respective  contract.
Cumulatively at March 31, 1997, the options had a carrying value of $50,000 and an estimated fair value of $227,000.


TABLE 8
-------------------------------------------------------------------- -----------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiary

                                                      Three months ended
                                                   March 31, 1997 and 1996
---------------------------------------------------------------------------------------
                                              Income/                Variance
                                              Expense            Attributable to
(Dollars in thousands)                       Variance         Volume           Rate
---------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                       $  4,436         $ 6,705         ($2,269)
Taxable securities                             2,454           1,863             591
Tax-exempt securities                           (220)           (227)              7
Short-term investments                            39             (26)             65
                                             -------------   -----------    -----------
    Total interest income                      6,709            8,315         (1,606)

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                             (259)             152           (411)
  Money market                                 4,358            3,070          1,288
  Savings                                       (270)            (114)          (156)
  Time                                        (2,755)           (1,304)       (1,451)
                                             -------------   -----------    -----------
    Total interest-bearing deposits            1,074             1,804          (730)
Borrowed funds                                   951             1,335          (384)
Long-term debt                                  (343)             (163)         (180)
                                             -------------   -----------    -----------
    Total interest expense                     1,682             2,976        (1,294)
                                             -------------   -----------    -----------
Net interest income                         $  5,027          $  5,339         ($312)
                                             =============   ===========    ===========
The  change  in  interest  due to  both  rate  and  volume  has  been  allocated proportionately  to volume variance and rate variance based on the  relationship of the absolute dollar change in each.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings
The following represents the legal matter first reported in Form 10-Q for the quarterly period ended June 30, 1994.

     On May 13, 1994, seven individuals claiming to have been depositors of First Savings Bank of Forest City, SSB ("First Savings") filed suit in Wake County, North Carolina, Superior Court against the Registrant, Centura Bank, the North Carolina Savings Institutions Division ("NCSID"), and six individuals who were directors of First Savings at the time of the acquisition of that institution by the Registrant and Centura Bank through a merger/conversion transaction in October 1993 (the "Acquisition"). Plaintiffs' complaint alleges, among other things, that the individual defendants violated their fiduciary duties as directors of First Savings in connection with the Acquisition by allegedly receiving excessive benefits as part of that transaction; that the Registrant and Centura Bank acted in concert with the individual defendants in that regard, as a result of which it is alleged that "the assets of First Savings were wrongfully transferred"; and that the NCSID acted in violation of law in approving the Acquisition. Plaintiffs sought (i) certification of the suit as a class action; (ii) a judgment ordering the individual defendants, the Registrant, and Centura Bank to pay to plaintiffs and members of the class the difference between the fair market value of First Savings as of the date of the Acquisition and the value of benefits paid to depositors in the Acquisition; (iii) punitive damages in an unspecified amount; and (iv) in the event damages are not awarded, entry of an order declaring the
     Acquisition to be "illegal, void and reversed." Management of the Registrant believes that the suit is without merit and intends to defend vigorously.

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

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated January 6, 1997 was filed under Item 5, Other Events, indicating the Registrant's announcement on January 6, 1997 of earnings for the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                              CENTURA BANKS, INC
                                   Registrant

Date:  May 13, 1997                                  By: /s/Steven J. Goldstein
                                                         ----------------------
                                                         Steven J. Goldstein
                                                         Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


                                                                      Sequential
Exhibit                   Description of Exhibit                        Page No.
--------------------------------------------------------------------------------

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

** Included in the electronically-filed document as required