Form 10-Q
period 1997-06-30
CENTURA BANKS INC
filed 1997-08-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 1997
                                       or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                       25,827,978
--------------------------------------------------------------------------------
(Class of Stock)                      (Shares outstanding as of  July 31, 1997)

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       June 30, 1997 and 1996, and December 31, 1996                       4

       Consolidated Statements of Income -
       Three months and six months ended June 30, 1997 and 1996            5

       Consolidated Statement of Shareholders' Equity -
       Six months ended June 30, 1997                                      6

       Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997 and 1996                             7

       Notes to Consolidated Financial Statements                          8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                23
Item 2.  Changes in Securities                                            23
Item 3.  Defaults upon Senior Securities                                  23
Item 4.  Submission of Matters to a Vote of Securities Holders            23
Item 5.  Other Information                                                23
Item 6.  Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                25

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements





CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES



                                                                            June 30,            December 31,
                                                                  ------------------------------------------
(In thousands, except share data)                                      1997           1996         1996
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $     243,199    $   219,946  $   283,224
Due from banks, interest-bearing                                       12,188         13,684       11,254
Investment securities:
  Available for sale (cost of $1,564,869, $1,094,276,
     and $1,317,449, respectively)                                  1,570,572      1,077,998    1,320,074
  Held to maturity (market value of  $236,269,
     $259,216 and $258,052, respectively)                             235,523        261,486      257,806
Federal funds sold                                                     30,017         25,470       21,413
Loans                                                               4,243,868      4,033,351    4,109,454
  Less allowance for loan losses                                       59,206         58,011       58,715
------------------------------------------------------------------------------------------------------------
    Net loans                                                       4,184,662      3,975,340    4,050,739
Bank premises and equipment                                           111,631        107,183      112,198
Other assets                                                          281,236        247,579      237,264
------------------------------------------------------------------------------------------------------------
Total assets                                                    $   6,669,028    $ 5,928,686  $ 6,293,972
============================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                                   $     764,390    $   665,248  $   721,029
  Interest-bearing                                                  3,696,151      3,382,599    3,665,587
  Time deposits over $100                                             360,495        386,356      346,453
------------------------------------------------------------------------------------------------------------
    Total deposits                                                  4,821,036      4,434,203    4,733,069
Borrowed funds                                                        863,998        655,334      685,291
Long-term debt                                                        396,702        323,257      310,802
Other liabilities                                                      85,243         81,182       89,575
------------------------------------------------------------------------------------------------------------
Total liabilities                                                   6,166,979      5,493,976    5,818,737

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                              -              -            -
Common stock, no par value
    50,000,000 shares authorized; shares issued
    and outstanding of  25,804,633,  25,170,978
    and 25,668,524, respectively                                      188,602        173,294      187,563
Common stock acquired by ESOP                                            (323)          (467)        (395)
Unrealized securities gains (losses), net                               3,609        (10,043)       1,568
Retained earnings                                                     310,161        271,926      286,499
------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            502,049        434,710      475,235
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    6,669,028    $ 5,928,686  $ 6,293,972
============================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                       -------------------------------      -------------------------------
(Dollars in thousands, except share and per share data)        1997            1996                1997             1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                $        99,001  $        92,488     $       194,227  $       183,280
Investment securities:
  Taxable                                                     26,273           20,801              49,788           42,096
  Tax-exempt                                                     622              678               1,279            1,489
Short-term investments                                           370              399                 815              805
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                        126,266          114,366             246,109          227,670

INTEREST EXPENSE
Deposits                                                      44,630           39,742              87,815           81,853
Borrowed funds                                                10,691            8,293              18,674           15,325
Long-term debt                                                 5,479            5,153              10,269           10,286
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        60,800           53,188             116,758          107,464
---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                           65,466           61,178             129,351          120,206
Provision for loan losses                                      3,189            2,385               6,083            4,450
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           62,277           58,793             123,268          115,756

NONINTEREST INCOME
Service charges on deposit accounts                            9,632            8,697              18,844           16,739
Credit card and related fees                                   1,476            1,043               2,770            2,109
Other service charges, commissions and fees                    5,399            4,270              10,342            7,816
Fees for trust services                                        1,950            1,645               3,900            3,291
Mortgage income                                                2,794            2,824               5,467            6,187
Other noninterest income                                       5,977            4,678              11,984           10,991
Securities gains (losses), net                                   (32)             676                (126)           1,279
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      27,196           23,833              53,181           48,412

NONINTEREST EXPENSE
Personnel                                                     27,156           26,764              54,913           53,228
Occupancy                                                      3,443            3,095               6,781            6,188
Equipment                                                      5,300            4,880              10,465            9,288
Foreclosed real estate losses and related
   operating expense                                             398              171                 722              309
Other operating                                               22,699           20,176              45,147           39,535
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     58,996           55,086             118,028          108,548
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    30,477           27,540              58,421           55,620
Income taxes                                                  10,497           10,281              20,567           20,720
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $        19,980  $        17,259     $        37,854  $        34,900
===========================================================================================================================


NET INCOME PER COMMON SHARE
Primary                                              $          0.76  $          0.67     $          1.44  $          1.34
Fully diluted                                                   0.76             0.67                1.44             1.34
===========================================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Primary                                                   26,295,247       25,834,383          26,291,582       26,009,085
Fully diluted                                             26,312,682       25,840,273          26,302,392       26,014,975
===========================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Centura Banks, Inc. and Subsidiaries
Six months ended June 30, 1997



                                                                        Common       Unrealized
                                              Common Stock              Stock        Securities                         Total
                                   -------------------------------     Acquired        Gains          Retained       Shareholders'
                                       Shares           Amount         by ESOP          Net           Earnings          Equity
                                   ---------------   -------------    -----------   ------------    -------------    -------------
(Dollars in thousands)
Balance, December 31, 1996             25,668,524  $      187,563   $       (395) $       1,568   $      286,499   $      475,235
Net income                                  -               -              -              -               37,854           37,854
Common stock issued under stock option
  plans and for stock awards              136,109           2,508          -              -                -                2,508
Unrealized securities gains, net            -               -              -              2,041            -                2,041
Other                                       -              (1,469)            72          -                 (253)          (1,650)
Cash dividends declared                     -               -              -              -              (13,939)         (13,939)
                                   ---------------   -------------    -----------   ------------    -------------    -------------
Balance, June 30, 1997                 25,804,633  $      188,602   $       (323) $       3,609   $      310,161   $      502,049
                                   ---------------   -------------    -----------   ------------    -------------    -------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                         For the Six Months Ended
                                                                                                 June 30
(Dollars in thousands)                                                                     1997            1996
                                                                                        ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $      37,854   $     34,900
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                6,083          4,450
     Depreciation and amortization                                                           15,814         14,625
     Decrease (increase) in deferred income taxes                                             3,447         (4,418)
     Loan fees deferred, net                                                                     40            216
     Bond premium amortization and discount accretion, net                                    1,258          1,586
     (Gain) loss on sales of investment securities                                              126         (1,279)
     Gain on sales of equipment under lease                                                  (2,176)        (1,788)
     Proceeds from sales of mortgage loans held for sale                                    180,003        226,207
     Originations, net of principal repayments, of mortgage loans held for sale            (178,230)      (243,892)
     Decrease in accrued interest receivable                                                 (4,333)        (1,463)
     Decrease in accrued interest payable                                                    (1,330)        (4,202)
     Net increase in other assets and other liabilities                                      (6,527)       (58,618)
                                                                                        ------------    -----------
         Net cash provided (used) by operating activities                                    52,029        (33,676)
                                                                                        ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (144,455)      (243,091)
Purchases of:
     Securities available for sale                                                         (529,660)      (350,532)
     Securities held to maturity                                                            (44,738)       (36,667)
     Premises and equipment                                                                  (6,853)        (8,565)
     Other assets                                                                           (50,000)           -
Proceeds from:
     Sales of securities available for sale                                                 201,631        288,627
     Maturities and issuer calls of securities available for sale                            80,495         98,018
     Maturities and issuer calls of securities held to maturity                              65,751         95,148
     Sales of foreclosed real estate                                                          2,259          1,392
     Dispositions of premises and equipment                                                     669          1,033
     Disposition of equipment used in leasing activities                                      3,018          4,493
Net (increase) decrease in federal funds sold                                                (8,604)         8,088
                                                                                        ------------    -----------
     Net cash used by investing activities                                                 (430,487)      (142,056)
                                                                                        ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                          87,967         (9,588)
Net increase in short-term borrowings                                                       178,707        157,617
Proceeds from issuance of long-term debt                                                    119,312         73,105
Repayment of long-term debt                                                                 (33,412)       (56,434)
Cash dividends paid                                                                         (13,393)       (11,786)
Proceeds from issuance of common stock, net                                                   1,655          2,244
Redemption of common stock                                                                      -          (28,455)
Other                                                                                        (1,469)           -
                                                                                        ------------    -----------
     Net cash provided by financing activities                                              339,367        126,703
                                                                                        ------------    -----------

Decrease in cash and cash equivalents                                                       (39,091)       (49,029)

Cash and cash equivalents at January 1                                                      294,478        282,659
                                                                                        ------------    -----------
Cash and cash equivalents at June 30                                                  $     255,387   $    233,630
                                                                                        ============    ===========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION  Cash paid  during  the six months for:
     Interest                                                                         $     118,088   $    111,536
     Income taxes                                                                            16,049         21,904
Noncash transactions:
     Net equity adjustment of merged entity                                                     -              818
     Loans securitized into mortgage-backed securities                                          -          122,982
     Unrealized securities gains (losses)                                                     3,078        (17,222)
     Dividends declared, but not yet paid                                                     6,961            -
     Other                                                                                    1,034            213
     Loans transferred to foreclosed property                                                 2,636          1,154
                                                                                        ============    ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiaries

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries Centura Bank (the "Bank") and Centura Capital Trust I. The Bank also has various wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


Note 2:  Mergers and Acquisitions

Acquisition activity for 1996 and the pending activity for 1997 is summarized below. Data for the completed transactions is as of the date of acquisition.

                     Institution                        Acquisition  Offices  Assets   Loans    Deposits   Shares
                                                           Date                                            Issued
(dollars in millions)
Completed Acquisitions
CLG, Inc. ("CLG") (1)                                     11/1/96             $ 126    $  85    $ ---     1,661,970
FirstSouth Bank  ("FirstSouth") (1)                      10/25/96       4       170      132       150    1,075,559
First Community Bank  ("First Community") (2)             8/16/96       4       121       83        99      776,441
Deposit assumption from Essex Savings Bank, FSB           7/26/96      ----      71     ----        71       ---
("Essex") (2)
First Commercial Holding Corporation ("FCHC") (1)         2/27/96       8       172      120       140    1,607,564

Pending Acquisitions
Deposit assumption from Branch Banking and Trust                       13       312      200       311         NA
Company and United Carolina Bank (2)
Deposit assumption from Nations Bank, N.A. (2)                          5        93       55        92         NA

(1) Acquisition accounted for as a pooling-of-interests
(2) Acquisition accounted for as a purchase

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

Centura consummated the assumption of deposit liabilities and the acquisition of certain deposit-related loans of the Wilmington, Raleigh, and Greensboro locations of Essex. Centura Bank did not purchase the physical branch offices of Essex, but consolidated the deposits into existing banking facilities.

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

For the mergers accounted for under the pooling-of-interests method, all financial data previously reported prior to date of acquisition has been restated as though the entities had been combined for all periods presented. CLG was on a January 31 fiscal year and accordingly the results of operations of CLG for the one-month period ended January 31, 1996 are included in the consolidated statement of income for the six months ended June 30, 1996. Total income, noninterest expenses, and net income of CLG for the month of January 1996 were $3,703,000, $2,336,000, and $818,000, respectively.

On May 21, 1997, Centura announced that Centura Bank executed an agreement to purchase 13 banking facilities from United Carolina Bank and Branch Banking and Trust Company. The banking facilities bring to Centura approximately $311 million of deposits and approximately $200 million of loans. Located primarily in the eastern and southeastern regions of North Carolina, the locations complement markets already served by Centura and provide strength to Centura's market presence in those regions. The 13 offices are located in 10 communities with two offices in Clinton, Wadesboro and Whiteville and single facilities in Goldsboro, Rockingham, Chadbourn, Faison, Raeford, Kenansville, and Williamston. The transaction is expected to close in August 1997.

On July 15, 1997, Centura announced that Centura Bank had entered into an agreement to purchase five banking facilities from NationsBank, N.A. The offices are located in the towns of Calabash, Dunn, Harmony, Richlands, and Hertford, all in North Carolina. Centura expects to add approximately $55 million in loans and $92 million in deposits. The transaction is anticipated to close in November 1997.

Note 3:  Reclassifications

Certain items in the June 30, 1996 consolidated  financial  statements have been
reclassified   to   conform   with  the  June  30,   1997   presentation.   Such
reclassifications had no impact on net income or shareholders' equity.

Note 4:  Long-term debt

At June 30, 1997, long-term debt consisted of the following:

Federal Home Loan Bank advances             $224,132
Obligations under capital leases                 495
Notes payable secured by lease rentals        71,620
Capital Securities, Series A                 100,000
Other                                            455
Total long-term debt                        $396,702

In June 1997, Centura Capital Trust I ("CCTI"), a wholly-owned subsidiary of Centura, issued $100 million of 8.845% Capital Securities, Series A ("Capital Securities") maturing June 2027. CCTI also issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in 8.845% Junior Subordinated Deferrable Interest Debentures ("the junior debentures") issued by Centura, which upon consolidation are eliminated. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

Additional details regarding the other components of long-term debt are more fully described in the Annual Report Form 10-K for the fiscal year ended December 31, 1996.


Note 5:  Adoption of Statements of Financial Accounting Standards ("SFAS")

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The statement provides the guidance for distinguishing sales of financial assets from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125". For repurchase agreements, dollar-rolls, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS No. 125 to transfers occurring after December 31, 1997. Transfers that fall under the SFAS No. 125 guidelines will be recorded as required by this statement.

In accordance with SFAS No. 125, Centura has combined previously recognized mortgage servicing rights and mortgage excess servicing receivables as mortgage servicing assets. Centura does not have mortgage excess servicing fees which require interest-only strip classification.


Note 6: Off-Balance Sheet Derivative Financial Instruments

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized interest rate swaps and interest rate floor and cap arrangements. The fair values of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models.

Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in the fair values of the swaps, floors and caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability or pools of assets or liabilities. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

If the swap, floor or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included with the gain or loss on the sale/maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors and caps would be included in other income in the consolidated statement of income.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 1997

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina. Headquartered in Rocky Mount, North Carolina, Centura has two subsidiaries: Centura Bank ("the Bank") and Centura Capital Trust I ("CCTI"). Through the Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels as evidenced by Centura Highway telephone banking center, supermarket locations, and home banking through Quicken, QuickBooks, and Microsoft Money. Described in greater detail in Note 4 of the notes to the consolidated financial statements for the period ended June 30, 1997, CCTI is a Delaware business trust formed during the quarter ended June 30, 1997, primarily for the issuance of $100 million of Capital Securities, Series A ("Capital Securities").

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. See Note 2 of the notes to consolidated financial statements for detail on the acquisitions. All the financial institutions acquired were in North Carolina. The branch purchase transactions expected to close during the last half of 1997 allow Centura to leverage upon its existing market presence, as well as expand into adjacent and complimentary markets. Centura will continue seeking to acquire healthy thrift and banking institutions. As evidenced by the fourth quarter 1996 acquisition of CLG and purchase of the 49 percent interest in First Greensboro, Centura will also continue to evaluate the feasibility of investing in and acquiring non-traditional banking services allowed under current regulatory guidelines.


SUMMARY

Centura recorded net earnings of $37.9 million for the six months ended June 30, 1997, an increase of $3.0 million or 8.5 percent from the same period in 1996. Earnings per fully diluted share were $1.44 compared to $1.34 for the prior period. Specific highlights for the six months of 1997 are as follows:

      Return on assets was unchanged between the two periods at 1.21 percent. Return on equity for the six-month period ending June 30, 1997 was 15.43 percent compared to the same period last year which generated a 15.86 percent return. The ratio of shareholders' equity to period-end assets was
     7.53 percent, up from 7.33 percent at period end June 30, 1996.
      Taxable equivalent net interest income increased approximately $9.9 million or 8.0 percent over the comparable prior period primarily due to higher levels of average earning assets.
      Average earning assets and average deposits for the six-month period of 1997 increased 8.7 percent and 7.8 percent, respectively, over the comparable prior year period. The margin remained flat at 4.55 percent between the two periods.
      Noninterest income, before securities transactions, increased $6.2 million to $53.3 million or 13.1 percent over the $47.1 million recorded for the same period of 1996. Service charges on deposit accounts increased $2.1 million. Insurance and brokerage commissions accounted for $1.3 million of the earnings improvement while an increase in ATM fees contributed to the $1.2 million rise in other service charges.
      Noninterest expense for the six months ended June 30, 1997, increased over the comparable period in 1996 by 8.7 percent to $118.0 million. Professional fees contributed $4.4 million to the increase, primarily for consulting services to identify efficiencies and revenue enhancements and outsourcing activities. Personnel expenses and equipment expense increased $1.7 million and $1.2 million, respectively. The efficiency ratio of 63.38 percent increased 12 basis points over the 63.26 reported in the six-month period of 1996.
      Nonperforming assets of $27.7 million for June 30, 1997 increased $5.3 million from June 30, 1996, but represented only 0.42 percent and 0.38 percent of total assets, respectively.
      The allowance for loan losses was $59.2 million, representing 1.40 percent of total loans at June 30, 1997, compared to $58.0 million and 1.44 percent at June 30, 1996. Charge-off activity generated $7.3 million of charge-offs, up from the $3.5 million recorded for the first six months of 1996 while recoveries declined $287,000. The provision for loan losses was $6.1 million for the six months ending June 30, 1997 versus $4.5 million for the same period of 1996.


INTEREST-EARNING ASSETS

Average interest-earning assets for the six months ended June 30, 1997 had increased to $5.8 billion, an increase of $465.3 million or 8.7 percent over the average of $5.3 billion for the same period in 1996. Growth in the loan portfolio has contributed $260.7 million of this increase while securities added $209.5 million. At June 30, 1997, earning assets were $6.1 billion, representing a $680.2 million or 12.6 percent increase over the level at June 30, 1996. For additional information on interest-earning assets, refer to Table 3, "Net Interest Income Analysis", and Table 8, "Net Interest Income and Volume/Rate Analysis".

Loans
During the first six months of 1997, loans averaged $4.1 billion, an increase of
6.7 percent or $260.7 million over the comparable prior year period. Commercial loans, the largest segment of the loan portfolio, increased $198.8 million, on average, between the two periods. The continued integration of CLG, Inc., intense sales efforts, and a strong demand for leases in the markets served, contributed to the $139.4 million increase in average leases over the prior year period. Centura securitized $243 million of residential mortgages during the latter part of the second quarter of 1996 which accounted for part of the $120.7 million decline in average residential mortgages for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Slow loan growth in early 1997, impacted the ratio of average loans to average earnings assets which declined to 71.4 percent from 72.7 percent experienced in the first six months of 1996.

Loans at June 30, 1997, were $4.2 billion, an increase of $210.5 million, or 5.2 percent, compared to $4.0 billion at June 30, 1996, and up $134.4 million over loans at December 31, 1996. The loan growth between the periods has generally been present in all loan categories excluding residential mortgages (due, in part, to the timing of the securitizations in 1996). Table 1 summarizes total loans outstanding and the mix of loans being held. The commercial portfolio represented 50.4 percent and 50.0 percent at June 30, 1997 and 1996, respectively. Of these commercial loans, over 90 percent are secured.

Credit is extended by the Bank almost exclusively to customers in its market areas of North Carolina and Virginia. The Bank's loan policies discourage engaging in foreign lending activities, having exposure in newly established ventures such as high technology start-up companies or highly speculative real estate development projects, and participating in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, minimizing substantial loan concentrations in any one industry.

Loans generated $194.4 million of taxable equivalent interest income for year-to-date June 30, 1997 compared to $183.5 million for the same period last year. Increased average loan volume accounted for $12.2 million of the increase in the taxable equivalent interest income. A three basis point decline in the average loan yield to 9.36 percent for the six months ended June 30, 1997 negatively impacted the taxable equivalent interest income by $1.3 million.
Approximately 80 percent of the commercial loan portfolio is variable rate, affected by changes in the prime rate or other various indices.

Investment Securities
The investment portfolio at June 30, 1997 was $1.8 billion, up 34.8 percent from the $1.3 billion at June 30, 1996, and represented 29.6 percent and 24.8 percent of earning assets at June 30, 1997 and 1996, respectively. The investment of the proceeds of the $100 million Capital Securities issuance in June 1997 (described in greater detail in Note 4 of the notes to the consolidated financial statements) into investment vehicles contributed to the shift in the period-end earning-asset mix.

Investments  averaged  $1.6 billion for the six months  ended June 30, 1997,  up
14.7 percent from the $1.4 billion for the same period of 1996. Average investments represented 28.1 percent and 26.6 percent of average earning assets for the six months ended June 30, 1997 and 1996, respectively.

To preserve liquidity, Centura's investment portfolio consists primarily of securities for which an active market exists. Accordingly, at June 30, 1997, approximately 99 percent of the total investment portfolio consisted of obligations of the US Government and its agencies or investment grade state, county and municipal securities.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. The HTM investments represented 13.0 percent and 19.5 percent of total investments for June 30, 1997 and 1996, respectively. Centura intends and has the ability to hold such HTM securities until maturity. At June 30, 1997, the fair value of the HTM portfolio was $236.3 million, which was $746,000 more than its amortized cost.

Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, are reported at fair value and will be used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At June 30, 1997, the recorded fair value of the AFS portfolio of $1.6 billion was $5.7 million more than cost, which difference has been recorded, net of tax, as an increase to shareholders' equity. At June 30, 1996, the fair value of the AFS portfolio was $16.3 million less than its amortized cost. Centura's liquidity position remains strong, alternative funding sources are available, and cash flows are provided by investment maturities in the AFS and HTM portfolios. This offers Centura flexibility in its asset/liability management strategies and if necessary, flexibility to invest and reinvest funds to increase the overall yield earned on investments.

Net realized losses of $126,000 were generated during the first six months of 1997 from sales and issuer call activity, compared to net realized gains of $1.3 million during the comparable 1996 period.

Investment securities contributed $54.6 million in taxable equivalent interest income for the period ending June 30, 1997, an increase of $8.3 million over the $46.3 million earned in the comparable period of 1996. An 18 basis point improvement in the investment yield accounted for $1.5 million of the increase between the two periods while the average volume increase of $209.5 million provided an additional $6.8 million of taxable equivalent interest income.

FUNDING SOURCES

Total funding sources averaged $5.7 billion for the first six months of 1997, a $474.1 million or 9.0 percent increase from the average volume of $5.3 billion in the comparable 1996 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis", and Table 8, "Net Interest Income and Volume/Rate Analysis".

Deposits
For the six-month period ending June 30, 1997, average total deposits increased $340.2 million to $4.7 billion, or 7.8 percent over the comparable 1996 period. Product restructuring for money market demand accounts spurred growth in this type of deposit by over 90 percent. Money market demand accounts averaged $719.8 for the six months ended June 30, 1997 compared to $372.2 million for the same period last year. The average volume of time deposits declined $68.4 million, partially due to the shifting of funds into money market deposits. For additional detail on the average deposit mix, see Table 2.

The deposit base at June 30, 1997 of $4.8 billion was up $386.8 million from the $4.4 billion level held at June 30, 1996 and up slightly from the $4.7 billion held at December 31, 1996.

Interest expense on deposits increased $6.0 million to $87.8 million for the six months ending June 30, 1997 versus $81.9 million for the comparable period of 1996. The change in average volume of deposits was responsible for the increase of $4.7 million in interest expense (predominantly due to money market deposits), while the change in the rates paid for interest-bearing deposits contributed $1.3 million to the increase.

Other Funding Sources
External funding sources as a percent of total funding liabilities held relatively unchanged between the two six month periods at approximately 18 percent and 17 percent, respectively, for the six month periods ending June 30, 1997 and 1996. The use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $729.7 million, compared to the $591.4 million average volume for the period ending June 30, 1996. Interest expense on short-term borrowings increased by a net $3.3 million, primarily due to higher volume. The average rate paid for these funds declined 12 basis points to 5.09 percent. The average amount of long-term debt, consisting predominantly of FHLB advances, declined $4.5 million to $321.1 million for the first six months of 1997 compared to $325.6 million for the comparable prior year six months. The issuance of the $100 million of Capital Securities that occurred in June 1997 had more impact on period-end debt. Long-term debt at June 30, 1997 was $396.7 million as compared with $310.8 million for December 31, 1996, representing an $85.9 million increase.


NET INTEREST INCOME AND NET INTEREST MARGIN

As detailed in Table 3, taxable equivalent net interest income for the six months of 1997 increased by $9.9 million, or 8.0 percent, to $133.0 million, from $123.2 million in the comparable period of 1996. Table 8 provides a volume/rate analysis. The $465.3 million increase in average earning assets was responsible for $10.8 million of the increase in taxable equivalent net interest income while the rate environment's impact was a decrease of $890,000.

The yield on average earning assets for the two six-month periods was 8.59 percent while the average cost of funding was 4.63 percent for the period ended June 30, 1997, down 2 basis points from the prior year period. The most dramatic change in rates paid for funding was in money market accounts. The new money market account introduced in late 1996 carried a rate that was more reflective of market rates than the traditional Centura money market. Accordingly, the average costs of the money market deposits increased 119 basis points. The net interest margin was flat from period to period at 4.55 percent.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $6.1 million for the six months ending June 30, 1997, up $1.6 million compared to $4.5 million for the same period last year. Net charge-offs for the six months of 1997 and 1996 were $5.6 million and $1.5 million, respectively, and $7.2 million for the year ended December 31, 1996. Net charge-offs as a percent of average loans, on an annualized basis were
0.27 percent, 0.08 percent and 0.18 percent for June 30, 1997 and 1996 and December 31, 1996, respectively. Commercial loans, loans secured by real estate, and leasing net charge-offs of $1.9 million, $954,000, and $914,000, respectively, accounted for a majority of the $4.1 million net charge-off increase. Net charge-off activity for 1996 and 1997 has moved in a manner more consistent with the industry.

The allowance  for loan losses was $59.2 million at June 30, 1997,  representing
1.40 percent of loans outstanding, compared to $58.0 million, or 1.44 percent of loans outstanding at June 30, 1996, and compared to $58.7 million or 1.43 percent of loans outstanding at December 31, 1996. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses".

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased to $27.7 million at June 30, 1997 or 0.42 percent of total assets at the end of the period. Nonperforming assets were $22.5 million at June 30, 1996, or 0.38 percent of total assets. At December 31, 1996, nonperforming assets were $22.9 million or 0.36 percent of total assets. Nonaccruals for loans secured by real estate and leases have increased from June 30, 1996 by $2.2 million and $1.8 million, respectively. Accruing loans past due ninety or more days were $9.1 million, $7.9 million and $8.9 million at June 30, 1997, June 30, 1996 and December 31, 1996, respectively, which represented 0.21 percent, 0.20 percent and 0.22 percent of outstanding loans, respectively. At June 30, 1997, the allowance for loan losses was 2.47 times nonperforming loans, down from 2.95 times at June 30, 1996 and 3.06 times at December 31, 1996.

During 1997, Centura management has reviewed and continues to review existing credit polices and has reinforced the commitment to credit quality. On an absolute basis, nonperforming assets have increased corresponding to increased loan growth. Management evaluates the loan portfolio by sector and credit quality analysis. Management believes that an estimated $10 to $15 million of additional nonperforming and past due loans and leases may exist which are currently "performing" in accordance with their contractual terms. The impact of ever-changing economic conditions and changes in interest rates and/or inflation on the operations of Centura's customers is evaluated in the assessment of overall portfolio credit quality.


NONINTEREST INCOME AND EXPENSE

Noninterest income ("NII") increased $4.8 million, or 9.9 percent, to $53.2 million for the six months ended June 30, 1997. Service charges on deposits increased $2.1 million. The increase was driven principally by non-sufficient funds ("NSF") charges due to rate increases in September 1996 and May 1997. The continued emphasis on expanding financial services, primarily brokerage activities, resulted in a $1.3 million increase in insurance and brokerage fees compared to the same period last year. Other deposit fees increased $1.2 million between the two periods primarily due to an increase in ATM fees assessed to non-Centura customers using Centura ATMs. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) for the six-month period of 1997 declined to $5.5 million from $6.2 million for the comparable period in 1996. Centura's 49 percent investment in First Greensboro, which occurred in October 1996, generated $1.0 million in other NII. Sales activity of investment securities realized a net loss of $126,000, compared to $1.3 million in net gains realized during the first six-months of 1996.

Noninterest expense ("NIE") increased 8.7 percent, or $9.5 million over the prior year six months to $118.0 million. Personnel expenses, the largest component of noninterest expense, contributed $1.7 million to this increase. With full-time equivalents declining slightly between the periods, the increase was principally in incentive expense due to favorable results relative to performance criteria. The first six months of 1997 carried the lease expense and the equipment depreciation associated with the eleven in-store locations opened in the last six months of 1996 and the four opened the first half of 1997. Thus, equipment and occupancy expenses increased $1.8 million. The reduction in the rates of federal deposit insurance premiums that began in late 1996 was responsible for a $1.2 million decline in other operating NIE. Professional fees increased $4.4 million for the first six months of 1997, due in part, to the outsourcing of Centura's proof operations in mid-1996 and services for computer support and maintenance. Expenses for consulting services have also contributed to the increase in professional fees as Centura strives to identify and implement operating efficiencies and cost savings.

The efficiency ratio for the period ended June 30, 1997 was 63.38 percent, as compared to the 63.26 percent recorded for the same period in 1996. Expense growth and total revenue sources, defined as taxable equivalent net interest income plus noninterest income, increased at 8.7 and 8.5 percent, respectively, over the prior year six-months. During 1997, Centura has streamlined the branch network and has begun to emphasize customer profitability and market data to assist and re-focus front-line representatives to customer retention and portfolio maintenance as well as new business generation. Resources continue to be utilized to generate nontraditional income sources as evidenced by growth in securities commission, insurance commissions and trust fees.


INCOME TAX EXPENSE

The amount of income tax expense for the six months of 1997 was $20.6 million compared to $20.7 million in the prior period. The current effective tax rate is
35.20 percent, down from the 37.25 percent at June 30, 1996.

EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $502.0 million at June 30, 1997, compared to $434.7 million at June 30, 1996. The change in equity between the two periods was influenced by earnings, payment of dividends and the timing of the stock repurchases relative to the 1996 acquisitions. There have been no shares repurchased for the six months ended June 30, 1997. Shareholder's equity at June 30, 1997 reflects a $1.5 million settlement related to a stock buyback transaction that occurred in late 1996. Shareholder's equity also included unrealized gains, net of tax, on securities available for sale of $3.6 million at June 30, 1997 compared to a $10.0 million unrealized loss, net of tax, for the comparable period last year. The ratio of shareholders' equity to period-end assets was 7.53 percent, up from 7.33 percent at period end June 30, 1996.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At June 30, 1997, Centura had 25,804,633 shares outstanding. Cash dividends paid for the six months of 1997 were $13.4 million, or $0.52 per share, compared to $11.8 million, or $0.50 per share, for the comparable period last year. Cash dividends of $6.4 million for the first quarter 1997 were declared and accrued during the fourth quarter of 1996. Third quarter 1997 dividends totaling $7.0 million were declared and accrued during the second quarter 1997.

Centura maintains higher regulatory capital ratios than the minimum required by regulatory guidelines, which has positioned Centura to endure changes in the economy while providing opportunities for growth, both internally and through additional acquisitions. At June 30, 1997, Tier 1 capital was $530.6 million and total capital was $555.7 million. At June 30, 1997, Centura had the requisite capital levels to qualify as well-capitalized. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios." The June 30, 1997 ratios reflect the issuance of the trust securities (described in detail in the following section) which qualify as Tier I capital under the risk-based capital guidelines.

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

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank. Centura also has an unsecured line of credit of $60 million. There was $40 million outstanding under this line of credit at June 30, 1997; there was $52 million outstanding at June 30, 1996.

Long-term debt at June 30, 1997 included $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by Centura Capital Trust I ("CCTI"), a consolidated subsidiary. CCTI issued $3.1 million of common securities to the Holding Company of Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in fixed-rate Junior Subordinated Deferrable Interest Debentures ("the junior debentures") issued by Centura. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

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

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks. Centura has principally used interest rate swaps. Swaps are used to reduce interest rate risk with the objective of stabilizing net interest income over time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7 entitled "Off-Balance Sheet Derivative Financial Instruments" summarizes Centura's off-balance sheet derivative financial instruments at June 30, 1997.

Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.


SECOND QUARTER RESULTS

Net income for the second quarter of 1997 was $20.0 million or 15.8 percent over the prior year quarter. Earnings per share of $0.76 represented a 9 cent increase over the $0.67 for the second quarter of 1996. Return on average assets improved 5 basis points to 1.24 percent while the return on average equity of
16.0 percent was up 16 basis points over the prior year quarter.

The net interest margin of 4.52 percent declined 6 basis points between the quarters as did the interest rate spread of 3.93 percent. Interest income, taxable equivalent, for the quarter ending June 30, 1997 was $128.3 million, up $12.5 million or 10.8% over the second quarter of 1996. Growth in average earning assets was responsible for $10.6 million of the increase while the rate environment contributed $1.9 million. Average earning assets increased $542.0 million to $5.9 billion for the second quarter 1997, with average loans increasing $233.8 million and average investments rising $315.6 million. The average yield on earning assets rose 7 basis points to 8.62 percent with yields generally increasing for all categories. Total interest expense of $60.8 million for the three months ending June 30, 1997, increased $7.6 million or 14.3 percent over the prior year quarter. The rates paid for these funds also increased to 4.69 percent from 4.56 percent experienced in the second quarter 1996. The $493.2 million average growth in interest-bearing funding sources was responsible for $5.1 million of the interest expense increase while the rate environment accounted for $2.5 million. Average deposits for the quarter ending June 30, 1997 and 1996 were $4.7 billion and $4.3 billion, respectively. Noninterest-bearing deposits were approximately 14 percent of average deposits for each of the quarters. Short-term funding sources, consisting primarily of federal funds purchased, master notes, and repurchase agreements increased $168.8 million.

Net charge-offs for the second quarter of 1997 were $2.7 million, up $1.9 million from the prior year quarter and represented 0.26 percent of average loans. Net charge-offs of $857,000 represented 0.09 percent of average loans for the second quarter 1996. Gross charge-offs rose $1.5 million while recoveries declined $397,000. Provision for loan losses increased $804,000 to $3.2 million.

Noninterest income ("NII") increased $3.4 million to $27.2 million. As expected, the majority of the increase occurred in service charge on deposit accounts, insurance and brokerage commissions, and other service charges and fees. Fees for non-sufficient funds accounted for principally all of the $935,000 increase in service charges. The surcharge related to ATM transactions was responsible for most of the $505,000 change in other service charges and fees. Credit card activities and insurance and brokerage commissions increased $433,000 and $624,000, respectively over the second quarter of 1996. Other NII increased $2.0 million principally from earnings related to Centura's 49 percent investment in First Greensboro (consummated October 1, 1996). Rent associated with operating lease activities declined $663,000 from the second quarter 1996. Securities sales generated $32,000 of net losses during the second quarter 1997 while net gains of $676,000 were recorded during the prior year quarter.

The efficiency ratio improved by 139 basis points between the quarters to 62.32 percent. Noninterest expenses ("NIE") for the quarter ending June 30, 1997 were $59.0 million, up 7.1 percent from the $55.1 million recorded for the quarter ending June 30, 1996. Increase in incentive expense was primarily responsible for the $392,000 increase in personnel expenses. Timing of expenditures for consulting services and the charges related to outsourcing the proof operations accounted for the $2.6 million increase in professional fees. Marketing expenses for the second quarter of 1997 were $698,000 more than the $1.4 million recorded for the prior year quarter. Equipment expense and occupancy expense increased $420,000 and $348,000, respectively. Lower FDIC deposit insurance rates for 1997 resulted in a decline in other operating expenses by $518,000. Other operating expenses also decreased by $471,000 related to depreciation on equipment used in leasing activities.


CURRENT ACCOUNTING ISSUES


In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which provides standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It requires the dual presentation of basic EPS (defined as income available to common stockholders divided by the weighted-number of common shares outstanding for the period) and diluted EPS on the face of the income statement. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is similar to current fully-diluted EPS calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement for all prior-periods of EPS data presented. Early adoption is not permitted although the effect on Centura's consolidated financial statements is not expected to be material.

In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure" which eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 "Earnings Per Share". This statement should have no effect on Centura's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 although early adoption is permitted. Comparative financial statements provided for earlier periods are required to be reclassed to reflect the application of this statement.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application.

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

TABLE 1
--------------------------------------------------------------------------------
LOANS

                                                 June 30, 1997                    June 30, 1996                December 31, 1996
(Dollars in thousands)                     Balance          % of Total      Balance         % of Total      Balance       % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural    $  782,962          18.4%     $   761,062             18.9%    $  743,477            18.1%
Commercial mortgage                          809,192          19.1          776,436             19.3        806,721            19.6
Real estate construction                     545,810          12.9          475,979             11.8        524,246            12.8
                                         -------------------------------------------------------------------------------------------
      Commercial loan portfolio            2,137,964          50.4        2,013,477             50.0      2,074,444            50.5
Consumer                                     272,878           6.4          266,055              6.6        274,733             6.7
Residential mortgage                       1,320,128          31.1        1,368,806             33.9      1,291,036            31.4
Leases                                       472,031          11.1          338,998              8.4        420,240            10.2
Other                                         40,867           1.0           46,015              1.1         49,001             1.2
------------------------------------------------------------------------------------------------------------------------------------
Total loans                               $4,243,868        100.0%      $4,033,351             100.0%    $4,109,454           100.0%
====================================================================================================================================

Residential mortgage servicing
      portfolio for others                $2,425,000                    $2,084,000                       $2,245,000
====================================================================================================================================

TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED

                                                                 June 30, 1997                     June 30, 1996
(Dollars in thousands)                                     Balance        % of Total         Balance        % of Total
------------------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                           $    671,295           14.3%       $   616,886           14.1%
Interest checking                                          631,584           13.5            600,909           13.8
Money market                                               719,839           15.4            372,213            8.6
Savings                                                    287,868            6.1            311,914            7.2
------------------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit less than 100K                 1,732,188           36.9          1,711,945           39.3
  Certificates of deposit greater than 100K                353,952            7.5            441,794           10.2
  IRA                                                      294,920            6.3            295,738            6.8
------------------------------------------------------------------------------------------------------------------------
      Total time deposits                                2,381,060           50.7          2,449,477           56.3
------------------------------------------------------------------------------------------------------------------------
Total average deposits                                $  4,691,646          100.0%       $ 4,351,399          100.0%
========================================================================================================================

TABLE 3
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                   Six months ended                           Six months ended
                                                     June 30, 1997                              June 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                        Interest    Average                         Interest      Average
                                            Average      Income/     Yield/             Average      Income/       Yield/
(Dollars in thousands)                      Balance      Expense      Rate              Balance      Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                    $ 4,148,198   $ 194,428      9.36%          $ 3,887,501   $ 183,471        9.39%
Taxable securities                         1,588,788      52,616      6.62             1,374,122      44,059        6.41
Tax-exempt securities                         43,958       1,947      8.86                51,136       2,253        8.81
Short-term investments                        29,601         814      5.47                34,418         861        4.95
                                          -----------   --------                      -----------    --------
Interest-earning assets, gross             5,810,545     249,805      8.59             5,347,177     230,644        8.59
Net unrealized gain (loss) on available
   for sale securities                          (492)                                     (2,457)
Other assets, net                            510,040                                     455,162
                                          -----------                                 -----------
    Total assets                         $ 6,320,093                                 $ 5,799,882
                                          ===========                                 ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                        $   631,584   $   5,436      1.74%          $   600,909   $   5,667        1.90%
Money market                                 719,839      14,784      4.14               372,213       5,459        2.95
Savings                                      287,868       2,836      1.99               311,914       3,273        2.11
Time                                       2,381,060      64,759      5.48             2,449,477      67,454        5.54
                                          -----------    -------                      -----------    --------
    Total interest-bearing deposits        4,020,351      87,815      4.40             3,734,513      81,853        4.41
Borrowed funds                               729,707      18,674      5.09               591,355      15,325        5.21
Long-term debt                               321,129      10,269      6.36               325,614      10,286        6.35
                                          -----------    -------                       -----------    --------
Interest-bearing liabilities               5,071,187     116,758      4.63             4,651,482     107,464        4.65
Demand, noninterest-bearing                  671,295                                     616,886
Other liabilities                             82,759                                      88,920
Shareholders' equity                         494,852                                     442,594
                                          -----------                                 -----------
    Total liabilities and
      shareholder's equity               $ 6,320,093                                 $ 5,799,882
                                          ===========                                 ===========

Interest rate spread                                                  3.96%                                          3.94%

Net yield on interest-
    earning assets                       $ 5,810,545   $ 133,047      4.55%           $ 5,347,177   $ 123,180        4.55%
                                          ===========   =======                       ===========    ========

Taxable equivalent adjustment                          $  3,696                                    $   2,974
                                                        =======                                      ========


--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                 Three months ended                          Three months ended
                                                    June 30 1997                                June 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                      Interest     Average                          Interest       Average
                                           Average      Income/     Yield/               Average     Income/        Yield/
(Dollars in thousands)                     Balance     Expense      Rate                 Balance    Expense         Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                    $ 4,188,811   $ 99,102      9.41%            $ 3,954,978   $ 92,580         9.31%
Taxable securities                         1,671,405     27,851      6.67               1,356,942     21,805         6.43
Tax-exempt securities                         42,576        948      8.91                  46,590      1,034         8.88
Short-term investments                        26,264        369      5.56                  33,702        399         4.68
                                          ----------   --------                        ----------    -------
Interest-earning assets, gross             5,929,056    128,270      8.62               5,392,212    115,818         8.55
Net unrealized gain (loss) on available
   for sale securities                        (3,021)                                      (8,137)
Other assets, net                            527,946                                      464,255
                                          ----------                                   ----------
    Total assets                         $ 6,453,981                                  $ 5,848,330
                                          ==========                                   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                        $   623,208   $  2,626      1.69%            $   593,079   $  2,597         1.76%
Money market                                 746,488      7,832      4.21                 385,134      2,865         2.99
Savings                                      286,222      1,419      1.99                 312,328      1,586         2.04
Time                                       2,385,121     32,753      5.51               2,427,348     32,694         5.42
                                          ----------    -------                        ----------    -------
    Total interest-bearing deposits        4,041,039     44,630      4.43               3,717,889     39,742         4.30
Borrowed funds                               811,510     10,691      5.21                 642,692      8,293         5.19
Long-term debt                               333,013      5,479      6.51                 331,778      5,153         6.25
                                          ----------    -------                        ----------    -------
Interest-bearing liabilities               5,185,562     60,800      4.69               4,692,359     53,188         4.56
Demand, noninterest-bearing                  684,472                                      631,045
Other liabilities                             82,920                                       86,568
Shareholders' equity                         501,027                                      438,358
                                          ----------                                   ----------
    Total liabilities and
      shareholder's equity               $ 6,453,981                                  $ 5,848,330
                                          ==========                                   ==========

Interest rate spread                                                 3.93%                                           3.99%

Net yield on interest-
    earning assets                       $ 5,929,056   $ 67,470      4.52%            $ 5,392,212   $ 62,630         4.58%
                                          ==========    =======                        ==========    =======

Taxable equivalent adjustment                          $  2,004                                     $  1,452
                                                        =======                                      =======

TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                     At and for the six months       At and for the year ended
                                                                           ended June 30,                 ended December 31,
(Dollars in thousands)                                                  1997             1996                    1996
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period              $        58,715    $      55,070          $       55,070
Allowance for acquired financial institutions                            ---               ---                   1,240
Provision for loan losses                                               6,083            4,450                   9,596
Loans charged off                                                      (7,256)          (3,460)                (10,408)
Recoveries on loans previously charged off                              1,664            1,951                   3,217
------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                                     (5,592)          (1,509)                 (7,191)
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                    $        59,206    $      58,011          $       58,715
==============================================================================================================================

Loans at period-end                                           $   4,243,868      $   4,033,351          $    4,109,454
Average loans                                                     4,148,198          3,887,501               4,014,391
Nonperforming loans                                                  24,001             19,673                  19,210
Allowance for loan losses to loans at period-end                       1.40%              1.44%                   1.43%
Net charge-offs to average loans                                       0.27               0.08                    0.18
Allowance for loan losses to nonperforming loans                       2.47x              2.95x                   3.06x
==============================================================================================================================

TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                                 June 30,                  December 31,
                                                                       --------------------------          -------------
(Dollars in thousands)                                                      1997           1996                1996
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                      $    24,001     $   18,845          $   18,713
Restructured loans                                                           ---             828                 497
                                                                       --------------------------------------------------
  Nonperforming loans                                                      24,001         19,673              19,210
Foreclosed property                                                         3,739          2,793               3,663
-------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                            $    27,740     $   22,466          $   22,873
=========================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                                            0.65%          0.56%               0.56%
    Total assets                                                             0.42           0.38                0.36
=========================================================================================================================

Accruing loans past due ninety days                                   $     9,060     $    7,937          $    8,916
=========================================================================================================================

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS
                            Tier I Capital   Total Capital    Tier I Leverage
June 30, 1997                   11.98%          12.55%              8.31%
December 31, 1996                9.48           10.02               6.56
June 30, 1996                    9.38           10.64               6.71
Minimum requirement              4.00            8.00           3.00-5.00


TABLE 7
--------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at June 30, 1997 are summarized below:
                                                                        Weighted Average
                                                Weighted Average Rate      Remaining      Estimated
                                       Notional  During the Quarter       Contractual     Fair Value
                                         Amount  Received     Paid        Term (Years)    Gain (Loss)
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SWAPS
Corporation pays fixed rates         $  157,500    5.78%     6.55%         1.0           $ (1,143)
Corporation pays variable rates         155,000    6.84%     5.68%         9.2                108
                                        -------                                            -------
      Total interest rate swaps      $  312,500                                          $ (1,035)
                                        =======                                            =======


Interest rate cap and floor agreements at June 30, 1997 are summarized below:
                                                                     Weighted Average
                                                                         Remaining
                                      Notional   Average  Current Index Contractual      Carrying      Estimated
                                        Amount     Rate *    Rate       Term (Years)       Value      Fair Value
------------------------------------------------------------------------------------------------------------------
Interest Rate Floors                 $ 230,000     5.78%     5.78%         2.8           $  1,063     $  1,158
                                                                                           ======      ========
Interest Rate Caps                   $  26,000     7.39%     5.77%         5.6           $    712     $    497
                                      ========                                             ======      ========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

At June 30, 1997 Centura had two put options totaling 35 ten-year Treasury futures contracts. Each contract represents a $100,000 notional amount and gives
Centura the right but not the  obligation to exercise the  respective  contract.
Cumulatively at June 30, 1997, the options had a carrying value of $17,700 and an estimated fair value of $8,800.

TABLE 8
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                 Six months ended
                                              June 30, 1997 and 1996
--------------------------------------------------------------------------------
                                        Income/                  Variance
                                        Expense               Attributable to
(Dollars in thousands)                  Variance           Volume           Rate
-----------------------------------------------------------------------------------
INTEREST INCOME
Loans                                   $ 10,957         $ 12,227         ($1,270)
Taxable securities                         8,557            7,070           1,487
Tax-exempt securities                       (306)            (318)             12
Short-term investments                       (47)            (127)             80
                                        ---------          -------         -------
    Total interest income                 19,161           18,852             309

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                         (231)             280            (511)
  Money market                             9,325            6,527           2,798
  Savings                                   (437)            (244)           (193)
  Time                                    (2,695)          (1,868)           (827)
                                        ---------         --------         -------
    Total interest-bearing deposits        5,962            4,695           1,267
Borrowed funds                             3,349            3,543            (194)
Long-term debt                               (17)            (143)            126
                                         --------         --------         -------
    Total interest expense                 9,294            8,095           1,199
                                         --------         --------         -------

    Net interest income                 $  9,867         $ 10,757           ($890)

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                 Three months ended
                                               June 30, 1997 and 1996
--------------------------------------------------------------------------------
                                         Income/                 Variance
                                        Expense               Attributable to
(Dollars in thousands)                 Variance           Volume           Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                                   $ 6,522          $ 5,523          $ 999
Taxable securities                        6,046            5,214            832
Tax-exempt securities                       (86)             (89)             3
Short-term investments                      (30)             (97)            67
                                        --------         --------         ------
    Total interest income                12,452           10,551          1,901

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                          29              129           (100)
  Money market                            4,967            3,456          1,511
  Savings                                  (167)            (130)           (37)
  Time                                       59             (574)           633
                                        --------         --------         ------
    Total interest-bearing deposits       4,888            2,881           2,007
Borrowed funds                            2,398            2,221             177
Long-term debt                              326               19             307
                                        --------         --------         ------
    Total interest expense                7,612            5,121           2,491
                                        --------         --------         ------

    Net interest income                 $ 4,840          $ 5,430          ($590)

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

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders Registrant's Annual Meeting of Shareholders was held April 16, 1997:
           1) All of the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 12, 1997 were duly elected Directors of the Registrant. Eighty-one percent of the outstanding shares were voted. Of the 20,803,805 shares that voted, each director received at least 20,096,242 shares, or 96.6% in favor.
           2) Amendment to the Centura Banks, Inc. Omnibus Equity Compensation Plan to add an individual participant limit on the amount of certain awards available under the Plan was voted on. Of the 20,803,805 shares voted, 96.5% voted in favor.

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -
       Exhibit                                                           Exhibit
         No.              Description of Exhibit                       Reference
       4.1    Excerpts from Centura's Articles of Incorporation and
              Bylaws relating to rights of holders of Registrant's
              capital stock                                              4.1 (1)
       4.2    Specimen certificate of Centura common stock               4.2 (2)
      10.1    Centura Banks, Inc. Omnibus Equity Compensation Plan as
              Amended and Restated Effective April 16, 1997
      27 Financial Data Schedule - included in the electronically filed document as required.

       (1)Included as the identified exhibit in Centura Banks, Inc. Form 2-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated April 3, 1997 was filed under Item 5, Other Events, indicating the Registrant's announcement on April 3, 1997 of earnings for the three months ended March 31, 1997.
       2)A report on Form 8-K dated May 21, 1997 was filed under Item 5, Other Events, indicating the Registrant has reached an agreement to purchase 13 banking offices, with approximately $311 million of deposits and $200 million of loans, from Branch Banking and Trust Company and United Carolina Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                      CENTURA BANKS, INC.
                                                      Registrant

Date:  August 13, 1997                            By: /s/Steven J. Goldstein
                                                      ----------------------
                                                      Steven J. Goldstein
                                                      Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


                                   Sequential
Exhibit               Description of Exhibit                            Page No.
--------------------------------------------------------------------------------

4.1   Excerpts from Centura's Articles of Incorporation and Bylaws
      relating to rights of holders of Registrant's capital stock        *(1)

4.2   Specimen certificate of Centura common stock                       *(2)

10.1 Centura Banks, Inc. Omnibus Equity Compensation Plan as amended and Restated Effective April 16, 1997

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

** Included in the electronically-filed document as required

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                               CENTURA BANKS, INC.
                        OMNIBUS EQUITY COMPENSATION PLAN




                                TABLE OF CONTENTS

ARTICLE I - GENERAL PROVISIONS............................................  1

ARTICLE II - DEFINITIONS..................................................  2

ARTICLE III - ADMINISTRATION..............................................  7

ARTICLE IV - INCENTIVE STOCK OPTIONS...................................... 13

ARTICLE V - NONQUALIFIED STOCK OPTIONS.................................... 16

ARTICLE VI - STOCK APPRECIATION RIGHTS.................................... 17

ARTICLE VII - INCIDENTS OF STOCK OPTIONS AND STOCK RIGHTS................. 19

ARTICLE VIII - RESTRICTED STOCK........................................... 22

ARTICLE IX - DEFERRED STOCK............................................... 25

ARTICLE X - STOCK AWARDS.................................................. 28

ARTICLE XI - PERFORMANCE SHARES........................................... 29

ARTICLE XII - OTHER STOCK-BASED AWARDS.................................... 31

ARTICLE XIII - ACCELERATION EVENTS........................................ 33

ARTICLE XIV - AMENDMENT AND TERMINATION................................... 36

ARTICLE XV - MISCELLANEOUS PROVISIONS..................................... 37

                               CENTURA BANKS, INC.
                        OMNIBUS EQUITY COMPENSATION PLAN





                         ARTICLE I - GENERAL PROVISIONS


1.1 The Plan is designed for the benefit of the directors, executives and key employees of the Corporation and its Subsidiaries; to attract and retain for the Corporation and its Subsidiaries personnel of exceptional ability; to motivate such personnel through added incentives to make a maximum contribution to greater profitability; to develop and maintain a highly competent management team; and to be competitive with other companies with respect to executive compensation.

1.2          Awards  under the Plan may be made to  Participants  in the form of
             (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under this Plan and the law.

1.3          The Plan  shall be  effective  November  20,  1990 (the  "Effective
             Date"), as amended and restated effective April 21, 1993, and further amended and restated effective April 16, 1997, subject to the approval of Section 3.16 of the Plan by a majority of the votes cast on the issue by the holders of the Corporation's Common Stock at the first meeting of stockholders at which directors are to be elected that occurs after December 31, 1996.

                            ARTICLE II - DEFINITIONS


DEFINITIONS. Except where the context otherwise indicates, the following definitions apply:

2.1          "Acceleration Event" means the occurrence of an event defined in Article XIII of the Plan.

2.2          "Act" means the  Securities  Exchange  Act of 1934,  as now in effect or as hereafter amended. (All citations to sections of the Act or rules thereunder are to such sections or rules as they may from time to time be amended or renumbered.)

2.3          "Agreement"  means the written  agreement  evidencing  each Award granted to a  Participant  under the Plan.

2.4          "Award"  means an award  granted to a  Participant  in  accordance with the provisions of the Plan, including, but not limited to, a Stock Option, Stock Right, Restricted or Deferred Stock, Stock Award, Performance Share, Other Stock-Based Award, or any combination of the foregoing.

2.5          "Board" means the Board of Directors of the Corporation.

2.6          "Board-Approved Change in Control" shall have the meaning set forth in Section 13.3 of the Plan.

2.7          "Change in Control" shall have the meaning set forth in Section
              13.2 of the Plan.

2.8          "Change in Control Price" shall have the meaning set forth in
              Section 13.9 of the Plan.

2.9          "Code"  means the  Internal  Revenue  Code of 1986,  as now in effect or as hereafter amended. (All citations to sections of the Code are to such sections as they may from time to time be amended or renumbered.)

2.10 "Committee" means the Compensation Committee or such other committee as may be appointed by the Board to administer this Plan pursuant to Article III. Committee members may also be appointed for such limited purposes as may be provided by the Board.

2.11 "Corporation" means Centura Banks, Inc., a North Carolina corporation structured as a registered bank holding company under the Bank Holding Company Act of 1956, as now in effect or as hereafter amended, and its successors and assigns. "Corporation" also means Centura Banks, Inc. and its Subsidiaries, unless the context clearly indicates otherwise.

2.12 "Deferral Period" means the period commencing on the date an Award of Deferred Stock is granted and ending on such date as the Committee shall determine.

2.13 "Deferred Stock" means the stock awarded under Article IX of the Plan.

2.14 "Disability" means disability as determined under procedures established by the Committee or in any Award.

2.15 "Discount Stock Options" means the Nonqualified Stock Options which provide for an exercise price of less than the Fair Market Value of the Stock at the date of the Award.

2.16 "Early Retirement" means retirement from active employment with the Corporation or any Subsidiary, with the express consent of the Committee, pursuant to the early retirement provisions established by the Committee or in any Award.

2.17 "Effective Date" shall have the meaning set forth in Section 1.3 of the Plan.

2.18         "Elective Deferral Period" shall have the meaning set forth in
             Section 9.3 of the Plan.

2.19 "Eligible Participant" means any director, executive or key employee of the Corporation or its Subsidiaries, as shall be determined by the Committee, as well as any other person whose participation the Committee determines is in the best interest of the Corporation, subject to limitations as may be provided by the Code, the Act or the Committee. For purposes of Article IV and Incentive Stock Options that may be granted hereunder, the term "Eligible Participant" shall be limited to an executive or other key employee meeting the qualifications for receipt of an Incentive Stock Option under the provisions of Section 422 of the Code.

2.20 "ERISA" means the Employee Retirement Income Security Act of 1974, as now in effect or as hereafter amended.

2.21 "Fair Market Value" means, with respect to any given day, the closing price of the Stock reported on the New York Stock Exchange for such day, or if the Stock was not traded on the New York Stock Exchange on such day, then on the next day on which the Stock was traded, all as reported by such source as the Committee may select. The Committee may establish an alternative method of determining Fair Market Value.

2.22         "Incentive  Stock  Option" means a Stock Option  granted under
             Article IV of the Plan,  and as defined in Section 422 of the Code.

2.23 "Limited Stock Appreciation Rights" means a Stock Right which is exercisable only in the event of a Change in Control and/or a Potential Change in Control, as described in Section 6.8 of this Plan, which provides for an amount payable solely in cash, equal to the excess of the Stock Appreciation Right Fair Market Value of a share of Stock on the day the Stock Right is surrendered over the price at which a Participant could exercise a related Stock Option to purchase the share of Stock.

2.24         "Nonqualified Stock Option" means a Stock Option granted under
             Article V of the Plan.

2.25 "Normal Retirement" means retirement from active employment with the Corporation or any Subsidiary on or after age 65, or pursuant to such other requirements as may be established by the Committee or in any Award.

2.26         "Option Grant Date" means, as to any Stock Option, the latest of:

             (a) the date on which the Committee grants the Stock Option to the Participant;

             (b) the date the Participant receiving the Stock Option becomes an employee of the Corporation or its Subsidiaries, to the extent employment status is a condition of the grant or a requirement of the Code or the Act; or

             (c) such other date (other than the dates described in (i) and (ii) above) as the Committee may designate.

2.27 "Other Stock-Based Award" means an Award under Article XII of the Plan that is valued in whole or in part by reference to, or is otherwise based on, Stock.

2.28 "Participant" means an Eligible Participant to whom an Award of equity-based compensation has been granted and who has entered into an Agreement evidencing the Award.

2.29 "Performance Share" means an Award under Article XI of the Plan of a unit valued by reference to a designated number of shares of Stock, which value may be paid to the Participant by delivery of such property as the Committee shall determine, including, without limitation, cash, Stock, or any combination thereof, upon achievement of such Performance Objectives during the Performance Period as the Committee shall establish at the time of such Award or thereafter.

2.30         "Performance Objectives" shall have the meaning set forth in
             Article XI of the Plan.

2.31 "Performance Period" shall have the meaning set forth in Article XI of the Plan.

2.32         "Potential Change in Control" shall have the meaning set forth in
             Section 13.4 of the Plan.

2.33 "Plan" means the Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 16, 1997, and as further amended from time to time.

2.34 "Restricted Stock" means an Award of Stock under Article VIII of the Plan, which Stock is issued with the restriction that the holder may not sell, transfer, pledge, or assign such Stock and with such other restrictions as the Committee, in its sole discretion, may impose (including, without limitation, any restriction on the right to vote such Stock, and the right to receive any cash dividends), which restrictions may lapse separately or in combination at such time or times, in installments or otherwise, as the Committee may deem appropriate.

2.35 "Restriction Period" means the period commencing on the date an Award of Restricted Stock is granted and ending on such date as the Committee shall determine.

2.36         "Retirement" means Normal or Early Retirement.

2.37 "Stock" means shares of Common Stock of the Corporation, as may be adjusted pursuant to the provisions of Section 3.11.

2.38         "Stock  Appreciation  Right" means a Stock  Right,  as described in
             Article VI of this Plan, which provides for an amount payable in Stock and/or cash, as determined by the Committee, equal to the excess of the Fair Market Value of a share of Stock on the day the Stock Right is exercised over the price at which the Participant could exercise a related Stock Option to purchase the share of Stock.

2.39         "Stock   Appreciation  Right  Fair  Market  Value"  means  a  value
             established   by  the   Committee  for  the  exercise  of  a  Stock
             Appreciation Right or a Limited Stock Appreciation Right.

2.40 "Stock Award" means an Award of Stock granted in payment of compensation, as provided in Article X of the Plan.

2.41 "Stock Option" means an Award under Article IV or V of the Plan of an option to purchase Stock. A Stock Option may be either an Incentive Stock Option or a Nonqualified Stock Option.

2.42 "Stock Right" means an Award under Article VI of the Plan. A Stock Right may be either a Stock Appreciation Right or a Limited Stock Appreciation Right.

2.43         "Subsidiary" or "Subsidiaries" means:

             (a) for the purpose of an Incentive Stock Option, any corporation (other than the Corporation) in an unbroken chain of corporations beginning with the Corporation if, at the time of the granting of the Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain; and

             (b) for the purposes of all other types of equity-based compensation provided for under the Plan, any corporation (or partnership, joint venture, limited liability company, or other enterprise) of which the Corporation owns or controls, directly or indirectly, fifty percent (50%) or more of the outstanding shares of stock normally entitled to vote for the election of directors (or comparable equity participation and voting power).

2.44 "Termination of Employment" means the discontinuance of employment of a Participant with the Corporation or its Subsidiaries for any reason other than a Transfer. The determination of whether a Participant has discontinued employment shall be made by the Committee in its discretion. In determining whether a Termination of Employment has occurred, the Committee may provide that service as a consultant or service with a business enterprise in which the Corporation has a significant ownership interest shall be treated as employment with the Corporation. The Committee shall have the discretion, exercisable either at the time the Award is granted or at the time the Participant terminates employment, to establish as a provision applicable to the exercise of one or more Awards that during the limited period of exercisability following Termination of Employment, the Award may be exercised not only with respect to the number of shares of Stock for which it is exercisable at the time of the Termination of Employment but also with respect to one or more subsequent installments for which the Award would have become exercisable had the Termination of Employment not occurred.

2.45 "Transfer" means a change of employment of a Participant within the group consisting of the Corporation and its Subsidiaries.

                          ARTICLE III - ADMINISTRATION


3.1 This Plan shall be administered by the Committee. Members of the Committee may vote on any matters affecting the administration of the Plan or the grant of Awards pursuant to the Plan, except that no such member shall act upon the granting of an Award to himself or herself, but any such member may be counted in determining the existence of a quorum at any meeting of the Committee or Board during which action is taken with respect to the granting of an Award to such member. The Committee, in its discretion, may delegate to one or more of its members such of its powers as it deems appropriate. The Committee also may limit the power of any member to the extent necessary to comply with Rule 16b-3 under the Act or any other law. Members of the Committee shall be appointed originally, and as vacancies occur, by the Board, to serve at the pleasure of the Board. The Board may serve as the Committee, if by the terms of the Plan all Board members are otherwise eligible to serve on the Committee.

3.2          The Committee shall meet at such times and places as it determines.
             A majority of its members shall constitute a quorum, and the decision of a majority of those present at any meeting at which a quorum is present shall constitute the decision of the Committee. A memorandum signed by all of its members shall constitute the decision of the Committee without necessity, in such event, for holding an actual meeting.

3.3 The Committee shall have the exclusive right to interpret, construe and administer the Plan, to select the persons who are eligible to receive an Award, and to act in all matters pertaining to the granting of an Award and the contents of the Agreement evidencing the Award, including, without limitation, the determination of the number of Stock Options, Stock Rights, shares of Stock or
             Performance Shares subject to an Award and the form, terms, conditions and duration of each Award, and any amendment thereof consistent with the provisions of the Plan. All acts, determinations and decisions of the Committee made or taken pursuant to grants of authority under the Plan or with respect to any questions arising in connection with the administration and interpretation of the Plan, including the severability of any and all of the provisions thereof, shall be conclusive, final and binding upon all Participants, Eligible Participants and their beneficiaries.

3.4 The Committee may adopt such rules, regulations and procedures of general application for the administration of this Plan, as it deems appropriate.

3.5 Without limiting the foregoing Sections 3.1, 3.2, 3.3 and 3.4, and notwithstanding any other provisions of the Plan, the Committee is authorized to take such action as it determines to be necessary or advisable, and fair and equitable to Participants, with respect to an Award in the event of an Acceleration Event as defined in
             Article XIII. Such action may include, but shall not be limited to, establishing, amending or waiving the forms, terms, conditions and duration of an Award and the Award Agreement, so as to provide for earlier, later, extended or additional times for exercise or payments, differing methods for calculating payments, alternate forms and amounts of payment, an accelerated release of restrictions or other modifications. The Committee may take such actions pursuant to this Section 3.5 by adopting rules and regulations of general applicability to all Participants or to certain categories of Participants, by including, amending or waiving terms and conditions in an Award and the Award Agreement, or by taking action with respect to individual Participants.

3.6 The aggregate number of shares of Stock which are subject to an Award under the Plan shall be one million five hundred thousand (1,500,000) shares, plus four percent (4%) of any increase, other than any increase due to Awards under this Plan or any other similar plan of the Corporation, in the number of authorized and issued shares of Stock above the number of authorized and outstanding shares as of the Effective Date. Such shares of Stock shall be made available from authorized and unissued shares of the Corporation.

             (a) If, for any reason, any shares of Stock or Performance Shares awarded or subject to purchase under the Plan are not delivered or purchased, or are reacquired by the Corporation, for reasons including, but not limited to, a forfeiture of Restricted Stock or termination, expiration or cancellation of a Stock Option, Stock Right or Performance Share, or any other termination of an Award without payment being made in the form of Stock (whether or not Restricted Stock), such shares of Stock or Performance Shares shall not be charged against the aggregate number of shares of Stock available for Award under the Plan, and shall again be available for Award under the Plan.

             (b) For all purposes under the Plan, each Performance Share awarded shall be counted as one share of Stock subject to an Award.

             (c) To the extent a Stock Right granted in connection with a Stock Option is exercised without payment being made in the form of Stock (whether or not Restricted Stock), the shares of Stock which otherwise would have been issued upon the exercise of such related Stock Option shall not be charged against the aggregate number of shares of Stock subject to an Award under the Plan, and shall again be available for Award under the Plan.

3.7 Each Award granted under the Plan shall be evidenced by a written Award Agreement. Each Award Agreement shall be subject to and incorporate (by reference or otherwise) the applicable terms and conditions of the Plan, and any other terms and conditions (not inconsistent with the Plan) required by the Committee.

3.8 The Corporation shall not be required to issue or deliver any certificates for shares of Stock prior to:

             (a) the listing of such shares on any stock exchange on which the Stock may then be listed; and

             (b) the completion of any registration or qualification of such shares of Stock under any federal or state law, or any ruling or regulation of any government body which the Corporation shall, in its discretion, determine to be necessary or advisable.

3.9 All certificates for shares of Stock delivered under the Plan shall also be subject to such stop-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed and any applicable federal or state laws, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions. In making such determination, the Committee may rely upon an opinion of counsel for the Corporation.

3.10         Subject to the  restrictions  on Restricted  Stock,  as provided in
             Article VIII of the Plan and in the Restricted Stock Award Agreement, each Participant who receives an Award of Restricted Stock shall have all of the rights of a stockholder with respect to such shares of Stock, including the right to vote the shares to the extent, if any, such shares possess voting rights and receive dividends and other distributions. Except as provided otherwise in the Plan or in an Award Agreement, no Participant awarded a Stock Option, Stock Right, Deferred Stock, Stock Award or Performance Share shall have any right as a stockholder with respect to any shares of Stock covered by his or her Stock Option, Stock Right, Deferred Stock, Stock Award or Performance Share prior to the date of issuance to him or her of a certificate or certificates for such shares of Stock.

3.11 If any reorganization, recapitalization, reclassification, stock split-up, stock dividend, or consolidation of shares of Stock, merger or consolidation of the Corporation or its Subsidiaries or sale or other disposition by the Corporation or its Subsidiaries of all or a portion of its assets, any other change in the Corporation's or its Subsidiaries' corporate structure, or any distribution to stockholders other than a cash dividend results in the outstanding shares of Stock, or any securities exchanged therefor or received in their place, being exchanged for a different number or class of shares of Stock or other securities of the Corporation, or for shares of Stock or other securities of any other corporation; or new, different or additional shares or other securities of the Corporation or of any other corporation being received by the holders of outstanding shares of Stock, then equitable adjustments shall be made by the Committee in:

             (a) the limitation of the aggregate number of shares of Stock that may be awarded as set forth in Sections 3.6, 3.16, and 4.1(e) (to the extent permitted under Section 422 of the Code) of the Plan;

             (b) the number and class of Stock that may be subject to an Award, and which have not been issued or transferred under an outstanding Award;

             (c) the purchase price to be paid per share of Stock under outstanding Stock Options and the number of shares of Stock to be transferred in settlement of outstanding Stock Rights; and

             (d) the terms, conditions or restrictions of any Award and Award Agreement, including the price payable for the acquisition of Stock; provided, however, that all adjustments made as the result of the foregoing in respect of each Incentive Stock Option shall be made so that such Stock Option shall continue to be an Incentive Stock Option, as defined in Section 422 of the Code.

3.12 In addition to such other rights of indemnification as they may have as directors or as members of the Committee, the members of the Committee shall be indemnified by the Corporation against reasonable expenses, including attorney's fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Award granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Corporation) or paid by them in satisfaction of a judgment or settlement in any such action, suit or proceeding, except as to matters as to which the Committee member has been negligent or engaged in misconduct in the performance of his duties; provided, that within sixty (60) days after institution of any such action, suit or proceeding, a Committee member shall in writing offer the Corporation the opportunity, at its own expense, to handle and defend the same.

3.13 The Committee may require each person purchasing shares of Stock pursuant to a Stock Option or other Award under the Plan to represent to and agree with the Corporation in writing that he is acquiring the shares of Stock without a view to distribution thereof. The certificates for such shares of Stock may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

3.14 The Committee shall be authorized to make adjustments in a performance based criteria or in the terms and conditions of other Awards in recognition of unusual or nonrecurring events affecting the Corporation (or any Subsidiary, if applicable) or its financial statements or changes in applicable laws, regulations or accounting principles. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award Agreement in the manner and to the extent it shall deem desirable to carry it into effect. In the event the Corporation (or any Subsidiary, if applicable) shall assume outstanding employee benefit awards or the right or obligation to make future such awards in connection with the acquisition of another corporation or business entity, the Committee may, in its discretion, make such adjustments in the terms of Awards under the Plan as it shall deem appropriate.

3.15 The Committee shall have full power and authority to determine whether, to what extent and under what circumstances, any Award shall be canceled or suspended. In particular, but without limitation, all outstanding Awards to any Participant shall be canceled if (a) the Participant, without the consent of the Committee, while employed by the Corporation or any Subsidiary or after termination of such employment, becomes associated with, employed by, renders services to, or owns any interest in (other than any nonsubstantial interest, as determined by the Committee), any business that is in competition with the Corporation or with any business in which the Corporation and/or its Subsidiaries have a substantial interest as determined by the Committee; or (b) is terminated for cause as determined by the Committee.

3.16 Subject to the limitations of Section 3.6, and pursuant to the requirements of section 162(m) of the Code and the regulations promulgated thereunder, and to the extent required thereunder, the maximum number of shares of Stock with respect to which an Award or Awards of Stock Options and/or Stock Rights under the Plan may be granted during any calendar year to any employee shall be fifty thousand (50,000) shares; provided, however, that if the number of shares of Stock with respect to which an Award or Awards of Stock Options and/or Stock Rights under the Plan are granted during a calendar year to any employee is less than fifty thousand (50,000) shares, or if no Award of Stock Options and/or Stock Rights under the Plan is granted during any calendar year to such employee, then the amount of such shortfall shall be carried forward and added to the maximum number of shares of Stock with respect to which an Award or Awards of Stock Options and/or Stock Rights under the Plan may be granted in a subsequent calendar year to such employee.

                      ARTICLE IV - INCENTIVE STOCK OPTIONS


4.1 Each provision of this Article IV and of each Incentive Stock Option granted hereunder shall be construed in accordance with the provisions of Section 422 of the Code, and any provision hereof that cannot be so construed shall be disregarded. Incentive Stock Options shall be granted only to Eligible Participants, each of whom may be granted one or more such Incentive Stock Options at such time or times determined by the Committee following the Effective Date until November 20, 2000, subject to the following conditions:

             (a) The Incentive Stock Option price per share of Stock shall be set in the Award Agreement, but shall not be less than one hundred percent (100%) of the Fair Market Value of the Stock at the time of the Option Grant Date.

             (b) The Incentive Stock Option and its related Stock Right, if any, may be exercised in full or in part from time to time within ten (10) years from the Option Grant Date, or such shorter period as may be specified by the Committee in the Award; provided, that in any event, the Incentive Stock Option and related Stock Right shall lapse and cease to be exercisable upon, or within such period following, a Termination of Employment as shall have been determined by the Committee and as specified in the Incentive Stock Option Award Agreement or its related Stock Right Award Agreement; provided, however, that such period following a Termination of Employment shall not exceed three (3) months unless employment shall have terminated:

                      (i) as a result of death or Disability, in which event, such period shall not exceed one year after the date of death or Disability; and

                      (ii) as a result of death, if death shall have occurred following a Termination of Employment and while the Incentive Stock Option or Stock Right was still exercisable, in which event, such period shall not exceed one year after the date of death;

                      provided, further, that such period following a Termination of Employment shall in no event extend the original exercise period of the Incentive Stock Option or any related Stock Right.

             (c) The aggregate Fair Market Value, determined as of the Option Grant Date, of the shares of Stock with respect to which Incentive Stock Options are first exercisable during any calendar year by any Eligible Participant shall not exceed one hundred thousand dollars ($100,000); provided, however, to the extent permitted under Section 422 of the
                      Code:

                      (i) if a Participant's employment is terminated by reason of death, Disability or Retirement and the portion of any Incentive Stock Option that is otherwise exercisable during the post-termination period applied without regard to the one hundred thousand dollar ($100,000) limitation contained in
                              Section  422 of  the  Code  is  greater  than  the
                              portion of such option that is immediately exercisable as an Incentive Stock Option during such post-termination period under Section 422, such excess shall be treated as a Nonqualified Stock Option; and

                      (ii) if the exercise of an Incentive Stock Option is accelerated by reason of an Acceleration Event, any portion of such Award that is not exercisable as an Incentive Stock Option by reason of the one hundred thousand dollar ($100,000) limitation contained in Section 422 of the Code shall be treated as a Nonqualified Stock Option.

             (d) Incentive Stock Options shall be granted only to an Eligible Participant who, at the time of the Option Grant Date, does not own stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation; provided, however, the foregoing restriction shall not apply if at the time of the Option Grant Date the option price is at least one hundred ten percent (110%) of the Fair Market Value of the Stock subject to the Incentive Stock Option and such Incentive Stock Option by its terms is not exercisable after the expiration of five (5) years from the Option Grant Date.

             (e) Subject to the limitations of Section 3.6, the maximum number of shares of Stock subject to Incentive Stock Option Awards shall be one hundred thousand (100,000).

             (f) The Committee may adopt any other terms and conditions which it determines should be imposed for the Incentive Stock Option to qualify under Section 422 of the Code, as well as any other terms and conditions not inconsistent with this Article IV as determined by the Committee.

4.2 The Committee may at any time offer to buy out for a payment in cash, Stock, Deferred Stock or Restricted Stock an Incentive Stock Option previously granted, based on such terms and conditions as the Committee shall establish and communicate to the Participant at the time that such offer is made.

4.3 If the Incentive Stock Option Award Agreement so provides, the Committee may require that all or part of the shares of Stock to be issued upon the exercise of an Incentive Stock Option shall take the form of Deferred or Restricted Stock, which shall be valued on the date of exercise, as determined by the Committee, on the basis of the Fair Market Value of such Deferred Stock or Restricted Stock determined without regard to the deferral limitations and/or forfeiture restrictions involved.

                     ARTICLE V - NONQUALIFIED STOCK OPTIONS


5.1 One or more Stock Options may be granted as Nonqualified Stock Options to Eligible Participants to purchase shares of Stock at such time or times determined by the Committee, following the Effective Date, subject to the terms and conditions set forth in this Article V.

5.2 The Nonqualified Stock Option price per share of Stock shall be established in the Award Agreement and may be less than one hundred percent (100%) of the Fair Market Value at the time of the grant, or at such later date as the Committee shall determine.

5.3 The Nonqualified Stock Option and its related Stock Right, if any, may be exercised in full or in part from time to time within such period as may be specified by the Committee or in the Award
             Agreement; provided, that, in any event, the Nonqualified Stock Option and the related Stock Right shall lapse and cease to be exercisable upon, or within such period following, Termination of Employment as shall have been determined by the Committee and as specified in the Nonqualified Stock Option Award Agreement or Stock Right Award Agreement; provided, however, that such period following Termination of Employment shall not exceed three (3) months unless employment shall have terminated:

             (a) as a result of Retirement or Disability, in which event, such period shall not exceed one year after the date of Retirement or Disability, or within such longer period as the Committee may specify; and

             (b) as a result of death, or if death shall have occurred following a Termination of Employment and while the Nonqualified Stock Option or Stock Right was still exercisable, in which event, such period may exceed one year after the date of death, as provided by the Committee or in the Award Agreement.

5.4 The Nonqualified Stock Option Award Agreement may include any other terms and conditions not inconsistent with this
             Article V or in Article VII, as determined by the Committee.

                     ARTICLE VI - STOCK APPRECIATION RIGHTS


6.1 A Stock Appreciation Right may be granted to an Eligible Participant in connection with an Incentive Stock Option or a Nonqualified Stock Option granted under Article IV or Article V of this Plan, or may be granted independent of any related Stock Option.

6.2 A related Stock Appreciation Right shall entitle a holder of a Stock Option, within the period specified for the exercise of the Stock Option, to surrender the unexercised Stock Option (or a portion thereof) and to receive in exchange therefor a payment in cash or shares of Stock having an aggregate value equal to the amount by which the Fair Market Value of each share of Stock exceeds the Stock Option price per share of Stock, times the number of shares of Stock under the Stock Option, or portion thereof, which is surrendered.

6.3 Each related Stock Appreciation Right granted hereunder shall be subject to the same terms and conditions as the related Stock Option, including limitations on transferability, if any, and shall be exercisable only to the extent such Stock Option is exercisable and shall terminate or lapse and cease to be exercisable when the related Stock Option terminates or lapses. The grant of Stock Appreciation Rights related to Incentive Stock Options must be concurrent with the grant of the Incentive Stock Options. With respect to Nonqualified Stock Options, the grant either may be concurrent with the grant of the Nonqualified Stock Options, or in connection with Nonqualified Stock Options previously granted under
             Article V, which are unexercised and have not terminated or lapsed.

6.4 The Committee shall have sole discretion to determine in each case whether the payment with respect to the exercise of a Stock Appreciation Right will be in the form of all cash, all Stock, or any combination thereof. If payment is to be made in Stock, the number of shares of Stock shall be determined based on the Fair Market Value of the Stock on the date of exercise. If the Committee elects to make full payment in Stock, no fractional shares of Stock shall be issued and cash payments shall be made in lieu of fractional shares.

6.5 The Committee shall have sole discretion as to the timing of any payment made in cash, Stock, or a combination thereof, upon exercise of Stock Appreciation Rights. Payment may be made in a lump sum, in annual installments or may be otherwise deferred; and the Committee shall have sole discretion to determine whether any deferred payments may bear amounts equivalent to interest or cash dividends.

6.6 Upon exercise of a Stock Appreciation Right, the number of shares of Stock subject to exercise under any related Stock Option shall automatically be reduced by the number of shares of Stock represented by the Stock Option or portion thereof which is surrendered.

6.7 The Committee, in its sole discretion, may also provide that, in the event of a Change in Control and/or a Potential Change in Control, the amount to be paid upon the exercise of a Stock Appreciation Right or Limited Stock Appreciation Right shall be based on the Change in Control Price, subject to such terms and conditions as the Committee may specify at grant.

6.8          In its sole  discretion,  the  Committee  may grant  Limited  Stock
             Appreciation Rights under this Article VI. Limited Stock Appreciation Rights become exercisable only in the event of a Change in Control and/or a Potential Change in Control, subject to such terms and conditions as the Committee, in its sole discretion, may specify at grant. Such Limited Stock Appreciation Rights shall be settled solely in cash. A Limited Stock Appreciation Right shall entitle the holder of the related Stock Option to surrender such Stock Option, or any portion thereof, to the extent unexercised in respect of the number of shares of Stock as to which such Limited Stock Appreciation Right is exercised, and to receive a cash payment equal to the difference between (a) the Stock Appreciation Right Fair Market Value (at the date of surrender) of a share of Stock for which the surrendered Stock Option or portion thereof is then exercisable, and (b) the price at which a Participant could exercise a related Stock Option to purchase the share of Stock. Such Stock Option shall, to the extent so surrendered, thereupon cease to be exercisable. A Limited Stock Appreciation Right shall be subject to such further terms and conditions as the Committee shall, in its sole discretion, deem appropriate.

            ARTICLE VII - INCIDENTS OF STOCK OPTIONS AND STOCK RIGHTS


7.1 Each Stock Option and Stock Right shall be granted subject to such terms and conditions, if any, not inconsistent with this Plan, as shall be determined by the Committee, including any provisions as to continued employment as consideration for the grant or exercise of such Stock Option or Stock Right and any provisions which may be advisable to comply with applicable laws, regulations or rulings of any governmental authority.

7.2 An Incentive Stock Option and its related Stock Right, if any, shall not be transferable by the Participant other than by will or by the laws of descent and distribution, and shall be exercisable during the lifetime of the Participant only by him or by his guardian or legal representative. A Nonqualified Stock Option and its related Stock Right, if any, shall be subject to the transferability and exercisability restrictions of the immediately preceding sentence unless otherwise determined by the Committee, in its sole discretion, and set forth in the applicable Award Agreement. Nonqualified Stock Options and their related Stock Rights, if any, granted prior to the effectiveness of this Section may be amended to provide for their transferability to the extent, if any, determined by the Committee, in its sole discretion.

7.3 Shares of Stock purchased upon exercise of a Stock Option shall be paid for in such amounts, at such times and upon such terms as shall be determined by the Committee, subject to limitations set forth in the Stock Option Award Agreement. Without limiting the foregoing, the Committee may establish payment terms for the exercise of Stock Options which permit the Participant to deliver shares of Stock (or other evidence of ownership of Stock satisfactory to the Corporation) with a Fair Market Value equal to the Stock Option price as payment.

7.4 No cash dividends shall be paid on shares of Stock subject to unexercised Stock Options. The Committee may provide, however, that a Participant to whom a Stock Option has been granted which is exercisable in whole or in part at a future time for shares of Stock shall be entitled to receive an amount per share equal in value to the cash dividends, if any, paid per share on issued and outstanding Stock, as of the dividend record dates occurring during the period between the date of the grant and the time each such share of Stock is delivered pursuant to exercise of such Stock Option or the related Stock Right. Such amounts (herein called "dividend equivalents") may, in the discretion of the Committee, be:

             (a) paid in cash or Stock either from time to time prior to, or at the time of the delivery of, such Stock, or upon expiration of the Stock Option if it shall not have been fully exercised; or

             (b) converted into contingently credited shares of Stock (with respect to which dividend equivalents may accrue) in such manner, at such value, and deliverable at such time or times, as may be determined by the Committee.

             Such Stock (whether delivered or contingently credited) shall be charged against the limitations set forth in Section 3.6.

7.5 The Committee, in its sole discretion, may authorize payment of interest equivalents on dividend equivalents which are payable in cash at a future time.

7.6          In the  event of  death  or  Disability,  the  Committee,  with the consent of the Participant or his legal representative, may authorize payment, in cash or in Stock, or partly in cash and partly in Stock, as the Committee may direct, of an amount equal to the difference at the time between the Fair Market Value of the Stock subject to a Stock Option and the Option price in consideration of the surrender of the Stock Option.

7.7 If a Participant is required to pay to the Corporation an amount with respect to income and employment tax withholding obligations in connection with exercise of a Nonqualified Stock Option, and/or with respect to certain dispositions of Stock acquired upon the exercise of an Incentive Stock Option, the Committee, in its discretion and subject to such rules as it may adopt, may permit the Participant to satisfy the obligation, in whole or in part, by making an irrevocable election that a portion of the total Fair Market Value of the shares of Stock subject to the Nonqualified Stock Option and/or with respect to certain dispositions of Stock acquired upon the exercise of an Incentive Stock Option, be paid in the form of cash in lieu of the issuance of Stock and that such cash payment be applied to the satisfaction of the withholding obligations. The amount to be withheld shall not exceed the statutory minimum Federal and State income and employment tax liability arising from the Stock Option exercise transaction.

7.8 The Committee may permit the voluntary surrender of all or a portion of any Stock Option granted under the Plan to be conditioned upon the granting to the Participant of a new Stock Option for the same or a different number of shares of Stock as the Stock Option surrendered, or may require such voluntary surrender as a condition precedent to a grant of a new Stock Option to such Participant. Subject to the provisions of the Plan, such new Stock Option shall be exercisable at the same price, during such period and on such other terms and conditions as are specified by the Committee at the time the new Stock Option is granted. Upon surrender, the Stock Options surrendered shall be canceled and the shares of Stock previously subject to them shall be available for the grant of other Stock Options.

                         ARTICLE VIII - RESTRICTED STOCK


8.1 Restricted Stock Awards may be made to certain Participants as an incentive for the performance of future services that will contribute materially to the successful operation of the Corporation and its Subsidiaries. Awards of Restricted Stock may be made either alone, in addition to or in tandem with other Awards granted under the Plan and/or cash payments made outside of the Plan.

8.2          With respect to Awards of Restricted Stock, the Committee shall:

             (a) determine the purchase price, if any, to be paid for such Restricted Stock, which may be equal to or less than par value and may be zero, subject to such minimum consideration as may be required by applicable law;

             (b)      determine the length of the Restriction Period;

             (c)      determine  any   restrictions   applicable  to  the
                      Restricted Stock such as service or performance, other than those set forth in this Article VIII;

             (d) determine if the restrictions shall lapse as to all shares of Restricted Stock at the end of the Restriction Period or as to a portion of the shares of Restricted Stock in installments during the Restriction Period; and

             (e) determine if dividends and other distributions on the Restricted Stock are to be paid currently to the
                      Participant or withheld by the Corporation or its Subsidiaries for the account of the Participant.

8.3 Awards of Restricted Stock must be accepted within a period of sixty (60) days (or such shorter periods as the Committee may specify at grant) after the Award date, by executing a Restricted Stock Award Agreement and paying whatever price
             (if any) is required.

             The prospective recipient of a Restricted Stock Award shall not have any rights with respect to such Award, unless such recipient has executed a Restricted Stock Award Agreement and has delivered a fully executed copy thereof to the Committee, and has otherwise complied with the applicable terms and conditions of such Award.

8.4 Except when the Committee determines otherwise, or as otherwise provided in the Restricted Stock Award Agreement, if a Participant terminates employment with the Corporation or its Subsidiaries for any reason before the expiration of the Restriction Period, all shares of Restricted Stock still subject to restriction shall be forfeited by the Participant and shall be reacquired by the Corporation.

8.5 Except as otherwise provided in this Article VIII, no shares of Restricted Stock received by a Participant shall be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of during the Restriction Period.

8.6 To the extent not otherwise provided in a Restricted Stock Award Agreement, in cases of death, Disability or Retirement or in cases of special circumstances, the Committee, if it finds that a waiver would be appropriate, may elect to waive any or all remaining restrictions with respect to such Participant's Restricted Stock.

8.7 In the event of hardship or other special circumstances of a Participant whose employment with the Corporation or any Subsidiary is involuntarily terminated (other than for cause), the Committee may waive in whole or in part any or all remaining restrictions with respect to any or all of the Participant's Restricted Stock, based on such factors and criteria as the Committee may deem appropriate.

8.8 The certificates representing shares of Restricted Stock may either:

             (a) be held in custody by the Corporation until the Restriction Period expires or until restrictions thereon otherwise lapse, and the Participant shall deliver to the Corporation a stock power endorsed in blank relating to the Restricted Stock; and/or

             (b) be issued to the Participant and registered in the name of the Participant, and shall bear an appropriate restrictive legend and shall be subject to appropriate stop-transfer orders.

8.9 Except as provided in this Article VIII, a Participant receiving a Restricted Stock Award shall have, with respect to the shares of Restricted Stock covered by any Award, all of the rights of a shareholder of the Corporation, including the right to vote the shares, to the extent, if any, such shares possess voting rights, and the right to receive any dividends; provided, however, the Committee may require that any dividends on such shares of Restricted Stock shall be automatically deferred and reinvested in additional Restricted Stock subject to the same restrictions as the underlying Award, or may require that dividends and other distributions on Restricted Stock shall be withheld by the Corporation or its Subsidiaries for the account of the Participant. The Committee shall determine whether interest shall be paid on amounts withheld, the rate of any such interest, and the other terms applicable to such withheld amounts.

8.10 If and when the Restriction Period expires without a prior forfeiture of the Restricted Stock subject to such Restriction Period, unrestricted certificates for such shares shall be delivered to the Participant.

8.11 In order to better ensure that Award payments actually reflect the performance of the Corporation and its Subsidiaries and the service of the Participant, the Committee may provide, in its sole discretion, for a tandem performance-based or other Award designed to guarantee a minimum value, payable in cash or Stock to the recipient of a Restricted Stock Award, subject to such performance, future service, deferral and other terms and conditions as may be specified by the Committee.

                           ARTICLE IX - DEFERRED STOCK


9.1 Shares of Deferred Stock (together with cash dividend equivalents, if so determined by the Committee) may be issued either alone or in addition to other Awards granted under the Plan in the discretion of the Committee. The Committee shall determine the individuals to whom, and the time or times at which, such Awards will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient of a Deferred Stock Award, the time or times within which such Awards may be subject to forfeiture, and all other conditions of the Awards. The Committee may condition Awards of Deferred Stock upon the attainment of specified performance goals or such other factors or criteria as the Committee may determine.

9.2 Deferred Stock Awards shall be subject to the following terms and conditions:

             (a) Subject to the provisions of this Plan and the applicable Award Agreement, Deferred Stock Awards may not be sold, transferred, pledged, assigned or otherwise encumbered during the Deferral Period. At the expiration of the Deferral Period (or the Elective Deferral Period defined in Section 9.3), share certificates shall be delivered to the Participant, or his legal representative, in a number equal to the number of shares of Stock covered by the Deferred Stock Award.

                      Based on service, performance and/or such other factors or criteria as the Committee may determine, the Committee, however, at or after grant, may accelerate the vesting of all or any part of any Deferred Stock Award and/or waive the deferral limitations for all or any part of such Award.

             (b) Unless otherwise determined by the Committee, amounts equal to any dividends that would have been payable during the Deferral Period with respect to the number of shares of Stock covered by a Deferred Stock Award if such shares of Stock had been outstanding shall be automatically deferred and deemed to be reinvested in additional Deferred Stock, subject to the same deferral limitations as the underlying Award.

             (c) Except to the extent otherwise provided in this Plan or in the applicable Award Agreement, upon Termination of Employment during the Deferral Period for a given Award, the Deferred Stock covered by such Award shall be forfeited by the Participant; provided, however, the Committee may provide for accelerated vesting in the event of Termination of Employment due to death, Disability or Retirement, or in the event of hardship or other special circumstances as the Committee deems appropriate.

             (d) The Committee may require that a designated percentage of the total Fair Market Value of the shares of Deferred Stock held by one or more Participants be paid in the form of cash in lieu of the issuance of Stock and that such cash payment be applied to the satisfaction of the federal and state income and employment tax withholding obligations that arise at the time the Deferred Stock becomes free of all restrictions. The designated percentage shall be equal to the income and employment tax withholding rate in effect at the time under federal and applicable state laws.

             (e) The Committee may provide one or more Participants subject to the mandatory cash payment with an election to receive an additional percentage of the total value of the Deferred Stock in the form of a cash payment in lieu of the issuance of Deferred Stock. The additional percentage shall not exceed the difference between fifty percent (50%) and the designated percentage cash payment.

             (f) The Committee may impose such further terms and conditions on partial cash payments with respect to Deferred Stock as it deems appropriate.

9.3 A Participant may elect to further defer receipt of Deferred Stock for a specified period or until a specified event (the "Elective Deferral Period"), subject in each case to the Committee's approval and to such terms as are determined by the Committee. Subject to any exceptions adopted by the Committee, such election must generally be made at least twelve (12) months prior to completion of the Deferral Period for the Deferred Stock Award in question (or for the applicable installment of such an Award).

9.4 Each Award shall be confirmed by, and subject to the terms of, a Deferred Stock Award Agreement.

9.5 In order to better ensure that the Award actually reflects the performance of the Corporation or its Subsidiaries and the service of the Participant, the Committee may provide, in its sole discretion, for a tandem performance-based or other Award designed to guarantee a minimum value, payable in cash or Stock to the recipient of a Deferred Stock Award, subject to such performance, future service, deferral and other terms and conditions as may be specified by the Committee.

                            ARTICLE X - STOCK AWARDS


10.1 A Stock Award shall be granted only in payment of compensation that has been earned or as compensation to be earned, including, without limitation, compensation awarded concurrently with or prior to the grant of the Stock Award.

10.2 For the purposes of this Plan, in determining the value of a Stock Award, all shares of Stock subject to such Stock Award shall be valued at not less than one hundred percent (100%) of the Fair Market Value of such shares of Stock on the date such Stock Award is granted, regardless of whether or when such shares of Stock are issued or transferred to the Participant and whether or not such shares of Stock are subject to restrictions which affect their value.

10.3 Shares of Stock subject to a Stock Award may be issued or transferred to the Participant at the time the Stock Award is granted, or at any time subsequent thereto, or in installments from time to time, as the Committee shall determine. If any such issuance or transfer shall not be made to the Participant at the time the Stock Award is granted, the Committee may provide for payment to such Participant, either in cash or shares of Stock, from time to time or at the time or times such shares of Stock shall be issued or transferred to such Participant, of amounts not exceeding the dividends which would have been payable to such Participant in respect of such shares of Stock (as adjusted under Section 3.11) if such shares of Stock had been issued or transferred to such Participant at the time such Stock Award was granted. Any issuance payable in shares of Stock under the terms of a Stock Award may, at the discretion of the Committee, be paid in cash on each date on which delivery of shares of Stock would otherwise have been made, in an amount equal to the Fair Market Value on such date of the shares of Stock which would otherwise have been delivered.

10.4 A Stock Award shall be subject to such terms and conditions, including, without limitation, restrictions on the sale or other disposition of the Stock Award or of the shares of Stock issued or transferred pursuant to such Stock Award, as the Committee shall determine; provided, however, that upon the issuance or transfer of shares pursuant to a Stock Award, the Participant, with respect to such shares of Stock, shall be and become a shareholder of the Corporation fully entitled to receive dividends, to vote, to the extent, if any, such shares possess voting rights, and to exercise all other rights of a shareholder except to the extent otherwise provided in the Stock Award. Each Stock Award shall be evidenced by a written Award Agreement in such form as the Committee shall determine.

                         ARTICLE XI - PERFORMANCE SHARES


11.1 Awards of Performance Shares may be made to certain Participants as an incentive for the performance of future services that will contribute materially to the successful operation of the Corporation and its Subsidiaries. Awards of Performance Shares may be made either alone, in addition to or in tandem with other Awards granted under the Plan and/or cash payments made outside of the Plan.

11.2 With respect to Awards of Performance Shares, which may be issued for no consideration or such minimum consideration as is required by applicable law, the Committee shall:

             (a) determine and designate from time to time those Participants to whom Awards of Performance Shares are to be made;

             (b) determine the performance period (the "Performance Period") and/or performance objectives (the "Performance Objectives") applicable to such Awards;

             (c)      determine the form of settlement of a Performance Share;
                      and

             (d) generally determine the terms and conditions of each such Award. At any date, each Performance Share shall have a value equal to the Fair Market Value, determined as set forth in Section 2.15.

11.3         Performance  Periods may overlap,  and Participants may participate
             simultaneously   with  respect  to  Performance  Shares  for  which
             different Performance Periods are prescribed.

11.4 The Committee shall determine the Performance Objectives of Awards of Performance Shares. Performance Objectives may vary from Participant to Participant and between Awards and shall be based upon such performance criteria or combination of factors as the Committee may deem appropriate, including for example, but not limited to, minimum earnings per share or return on equity. If during the course of a Performance Period there shall occur significant events which the Committee expects to have a substantial effect on the applicable Performance Objectives during such period, the Committee may revise such Performance Objectives.

11.5 The Committee shall determine for each Participant the number of Performance Shares which shall be paid to the Participant if the applicable Performance Objectives are exceeded or met in whole or in part.

11.6         If a Participant  terminates  service with the  Corporation  or its
             Subsidiaries during a Performance Period because of death, Disability, Retirement or under other circumstances in which the Committee in its discretion finds that a waiver would be appropriate, that Participant, as determined by the Committee, may be entitled to a payment of Performance Shares at the end of the Performance Period based upon the extent to which the Performance Objectives were satisfied at the end of such period and pro rated for the portion of the Performance Period during which the Participant was employed by the Corporation or any Subsidiary; provided, however, the Committee may provide for an earlier payment in settlement of such Performance Shares in such amount and under such terms and conditions as the Committee deems appropriate or desirable. If a Participant terminates service with the Corporation or its Subsidiaries during a Performance Period for any other reason, then such Participant shall not be entitled to any payment with respect to that Performance Period unless the Committee shall otherwise determine.

11.7 Each Award of a Performance Share shall be paid in whole shares of Stock, or cash, or a combination of Stock and cash as the Committee shall determine, with payment to be made as soon as practicable after the end of the relevant Performance Period.

11.8 The Committee shall have the authority to approve requests by Participants to defer payment of Performance Shares on terms and conditions approved by the Committee and set forth in a written Award Agreement between the Participant and the Corporation or its Subsidiaries entered into in advance of the time of receipt or constructive receipt of payment by the Participant.

                     ARTICLE XII - OTHER STOCK-BASED AWARDS


12.1 Other awards of Stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, Stock ("Other Stock-Based Awards"), including, without limitation, convertible preferred stock, convertible debentures, exchangeable securities, phantom stock and Stock awards or options valued by reference to book value or performance, may be granted either alone or in addition to or in tandem with Stock Options, Stock Rights, Restricted Stock, Deferred Stock or Stock Awards granted under the Plan and/or cash awards made outside of the Plan.

             Subject to the provisions of the Plan, the Committee shall have authority to determine the Eligible Participants to whom and the time or times at which such Awards shall be made, the number of shares of Stock subject to such Awards, and all other conditions of the Awards. The Committee also may provide for the grant of shares of Stock upon the completion of a specified Performance Period.

             The provisions of Other Stock-Based Awards need not be the same with respect to each recipient.

12.2 Other Stock-Based Awards made pursuant to this Article XII shall be subject to the following terms and conditions:

             (a) Subject to the provisions of this Plan and the Award Agreement, shares of Stock subject to Awards made under this Article XII may not be sold, assigned, transferred, pledged or otherwise encumbered prior to the date on which the shares are issued, or, if later, the date on which any applicable restriction, performance or deferral period lapses.

             (b) Subject to the provisions of this Plan and the Award Agreement and unless otherwise determined by the Committee at the time of the Award, the recipient of an Award under this Article XII shall be entitled to receive, currently or on a deferred basis, interest or dividends or interest or dividend equivalents with respect to the number of shares covered by the Award, as determined at the time of the Award by the Committee, in its sole discretion, and the Committee may provide that such amounts (if any) shall be deemed to have been reinvested in additional Stock or otherwise reinvested.

             (c) Any Award under this Article XII and any Stock covered by any such Award shall vest or be forfeited to the extent so provided in the Award Agreement, as determined by the Committee, in its sole discretion.

             (d) Upon the Participant's Retirement, Disability or death, or in cases of special circumstances, the Committee may, in its sole discretion, waive in whole or in part any or all of the remaining limitations imposed hereunder (if any) with respect to any or all of an Award under this Article XII.

             (e) Each Award under this Article XII shall be confirmed by, and subject to the terms of, an Award Agreement.

             (f) Stock (including securities convertible into Stock) issued on a bonus basis under this Article XII may be issued for no cash consideration.

12.3 Other Stock-Based Awards may include a phantom stock Award, which is subject to the following terms and conditions:

             (a) The Committee shall select the Eligible Participants who may receive phantom stock Awards. The Eligible Participant shall be awarded a phantom stock unit, which shall be the equivalent to a share of Stock.

             (b) Under an Award of phantom stock, payment shall be made on the dates or dates as specified by the Committee or as stated in the Award Agreement and phantom stock Awards may be settled in cash, Stock, or some combination thereof.

             (c)      The  Committee   shall  determine  such  other  terms  and
                      conditions of each Award as it deems necessary in its sole discretion.

                       ARTICLE XIII - ACCELERATION EVENTS


13.1 For the purposes of the Plan, an Acceleration Event shall occur in the event of a "Potential Change in Control," or "Change in Control" or a "Board-Approved Change in Control", as those terms are defined below.

13.2         A "Change in Control" shall be deemed to have occurred if:

             (a) Any "Person" as defined in Section 3(a)(9) of the Act, including a "group" (as that term is used in Sections 13(d)(3) and 14(d)(2) of the Act), but excluding the Corporation and any Subsidiary and any employee benefit plan sponsored or maintained by the Corporation and any Subsidiary (including any trustee of such plan acting as trustee) who:

                      (i) makes a tender or exchange offer for any shares of the Corporation's Stock (as defined below) pursuant to which any shares of the Corporation's Stock are purchased (an "Offer"); or

                      (ii) together with its "affiliates" and "associates" (as those terms are defined in Rule 12b-2 under the Act) becomes the "Beneficial Owner" (within the meaning of Rule 13d-3 under the Act) of at least twenty percent (20%) of the Corporation's Stock (an "Acquisition");

             (b) The stockholders of the Corporation approve a definitive agreement or plan to merge or consolidate the Corporation with or into another corporation, to sell or otherwise dispose of all or substantially all of its assets, or to liquidate the Corporation (individually, a "Transaction"); or

             (c) When, during any period of twenty-four (24) consecutive months during the existence of the Plan, the individuals who, at the beginning of such period, constitute the Board (the "Incumbent Directors") cease for any reason other than death to constitute at least a majority thereof; provided, however, that a director who was not a director at the beginning of such twenty-four (24) month period shall be deemed to have satisfied such twenty-four (24) month requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually (because they were directors at the beginning of such twenty-four
                      (24) month period) or by prior operation of this Section 13.2(c).

13.3 A "Board-Approved Change in Control" shall be deemed to have occurred if the Offer, Acquisition or Transaction, as the case may be, is approved by a majority of the Directors serving as members of the Board at the time of the Potential Change in Control or Change in Control.

13.4 A "Potential Change in Control" means the happening of any one of the following:

             (a) The approval by stockholders of an agreement by the Corporation, the consummation of which would result in a Change in Control of the Corporation, as defined in
                      Section 13.2; or

             (b) The acquisition of Beneficial Ownership, directly or indirectly, by any entity, person or group (other than the Corporation or any Subsidiary or any Corporation or Subsidiary employee benefit plan (including any trustee of such plan acting as such trustee)) of securities of the Corporation representing five percent (5%) or more of the combined voting power of the Corporation's outstanding securities and the adoption by the Board of a resolution to the effect that a Potential Change in Control of the Corporation has occurred for the purposes of this Plan.

13.5 Upon the occurrence of an Acceleration Event, subject to the approval of the Committee if the Acceleration Event results from a Board-Approved Change in Control, all then outstanding Performance Shares with respect to which the applicable Performance Period has not been completed shall be paid as soon as practicable as follows:

             (a) all Performance Objectives applicable to the Award of Performance Shares shall be deemed to have been satisfied to the extent necessary to result in payment of one hundred percent (100%) of the Performance Shares covered by the Award; and

             (b) the applicable Performance Period shall be deemed to have ended on the date of the Acceleration Event;

             (c) the payment to the Participant shall be the amount determined either by the Committee, in its sole discretion, or in the manner stated in the Award Agreement. This amount shall then be multiplied by a fraction, the numerator of which is the number of full calendar months of the applicable Performance Period that have elapsed prior to the date of the Acceleration Event, and the denominator of which is the total number of months in the original Performance Period; and

             (d) upon the making of any such payment, the Award Agreement as to which it relates shall be deemed canceled and of no further force and effect.

13.6 Upon the occurrence of an Acceleration Event, subject to the approval of the Committee if the Acceleration Event results from a Board-Approved Change in Control, the Committee in its discretion may declare any or all then outstanding Stock Options not previously exercisable and vested as immediately exercisable and fully vested, in whole or in part.

13.7 Upon the occurrence of an Acceleration Event, subject to the approval of the Committee if the Acceleration Event results from a Board-Approved Change in Control, the Committee in its discretion, may declare the restrictions applicable to Awards of Restricted Stock, Deferred Stock or Other Stock-Based Awards to have lapsed, in which case the Corporation shall remove all restrictive legends and stop-transfer orders applicable to the certificates for such shares of Stock, and deliver such certificates to the Participants in whose names they are registered.

13.8 The value of all outstanding Stock Option, Stock Rights, Restricted Stock, Deferred Stock, Performance Shares, Stock Awards and Other Stock-Based Awards, in each case to the extent vested, shall, unless otherwise determined by the Committee in its sole discretion at or after grant but prior to any Change in Control, be cashed out on the basis of the "Change in Control Price," as defined in
             Section 13.9 as of the date such Change in Control or such Potential Change in Control is determined to have occurred or such other date as the Committee may determine prior to the Change in Control.

13.9 For purposes of Section 13.8, "Change in Control Price" means the highest price per share of Stock paid in any transaction reported on the New York Stock Exchange Composite Index, or paid or offered in any bona fide transaction related to a Potential or actual Change in Control of the Corporation at any time during the sixty
             (60) day period immediately preceding the occurrence of the Change in Control (or, where applicable, the occurrence of the Potential Change in Control event), in each case as determined by the Committee except that, in the case of Incentive Stock Options and Stock Appreciation Rights (or Limited Stock Appreciation Rights) relating to such Incentive Stock Options, such price shall be based only on transactions reported for the date on which the optionee exercises such Stock Appreciation Rights (or Limited Stock Appreciation Rights).

                     ARTICLE XIV - AMENDMENT AND TERMINATION


14.1 The Board, upon recommendation of the Committee, or otherwise, at any time and from time to time, may amend or terminate the Plan as may be necessary or desirable to implement or discontinue this Plan or any provision thereof. No amendment, without approval by the Corporation's stockholders, shall:

             (a) alter the group of persons eligible to participate in the Plan;

             (b) except as provided in Sections 3.6 and 3.11, increase the maximum number of shares of Stock or Stock Options or Stock Rights which are available for Awards under the Plan or increase the maximum number of shares with respect to which Stock Options or Stock Rights may be granted to any employee under the Plan;

             (c) extend the period during which Incentive Stock Option Awards may be granted beyond November 20, 2000;

             (d) limit or restrict the powers of the Committee with respect to the administration of this Plan; or

             (e)      change any of the provisions of this Article XIV.

14.2 No amendment to or discontinuance of this Plan or any provision thereof by the Board or the stockholders of the Corporation shall, without the written consent of the Participant, adversely affect, as shall be determined by the Committee, any Award theretofore granted to such Participant under this Plan; provided, however, the Committee retains the right and power to:

             (a) annul any Award if the Participant competes against the Corporation or any Subsidiary or is terminated for cause as determined by the Committee;

             (b) provide for the forfeiture of shares of Stock or other gain under an Award as determined by the Committee for competing against the Corporation or any Subsidiary; and

             (c) convert any outstanding Incentive Stock Option to a Nonqualified Stock Option.

14.3         If an Acceleration Event has occurred,  no amendment or termination
             shall   impair  the  rights  of  any  person  with  respect  to  an outstanding Award as provided in Article XIII.

                      ARTICLE XV - MISCELLANEOUS PROVISIONS


15.1 Nothing in the Plan or any Award granted hereunder shall confer upon any Participant any right to continue in the employ of the Corporation or its Subsidiaries (or to serve as a director thereof) or interfere in any way with the right of the Corporation or its Subsidiaries to terminate his or her employment at any time. Unless specifically provided otherwise, no Award granted under the Plan shall be deemed salary or compensation for the purpose of computing benefits under any employee benefit plan or other arrangement of the Corporation or its Subsidiaries for the benefit of its employees unless the Corporation shall determine otherwise. No Participant shall have any claim to an Award until it is actually granted under the Plan. To the extent that any person acquires a right to receive payments from the Corporation under the Plan, such right shall, except as otherwise provided by the Committee, be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation, and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts, except as provided in
             Article VIII with respect to Restricted Stock and except as otherwise provided by the Committee.

15.2 The Corporation may make such provisions and take such steps as it may deem necessary or appropriate for the withholding of any taxes which the Corporation or any Subsidiary is required by any law or regulation of any governmental authority, whether federal, state or local, domestic or foreign, to withhold in connection with any Stock Option or the exercise thereof, any Stock Right or the exercise thereof, or in connection with any other type of equity-based compensation provided hereunder or the exercise thereof, including, but not limited to, the withholding of payment of all or any portion of such Award or another Award under this Plan until the Participant reimburses the Corporation or its Subsidiaries for the amount the Corporation or its Subsidiaries is required to withhold with respect to such taxes, or canceling any portion of such Award or another Award under this Plan in an amount sufficient to reimburse itself for the amount it is required to so withhold, or selling any property contingently credited by the Corporation for the purpose of paying such Award or another Award under this Plan, in order to withhold or reimburse itself for the amount it is required to so withhold.

15.3 The Plan and the grant of Awards shall be subject to all applicable federal and state laws, rules, and regulations and to such approvals by any government or regulatory agency as may be required. Any provision herein relating to compliance with Rule 16b-3 under the Act shall not be applicable with respect to participation in the Plan by Participants who are not subject to
             Section 16(b) of the Act.

15.4 The terms of the Plan shall be binding upon the Corporation, its Subsidiaries and their successors and assigns.

15.5 Neither a Stock Option, Stock Right, nor any other type of equity-based compensation provided for hereunder, shall be transferable except as provided for herein. If any Participant makes such a transfer in violation hereof, any obligation of the Corporation shall forthwith terminate.

15.6 This Plan and all actions taken hereunder shall be governed by the laws of the State of North Carolina, except to the extent preempted by ERISA.

15.7 The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant by the Corporation, nothing contained herein shall give any such Participant any rights that are greater than those of a general creditor of the Corporation. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver shares of Stock or payments in lieu of or with respect to Awards hereunder; provided, however, that, unless the Committee otherwise determines with the consent of the affected Participant, the existence of such trusts or other arrangements is consistent with the "unfunded" status of the Plan.

15.8 Each Participant exercising an Award hereunder agrees to give the Committee prompt written notice of any election made by such Participant under Section 83(b) of the Code, or any similar provision thereof.

15.9 If any provision of this Plan or an Award Agreement is or becomes or is deemed invalid, illegal or unenforceable in any jurisdiction, or would disqualify the Plan or any Award Agreement under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Award Agreement, it shall be stricken and the remainder of the Plan or the Award Agreement shall remain in full force and effect.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                      CENTURA BANKS, INC.
                                                      Registrant

Date:  April 16, 1997                            By: /s/Frank L. Pattillo
                                                      ----------------------
                                                      Frank L. Pattillo
                                                      Vice Chairman