Form 10-Q
period 1997-09-30
CENTURA BANKS INC
filed 1997-11-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                For the quarterly period ended September 30,1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d)  of  the  Securities  and
                              Exchange Act of 1934
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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                                 25,839,816
--------------------------------------------------------------------------------
(Class of Stock)                   (Shares outstanding as of  October 31, 1997)

Exhibit Index on sequential page number 33.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX
                                                                         Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       September 30, 1997 and 1996, and December 31, 1996                  4

       Consolidated Statements of Income -
       Three months and nine months ended September 30, 1997 and 1996      5

       Consolidated Statement of Shareholders' Equity -
       Nine months ended September 30, 1997                                6

       Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1997 and 1996                       7

       Notes to Consolidated Financial Statements                          8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-29

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                30
Item 2.  Changes in Securities                                            30
Item 3.  Defaults upon Senior Securities                                  30
Item 4.  Submission of Matters to a Vote of Securities Holders            31
Item 5.  Other Information                                                31
Item 6.  Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                32

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES



                                                               September 30,        December 31,
                                                       --------------------------  ---------------
(In thousands, except share data)                            1997         1996          1996
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $   303,724  $   254,327    $   283,224
Due from banks, interest-bearing                             15,114       17,185         11,254
Investment securities:
  Available for sale (cost of $1,448,475, $1,134,145
     and $1,317,449, respectively)                        1,460,930    1,122,585      1,320,074
  Held to maturity (market value of  $233,938,
     $354,107 and $258,052, respectively)                   232,417      355,855        257,806
Federal funds sold                                            7,774        6,335         21,413
Loans                                                     4,511,074    4,206,297      4,109,454
  Less allowance for loan losses                             62,282       60,329         58,715
--------------------------------------------------------------------------------------------------
    Net loans                                             4,448,792    4,145,968      4,050,739
Bank premises and equipment                                 114,952      111,730        112,198
Other assets                                                307,578      217,458        237,264
--------------------------------------------------------------------------------------------------
Total assets                                            $ 6,891,281  $ 6,231,443    $ 6,293,972
==================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                           $   824,703  $   711,082    $   721,029
  Interest-bearing                                        3,973,992    3,652,688      3,665,587
  Time deposits over $100                                   411,141      364,553        346,453
------------------------------------------------------------------------------------------------------
    Total deposits                                        5,209,836    4,728,323      4,733,069
Borrowed funds                                              732,013      621,248        685,291
Long-term debt                                              337,975      321,419        310,802
Other liabilities                                            81,993       92,070         89,575
------------------------------------------------------------------------------------------------------
Total liabilities                                         6,361,817    5,763,060      5,818,737

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                    -            -              -
Common stock, no par value
    50,000,000 shares authorized; shares issued
    and outstanding of  25,893,357,  25,965,353
    and 25,668,524, respectively                            190,083      201,089        187,563
Common stock acquired by ESOP                                  (287)        (431)          (395)
Unrealized securities gains (losses), net                     7,826       (7,143)         1,568
Retained earnings                                           331,842      274,868        286,499
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                  529,464      468,383        475,235
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $ 6,891,281  $ 6,231,443    $ 6,293,972
======================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                       -------------------------------      -------------------------------
(Dollars in thousands, except share and per share data)       1997             1996                1997             1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                   $    103,936     $     96,644        $    298,163     $    279,924
Investment securities:
  Taxable                                                     26,856           21,151              76,644           63,247
  Tax-exempt                                                     596              638               1,875            2,127
Short-term investments                                           456              562               1,271            1,367
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                        131,844          118,995             377,953          346,665

INTEREST EXPENSE
Deposits                                                      46,904           43,134             134,719          124,987
Borrowed funds                                                11,150            7,078              29,824           22,403
Long-term debt                                                 6,331            4,989              16,600           15,275
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        64,385           55,201             181,143          162,665
---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                           67,459           63,794             196,810          184,000
Provision for loan losses                                      3,486            2,400               9,569            6,850
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           63,973           61,394             187,241          177,150

NONINTEREST INCOME
Service charges on deposit accounts                           10,744            8,618              29,588           25,357
Credit card and related fees                                   1,951            1,479               4,721            3,588
Other service charges, commissions and fees                    5,424            4,312              15,766           12,128
Fees for trust services                                        1,830            1,650               5,730            4,941
Mortgage income                                                2,801            2,708               8,268            8,895
Other noninterest income                                       7,012            5,962              18,996           16,953
Securities gains, net                                            161              403                  35            1,682
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      29,923           25,132              83,104           73,544

NONINTEREST EXPENSE
Personnel                                                     28,608           27,432              83,521           80,660
Occupancy                                                      3,618            3,260              10,399            9,448
Equipment                                                      5,455            4,831              15,920           14,119
Foreclosed real estate losses and related
   operating expense                                             265              148                 987              457
Other operating                                               23,223           27,902              68,370           67,437
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     61,169           63,573             179,197          172,121
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    32,727           22,953              91,148           78,573
Income taxes                                                  11,027            8,237              31,594           28,957
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $     21,700     $     14,716        $     59,554     $     49,616
===========================================================================================================================


NET INCOME PER COMMON SHARE
Primary                                                 $       0.82     $       0.57        $      2.26      $       1.91
Fully diluted                                                   0.82             0.57               2.26              1.91
===========================================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Primary                                                   26,456,093       26,145,688         26,346,768        26,054,116
Fully diluted                                             26,461,609       26,145,688         26,393,774        26,056,433
===========================================================================================================================
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES
Nine months ended September 30, 1997




                                                                              Common      Unrealized
                                                    Common Stock             Stock        Securities                      Total
                                         ----------------------------------  Acquired     Gains,         Retained      Shareholders'
                                            Shares           Amount          by ESOP       Net           Earnings         Equity
                                         --------------    ------------    ------------------------    -------------   -------------
(Dollars in thousands)
Balance, December 31, 1996                  25,668,524   $     187,563   $      (395) $      1,568   $      286,499  $      475,235
Net income                                       -               -             -            -                59,554          59,554
Common stock issued under stock option
  plans and for stock awards                   224,833           3,989         -            -               -                 3,989
Unrealized securities gains, net               -                -              -             6,258          -                 6,258
Other                                          -                (1,469)          108        -                  (253)         (1,614)
Cash dividends declared                        -                -              -            -               (13,958)        (13,958)
                                         --------------    ------------    ----------   -----------    -------------   -------------
Balance, September 30, 1997                 25,893,357   $     190,083   $      (287) $      7,826   $      331,842  $      529,464
                                         --------------    ------------    ----------   -----------    -------------   -------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTURA BANKS, INC. AND SUBSIDIARIES

                                                                                      For the Nine Months Ended
                                                                                            September 30
                                                                                           1997          1996
(Dollars in thousands)                                                               -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $     59,554   $    49,616
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                             9,569         6,850
     Depreciation and amortization                                                        23,502        22,165
     Decrease (increase) in deferred income taxes                                          6,521        (8,563)
     Loan fees deferred, net                                                                  97           499
     Bond premium amortization and discount accretion, net                                 1,730         2,339
     Gain on sales of investment securities                                                  (35)       (1,682)
     Gain on sales of equipment under lease                                               (1,372)       (3,675)
     Proceeds from sales of mortgage loans held for sale                                 263,455       329,545
     Originations, net of principal repayments, of mortgage loans held for sale         (267,634)     (351,175)
     Increase in accrued interest receivable                                              (6,755)       (4,084)
     (Increase) decrease in accrued interest payable                                       1,453        (3,595)
     Net increase in other assets and other liabilities                                   (4,255)       (5,290)
                                                                                      -----------    ----------
        Net cash provided by operating activities                                         85,830        32,950
                                                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                   (238,036)     (332,197)
Purchases of:
     Securities available for sale                                                      (907,184)     (439,275)
     Securities held to maturity                                                         (45,583)     (212,707)
     Premises and equipment                                                              (12,774)      (14,604)
     Other assets                                                                        (50,000)         -
Proceeds from:
     Sales of securities available for sale                                              455,620       338,465
     Maturities and issuer calls of securities available for sale                        320,679       125,267
     Maturities and issuer calls of securities held to maturity                           69,136       170,759
     Sales of foreclosed real estate                                                       2,691         2,830
     Dispositions of premises and equipment                                                1,509         3,663
     Disposition of equipment used in leasing activities                                   3,666         4,834
Net decrease in federal funds sold                                                        13,639        35,659
Cash acquired, net of cash paid, in purchase acquisitions                                 106,871       73,828
                                                                                      -----------    ----------
     Net cash used by investing activities                                              (279,766)     (243,478)
                                                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                 163,218       114,153
Net increase in short-term borrowings                                                     46,722       114,811
Proceeds from issuance of long-term debt                                                 123,210       149,222
Repayment of long-term debt                                                              (96,037)     (134,389)
Cash dividends paid                                                                      (20,373)      (17,739)
Proceeds from issuance of common stock, net                                                3,025         2,830
Redemption of common stock                                                                  -          (29,507)
Other                                                                                     (1,469)         -
                                                                                      -----------    ----------
     Net cash provided by financing activities                                           218,296       199,381
                                                                                      -----------    ----------

Increase (decrease) in cash and cash equivalents                                          24,360       (11,147)

Cash and cash equivalents at January 1                                                   294,478       282,659
                                                                                      -----------    ----------
Cash and cash equivalents at September 30                                           $    318,838   $   271,512
                                                                                      ===========    ==========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION  Cash paid  during the nine months for:
     Interest                                                                       $    179,690   $   166,729
     Income taxes                                                                         17,215        21,724
Noncash transactions:
     Net equity adjustment of merged entity                                                 -              818
     Loans securitized into mortgage-backed securities                                      -          122,982
     Stock issued in purchase acquisitions and other stock issuances, net                   -           28,261
     Unrealized securities gains (losses), net                                             9,830       (12,504)
     Dividends declared, but not yet paid                                                   -            5,820
     Other                                                                                 1,325           249
     Loans transferred to foreclosed property                                              4,650         2,591
                                                                                      ===========    ==========
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiaries

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries Centura Bank (the "Bank") and Centura Capital Trust I. The Bank also has various wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


Note 2:  Mergers and Acquisitions

Acquisition activity for 1997 and 1996 is summarized below. Data for the completed transactions is as of the date of acquisition.

                     Institution                        Acquisition   Offices Assets   Loans    Deposits Shares
                                                           Date                                          Issued
(dollars in millions)
Completed Acquisitions
1997
Deposit assumption from Branch Banking and Trust          8/15/97       13      313      171      313       ----
   Company   and United Carolina Bank  ("BB&T") (2)
Betts & Company  ("Betts") (2)                            11/3/97      ----       1     ----     ----      44,443
Deposit assumption from NationsBank, N.A.                11/13/97        5       88       52       88       ----
("NationsBank") (2)

1996
CLG, Inc. ("CLG") (1)                                     11/1/96             $ 126    $  85    $ ---   1,661,970
FirstSouth Bank  ("FirstSouth") (1)                      10/25/96        4      170      132      150   1,075,559
First Community Bank  ("First Community") (2)             8/16/96        4      121       83       99     776,441
Deposit assumption from Essex Savings Bank, FSB           7/26/96      ----      71     ----       71       ---
("Essex") (2)
First Commercial Holding Corporation ("FCHC") (1)         2/27/96        8      172      120      140   1,607,564

(1) Acquisition accounted for as a pooling-of-interests
(2) Acquisition accounted for as a purchase


On August 15, 1997, Centura assumed the deposits of thirteen branches of Branch Banking and Trust Company and United Carolina Bank. Centura recorded as an other asset approximately $35 million of goodwill. The financial centers added approximately $313 million of deposits and approximately $171 million of loans. Located primarily in the eastern and southeastern regions of North Carolina, the financial stores complement markets already served by Centura and provide strength to Centura's core market presence in those regions. The 13 offices are located in 10 communities with two offices in Clinton, Wadesboro and Whiteville and single facilities in Goldsboro, Rockingham, Chadbourn, Faison, Raeford, Kenansville, and Williamston.

On November 3, 1997, Centura acquired Betts, an independent insurance agency based in Rocky Mount, North Carolina. Betts offers all forms of property and liability insurance, as well as medical malpractice and surety. Betts merged into and will continue to offer its services through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank. The acquisition provides
Centura an opportunity to grow noninterest revenue through the insurance activities and to strengthen the ability to increase market share.

On November 13, 1997, Centura assumed the deposits of five banking facilities from NationsBank. The offices are located in the towns of Calabash, Dunn,
Harmony, Richlands, and Hertford, all in North Carolina. Centura added approximately $52 million in loans and $88 million in deposits. Centura's increased presence in these communities strengthen market share and the increased customer base provides new opportunities for Centura to offer other financial services such as insurance and securities activities.

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

First Commercial with headquarters in Asheville, North Carolina was consummated under an exchange ratio of 0.63 shares of Centura common stock for each of the outstanding shares of FCHC.

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

For the  mergers  accounted  for  under  the  pooling-of-interests  method,  all financial data previously reported prior to date of acquisition has been restated as though the entities had been combined for all periods presented. CLG was on a January 31 fiscal year and accordingly the results of operations of CLG for the one-month period ended January 31, 1996 are included in the consolidated statement of income for the nine months ended September 30, 1996. Total income, noninterest expenses, and net income of CLG for the month of January 1996 were $3,703,000, $2,336,000, and $818,000, respectively. For the acquisitions accounted for under the purchase method of accounting, the financial position and results of operations relative to each transaction are included in the consolidated financial statements since date of consummation.

Note 3:  Reclassifications

Certain items in the September 30, 1996 consolidated financial statements have been reclassified to conform with the September 30, 1997 presentation. Such reclassifications had no impact on net income or shareholders' equity.


Note 4:  Long-term debt

At September 30, 1997, long-term debt consisted of the following:

Federal Home Loan Bank advances             $181,989
Obligations under capital leases                 477
Notes payable secured by lease rentals        55,098
Capital Securities, Series A                 100,000
Other                                            411
Total long-term debt                        $337,975

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

Additional details regarding the other components of long-term debt are more fully described in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


Note 5:  Adoption of Statements of Financial Accounting Standards ("SFAS")

On January 1, 1997, Centura adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The statement provides the guidance for distinguishing sales of financial assets from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125". For repurchase agreements, dollar-rolls, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS No. 125 to transfers occurring after December 31, 1997. Transfers that fall under the SFAS No. 125 guidelines will be recorded as required by this statement.

In accordance with SFAS No. 125, Centura has combined previously recognized mortgage servicing rights and mortgage excess servicing receivables as mortgage servicing assets. Centura does not have mortgage excess servicing fees which require interest-only strip classification. Otherwise, the adoption of SFAS No. 125 has had no material effect on Centura's consolidated financial statements.

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

Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in the fair values of the swaps, floors and caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the floors, swaps, and caps are no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

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

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 1997

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina. Headquartered in Rocky Mount, North Carolina, Centura has two subsidiaries: Centura Bank ("the Bank") and Centura Capital Trust I ("CCTI"). Through the Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels as evidenced by the Centura Highway telephone banking center, supermarket locations, and home banking through Quicken, QuickBooks, and Microsoft Money. Described in greater detail in Note 4 of the notes to the consolidated financial statements for the period ended September 30, 1997, CCTI is a Delaware business trust formed during the quarter ended June 30, 1997, primarily for the issuance of $100 million of Capital Securities, Series A ("Capital Securities").

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. See Note 2 of the notes to consolidated financial statements for detail on the acquisitions. All the financial institutions acquired were in North Carolina. The deposit assumption transactions closed during the last half of 1997 allow Centura to leverage upon its existing market presence, as well as expand into adjacent and complementary markets. Centura continually evaluates acquisition opportunities and will continue seeking to acquire healthy thrift and banking institutions as well as non-traditional banking services allowed under current regulatory guidelines.


SUMMARY

On September 30, 1996, legislation was enacted requiring a one-time SAIF assessment on SAIF-insured deposits ("SAIF assessment"), and accordingly, Centura recorded as other operating expense $7.3 million, $4.2 million, net of tax. As indicated throughout this analysis, results of operations described for 1996 may exclude this SAIF assessment. Net income increased $5.7 million or 10.6 percent over the prior nine-month period, adjusted for the SAIF assessment, and earnings per fully diluted share were $2.26 and $2.07 for the periods ended September 30, 1997 and 1996, respectively. Including the effect of the SAIF assessment, Centura's net earnings increased $9.9 million or 20.0 percent from the same period in 1996 while earnings per fully diluted share increased $0.35. Specific highlights for the nine months of 1997 are as follows:

     Assets at September 30, 1997 totaled $6.9 billion compared to $6.2 billion at September 30, 1996.

     The annualized return on average assets was 1.23 percent for September year-to-date, increasing 1 basis point from the 1.22 percent return for the same period in 1996 excluding the impact of the SAIF assessment. Net income represented a 15.83 percent annualized return on equity for the nine months ended September 30, 1997. The annualized return on equity for the comparable period in 1996 without the SAIF assessment was 16.08 percent.

     Excluding the loans and deposits assumed in the BB&T transaction, average loans grew approximately 6.0 percent on an annualized basis while average deposits increased 6.8 percent between the two periods.

     Taxable equivalent net interest income increased $14.3 million to $202.6 million for the nine months of 1997 compared to $188.4 million for the same period in 1996. The growth of $522.3 million in average earning assets accounted for $16.0 million of this net increase while the rate environment had a negative impact of $1.8 million. Net interest margin declined 5 basis points between the periods.

     Noninterest income, before securities transactions, increased $11.2 million to $83.1 million or 15.6 percent over the $71.9 million recorded for the same period of 1996. Excluding the SAIF assessment, noninterest expense for the nine months ended September 30, 1997, increased over the comparable period in 1996 by 8.7 percent to $179.2 million. The efficiency ratio of
     62.71 percent represents a 23 basis point improvement over the 62.94 percent recorded for the nine months ended September 30, 1996, excluding the impact of the SAIF assessment.

     Nonperforming assets of $28.6 million at September 30, 1997 increased $8.2 million from September 30, 1996, but represented only 0.42 percent and 0.33 percent of total assets, respectively.

     The allowance for loan losses was $62.3 million, representing 1.38 percent of total loans at September 30, 1997, compared to $60.3 million and 1.43 percent at September 30, 1996. Gross charge-off activity generated $10.5 million of charge-offs, up from the $5.4 million recorded for the first nine months of 1996 while recoveries declined $467,000. The provision for loan losses was $9.6 million for the nine months ending September 30, 1997 versus $6.9 million for the same period of 1996.


INTEREST-EARNING ASSETS

Average interest-earning assets for the nine months ended September 30, 1997 climbed to $5.9 billion, an increase of $522.3 million or 9.7 percent over the average of $5.4 billion for the same period in 1996. Growth in the loan and securities portfolios contributed $265.6 million and $261.2 million, respectively, while short-term investments declined $4.5 million. At September 30, 1997, earning assets were $6.2 billion, representing a $519.1 million or 9.1 percent increase over the level at September 30, 1996. For additional information on average interest-earning assets, refer to Table 3, "Net Interest Income Analysis", and Table 8, "Net Interest Income and Volume/Rate Analysis".

Loans
Loans averaged $4.2 billion for the first nine months of 1997, increasing $265.6 million or 6.7 percent over the average loan volume of $4.0 billion for the comparable prior year period. Excluding the loans acquired in the BB&T deposit assumption transaction, average loan growth was approximately 6.0 percent. Commercial loans, the largest segment of the loan portfolio, increased $193.6 million, on average, between the two nine-month periods. The continued integration of CLG, Inc., acquired in the fourth quarter of 1996, and a strong demand for leases in the markets served contributed to the $132.8 million increase in average leases over the prior year period. Centura securitized $243 million of residential mortgages during 1996 which accounted for part of the $116.9 million decline in average residential mortgages for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Between the two nine-month periods, average retail loans were higher by $56.1 million. Moderate to slow loan growth in early 1997 impacted the ratio of average loans to average earnings assets which declined to 71.2 percent from
73.1 percent experienced in the first nine months of 1996.

Loans at September 30, 1997, were $4.5 billion, an increase of $304.8 million, or 7.2 percent, compared to $4.2 billion at September 30, 1996, and up $401.6 million over loans at December 31, 1996. Excluding the BB&T loans acquired in the deposit assumption transaction, growth between the periods was 3.2 percent. Table 1 summarizes total loans outstanding and the mix of loans being held. Each loan category demonstrated growth between the periods excluding residential mortgages (due, in part, to the timing of the securitizations in 1996). Compared to December 31, 1996, residential mortgages increased $90.4 million. The commercial portfolio represented 50.9 percent and 50.1 percent at September 30, 1997 and 1996, respectively. Of these commercial loans, over 90 percent are secured.

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

Loans generated $298.5 million of taxable equivalent interest income for year-to-date September 30, 1997 compared to $280.2 million for the same period last year. Given that the average loan yield rose only 2 basis points to 9.37 percent, the increase in the average loan volume accounted for substantially all of the $18.3 million improvement in loan related interest income. Approximately 75 percent of the commercial loan portfolio is variable rate, affected by changes in the prime rate or other various indices.

Investment Securities
Investment securities, the second largest component of earning assets were higher by $214.9 million or 14.5 percent at September 30, 1997 as compared to the same period last year. On average, the investment portfolio grew $261.2 million to $1.7 billion for the first nine months of 1997. Average investments represented 28.3 percent of average earnings assets as compared to 26.2 percent for the prior year period. The slower average loan growth relative to deposit growth and the investment of the proceeds of the $100 million Capital Securities issuance in June 1997 (described in greater detail in Note 4 of the notes to the consolidated financial statements) into investment vehicles have contributed to the shift in the earning-asset mix.

To preserve liquidity, Centura's investment portfolio consists primarily of securities for which an active market exists. Accordingly, at September 30, 1997, approximately 89 percent of the total investment portfolio consisted of obligations of the US Government and its agencies or investment grade state, county and municipal securities.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. The HTM investments declined $123.4 million for the nine months to $232.4 million and represented 13.7 percent and 24.1 percent of total investments for September 30, 1997 and 1996, respectively. Centura intends and has the ability to hold such HTM securities until maturity. At September 30, 1997, the fair value of the HTM portfolio was $233.9 million, representing $1.5 million more than amortized cost.

Investment securities available for sale (the "AFS portfolio"), representing the remainder of the investment portfolio, totaled $1.5 billion at September 30, 1997 up $338.3 million from September 30, 1996. AFS investments are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. The recorded fair value of the AFS portfolio exceeded the amortized cost by $12.5 million which difference has been recorded, net of tax, as a $7.8 million increase to shareholders' equity. At September 30, 1996, the fair value of the AFS portfolio was $11.6 million less than its amortized cost resulting in a $7.1 million decrease to equity. Centura's liquidity position remains strong, alternative funding sources are available, and cash flows are provided by investment maturities in the AFS and HTM portfolios. This offers Centura flexibility in its asset/liability management strategies and if necessary, flexibility to invest and reinvest funds to increase the overall yield earned on investments.

Net realized gains of $35,000 were generated during the first nine months of 1997 from sales and issuer call activity, compared to net realized gains of $1.7 million during the comparable 1996 period.

Investment securities contributed $84.0 million in taxable equivalent interest income for the nine-month period ending September 30, 1997, an increase of $14.6 million over the $69.5 million earned in the comparable period of 1996. A 19 basis point improvement in the investment yield to 6.69 percent accounted for $2.2 million of the increase between the two periods while the average volume increase provided an additional $12.4 million of taxable equivalent interest income.


FUNDING SOURCES

Total funding sources averaged $5.9 billion for the nine month period ended September 30, 1997, a $535.3 million or 10.0 percent increase from the average volume of $5.3 billion in the comparable 1996 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis", and Table 8, "Net Interest Income and Volume/Rate Analysis".

Deposits
For the first nine months of 1997, average deposits increased $352.1 million to $4.8 billion, or 7.9 percent over the comparable 1996 period. Average deposit growth, without the deposits assumed from BB&T, was approximately 6.8 percent. While the growth did not significantly alter the deposit mix, the average deposit mix trend between the two nine month periods, as shown in Table 2, indicates a shift from time accounts to money markets. Product restructuring for money market demand accounts including more variable pricing spurred growth in this type of deposit by over 75 percent. Money market demand accounts averaged $759.6 for the nine months ended September 30, 1997 compared to $431.7 million for the same period last year. The average volume of time deposits declined $51.5 million partially due to funds shifting into the new money market products. Of the deposits assumed from BB&T, approximately $173.7 million were time accounts; however, the timing of the transaction resulted in the acquisition providing minimal impact to the nine month averages. Average noninterest bearing demand accounts were 14.5 percent of total deposits for the period ended September 30, 1997, up slightly from 14.3 percent for the prior year period.

The deposit base at September 30, 1997 of $5.2 billion was up $481.5 million from the $4.7 billion level held at September 30, 1996 and up from the $4.7 billion held at December 31, 1996. Excluding the assumed BB&T deposits, period-end deposit growth was approximately 3.6 percent over the level at September 30, 1996.

Interest expense on deposits increased $9.7 million to $134.7 million for the nine months ending September 30, 1997 versus $125.0 million for the comparable period of 1996. The average rate paid for total deposits increased 1 basis point, principally a function of the deposit mix previously described. The cost of the money market funds increased 92 basis points over the prior year nine-month period. As detailed further in Table 8, $2.0 million of the increase in interest expense was due to changes in rates while volume provided an additional $7.7 million.

Other Funding Sources
External funding sources as a percent of average total interest-bearing liabilities increased to 21.0 percent for the nine months ended September 30, 1997, up slightly from the 19.3 percent for the prior year. The use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $756.6 million, compared to the $581.2 million average volume for the period ending September 30, 1996. Interest expense on short-term borrowings increased by a net $7.4 million, primarily due to higher volume. The average rate paid for these funds increased 5 basis points to 5.20 percent. The average amount of long-term debt, consisting predominantly of FHLB advances and Capital Securities, increased $7.8 million to $333.1 million for the first nine months of 1997 compared to $325.2 million for the comparable prior year nine months. With the issuance of the higher cost Capital Securities funding, rates paid for long-term funding increased to 6.57 percent, 30 basis points over the prior year period.


NET INTEREST INCOME AND NET INTEREST MARGIN

As detailed in Table 3, taxable equivalent net interest income for the nine months of 1997 increased by $14.3 million, or 7.6 percent, to $202.6 million, from $188.4 million in the comparable period of 1996. Table 8 provides a volume/rate analysis. Changes in the rate environment impacted taxable equivalent net interest income unfavorably by $1.7 million while average volume provided $16.0 million of improvement.

The net interest margin declined 5 basis points between the periods to 4.52 percent. In addition, the interest rate spread decreased 3 basis points. Initiatives to enhance Centura's noninterest income sources, through such products as operating leases and insurance activities, have impacted Centura's margin. Funded through interest-bearing liabilities, these initiatives add to noninterest income while the margin absorbs the interest expense of financing.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $9.6 million for the nine months ending September 30, 1997, up $2.7 million compared to $6.9 million for the same period last year. Net charge-offs totaled $8.4 million for the first nine months of 1997 while net charge-off activity for the same period in 1996 resulted in $2.8 million of net charge-offs. For the year ended December 31, 1996 net charge-offs were $7.2 million. Segmented based on regulatory definitions, net losses between the two nine-month periods were generally higher for all loan categories with the most significant increases in commercial loans, loans secured by real estate, and leases. Net charge-offs as a percent of average loans and leases, on an annualized basis were 0.27 percent, 0.10 percent and 0.18 percent for September 30, 1997 and 1996 and December 31, 1996, respectively. Overall net charge-off performance for 1996 and 1997 has moved in a manner more consistent with the industry.

The allowance for loan losses was $62.3 million at September 30, 1997, representing 1.38 percent of loans outstanding, compared to $60.3 million, or
1.43 percent of loans outstanding at September 30, 1996, and compared to $58.7 million or 1.43 percent of loans outstanding at December 31, 1996. Based on the growth of the loan portfolio and on levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses".

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased to $28.6 million at September 30, 1997 or 0.42 percent of total assets at the end of the period. Nonperforming assets were $20.4 million at September 30, 1996, or 0.33 percent of total assets. At December 31, 1996, nonperforming assets were $22.9 million or 0.36 percent of total assets. Real estate nonperforming loans increased by $4.0 million to $16.1 million and were 0.57 percent and 0.44 percent, respectively, of outstanding real estate loans for the periods ending September 30, 1997 and 1996. The remaining increases in nonperforming assets were principally in the leasing and in the commercial portfolios. Nonperforming leases increased from September 30, 1996 by $1.2 million while commercial nonperforming loans increased $1.9 million. Foreclosed properties were up $1.9 million from the $3.3 million recorded September 30, 1996.

Accruing loans past due ninety or more days were $10.9 million, $7.9 million and $8.9 million at September 30, 1997, September 30, 1996 and December 31, 1996, respectively, which represented 0.24 percent, 0.19 percent and 0.22 percent of outstanding loans, respectively. At September 30, 1997, the allowance for loan losses was 2.66 times nonperforming loans, down from 3.53 times at September 30, 1996 and 3.06 times at December 31, 1996.

At September 30,1997, the recorded investment in loans that are considered impaired under SFAS No. 114 was $14.8 million compared to $10.8 million at December 31, 1996. Of the impaired loans at September 30, 1997, $13.1 million were on a nonaccrual basis. Included in the impaired loans at September 30, 1997 were $8.7 million of impaired loans for which the related AFLL determined in accordance with SFAS No. 114 was $3.8 million. Impaired loans of $6.1 million had no related allowance determined in accordance with this statement. For the period ended September 30, 1997, the average recorded investment in impaired loans was $13.8 million.

During 1997, Centura management has reviewed and continues to review existing credit polices and has reinforced the commitment to credit quality. On an absolute basis, nonperforming assets have increased corresponding to increased loan and lease growth. Management evaluates the loan portfolio by sector and credit quality analysis. Management believes that an estimated $10 to $15 million of additional nonperforming and past due loans and leases may exist which are currently "performing" in accordance with their contractual terms. The impact of ever-changing economic conditions and changes in interest rates and/or inflation on the operations of Centura's customers is evaluated in the assessment of overall portfolio credit quality.


NONINTEREST INCOME AND EXPENSE

Noninterest income ("NII") increased $9.6 million, or 13.0 percent, to $83.1 million for the nine months ended September 30, 1997. Excluding net securities gains, NII was up $11.2 million or 15.6 percent. Service charges on deposits increased $4.2 million between the two nine-month periods. The increase was driven principally by non-sufficient funds ("NSF") charges which were impacted by deposit growth and by rate increases in September 1996 and May 1997. The continued emphasis on expanding financial services resulted in a $1.2 million increase in brokerage commissions and a $757,000 improvement in insurance commissions over the comparable period last year. Other deposit fees increased $1.7 million between the two periods primarily due to an increase in ATM fees assessed to non-Centura customers using Centura ATMs and to an increase in debit card activity. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) for the nine-month period of 1997 declined to $8.3 million from $8.9 million for the comparable period in 1996. Credit card revenue and trust fees were higher by $1.1 million and $789,000, respectively, while operating lease fees were down $940,000, principally due to a decline in volume. Centura's 49 percent investment in First Greensboro, which occurred in October 1996, generated $1.5 million in other NII during 1997. Sales activity of investment securities realized a net gain of $35,000, compared to $1.7 million in net gains realized during the first nine-months of 1996.

Excluding the SAIF assessment in 1996, noninterest expense ("NIE") increased 8.7 percent, or $14.3 million over the prior year nine months to $179.2 million. Personnel expenses, the largest component of noninterest expense, contributed $2.9 million to this increase. Salaries and fringe benefits were down $1.0 million primarily due to a decline in full-time equivalents between the periods, influenced by efforts to improve efficiency and reallocate resources for both the sales force and the support staff. Given the timing of the BB&T transaction, fourth quarter 1997 should feel the impact of the additional branch personnel. Incentives increased $3.9 million principally due to favorable results relative to performance criteria.

Occupancy and equipment expense increased $2.8 million over year-to-date 1996, principally in rent and depreciation associated with the timing of opening retail in-store locations, with 1 operating at September 30, 1996 and 23 operating at September 30, 1997. The reduction in the rates of federal deposit insurance premiums that began in late 1996 was responsible for a $2.0 million decline in other operating NIE, excluding the SAIF assessment. Professional fees increased $8.0 million for the first nine months of 1997, due in part, to the outsourcing of Centura's proof operations in mid-1996 and to the cost of services for computer support and maintenance. Expenses for consulting services have also contributed to the increase in professional fees as Centura strives to identify and implement operating efficiencies and cost savings. With enhanced customer profile data made available in 1997, efforts to increase targeted marketing activities led to the $1.4 million increase in marketing expenses over the prior year nine-months.

The efficiency ratio for the period ended September 30, 1997 was 62.71 percent, as compared to the 62.94 percent, excluding the SAIF assessment, recorded for the same period in 1996. During 1997, Centura has streamlined the branch network and has begun to emphasize customer profitability and market data to assist and re-focus front-line representatives to customer retention and portfolio maintenance as well as new business generation. Resources continue to be utilized to generate nontraditional income sources as evidenced by growth in securities commission, insurance commissions and trust fees. These efforts should favorably impact the efficiency ratio in future periods.


INCOME TAX EXPENSE

The amount of income tax expense for the nine months ended September 30, 1997 was $31.6 million compared to $29.0 million in the prior period. The current effective tax rate is 34.66 percent, down from the 36.85 percent at September 30, 1996.


EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $529.5 million at September 30, 1997, compared to $468.4 million at September 30, 1996. The change in equity between the two periods was influenced by earnings, payment of dividends and the timing of the stock repurchases relative to the 1996 acquisitions. There have been no shares repurchased for the nine months ended September 30, 1997. Shareholder's equity at September 30, 1997 reflects a $1.5 million price settlement related to a stock buyback transaction that occurred in the fourth quarter of 1996. Shareholder's equity also included unrealized gains, net of tax, on securities available for sale of $7.8 million at September 30, 1997 compared to a $7.1 million unrealized loss, net of tax, for the comparable period last year. The ratio of shareholders' equity to period-end assets was 7.68 percent, up from
7.52 percent at period end September 30, 1996.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At September 30, 1997, Centura had 25,893,357 shares outstanding. Cash dividends for the nine months of 1997 were $20.4 million, or $0.79 per share, compared to $17.7 million, or $0.75 per share, for the comparable period last year. Cash dividends of $6.4 million for the first quarter 1997 were declared and accrued during the fourth quarter of 1996.

Centura maintains higher regulatory capital ratios than the minimum required by regulatory guidelines, which has positioned Centura to endure changes in the economy while providing opportunities for growth, both internally and through additional acquisitions. At September 30, 1997, Centura and Centura Bank had the requisite capital levels to qualify as well-capitalized. At September 30, 1997, Centura's Tier 1 capital was $520.7 million and total capital was $549.0 million. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios." The September 30, 1997 ratios reflect the issuance of the Capital Securities (described in detail in the following section) which qualify as Tier I capital under the risk-based capital guidelines.


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

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank. Centura also has an unsecured line of credit of $60 million. There was $40 million outstanding under this line of credit at September 30, 1997; there was $52 million outstanding at September 30, 1996.

Long-term debt includes $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by Centura Capital Trust I ("CCTI"), a consolidated subsidiary. CCTI issued $3.1 million of common securities to the Holding Company of Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in fixed-rate Junior Subordinated Deferrable Interest Debentures ("the junior debentures") issued by Centura. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

The investment and loan portfolios are the primary types of earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers and on-going review of performing loans, and is discussed more thoroughly under "Asset Quality and Allowance for Loan Losses".

Centura's Asset/Liability Management Committee's objective is to control Centura's interest rate risk. The Committee monitors and adjusts Centura's exposure to interest rates based on corporate policy and expected market conditions and utilizes a computer simulation model to determine the effect on Centura's net interest income and the effect on the market value of Centura's equity under various interest rate assumptions. Traditional interest sensitivity gap analyses indicate that Centura's net interest income would benefit from a rising rate environment; however these analyses do not adequately measure a corporation's exposure to changes in interest rates as those analyses do not incorporate the interrelationships between interest rates charged or paid, balance sheet trends, changes in prepayments and management actions. The results of gap analyses are appropriate only for a point in time and should not be projected into the future because each of the factors listed above can affect Centura's actual earnings. Centura's computer simulation model incorporates these factors and projects income over a 12-month horizon under a variety of higher and lower interest rate environments. This analysis shows that as interest rates increase, Centura will experience an increase in net interest income.

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

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are available to Centura to assist in managing interest rate risks. Centura has principally used interest rate swaps. Swaps are used to reduce interest rate risk with the objective of stabilizing net interest income over time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7 entitled "Off-Balance Sheet Derivative Financial Instruments" summarizes Centura's off-balance sheet derivative financial instruments at September 30, 1997.

Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.


THIRD QUARTER RESULTS

Net income for the third quarter of 1997 was $21.7 million or 14.5 percent over the prior year quarter, excluding the SAIF assessment. Earnings per share of $0.82 represented a 9 cent increase over the $0.73 for the third quarter of 1996, excluding the SAIF assessment. Earnings for the third quarter of 1996 including the SAIF assessment were $14.7 million or $0.57 per share.

As shown in Tables 3 and 8, the net interest margin of 4.46 percent declined 15 basis points between the quarters as the interest rate spread declined 13 basis points to 3.87 percent. Interest income, taxable equivalent, for the quarter ending September 30, 1997 was $134.0 million, up $13.6 million or 11.3 percent over the third quarter of 1996. Growth in average earning assets was responsible for $12.1 million of the increase while the rate environment contributed $1.5 million. Average earning assets increased $633.6 million to $6.2 billion for the third quarter 1997, with average loans increasing $274.6 million and average investments rising $363.1 million. The average yield on earning assets rose 3 basis points to 8.59 percent from 8.56 percent for the third quarter of 1996. Total interest expense of $64.4 million for the three months ending September 30, 1997, increased $9.2 million or 16.6 percent over the prior year quarter. The rates paid for these funds also increased to 4.72 percent from 4.56 percent experienced in the third quarter 1996. The $577.3 million average growth in interest-bearing funding sources, evenly split between interest-bearing deposits and other borrowings, was responsible for $6.8 million of the interest expense increase while the rate environment accounted for $2.4 million. Average deposits for the quarter ending September 30, 1997 and 1996 were $5.0 billion and $4.6 billion, respectively. Noninterest-bearing deposits were approximately 15 percent of average deposits for each of the quarters.

Net charge-offs for the third quarter of 1997 were $2.8 million, up $1.5 million from the prior year quarter and represented 0.26 percent of average loans. Net charge-offs of $1.3 million represented 0.13 percent of average loans for the third quarter 1996. Gross charge-offs increased 67.5 percent while recoveries declined $28.5 percent. Provision for loan losses increased $1.1 million to $3.5 million.

Noninterest income ("NII") increased 19.1 percent or $4.8 million to $29.9 million. As expected, the majority of the increase occurred in service charge on deposit accounts, insurance and brokerage commissions, and other service charges and fees. Service charges of deposit accounts increased 24.7 percent or $2.1 million due to fee increases and growth in deposits. Credit card activities and insurance and brokerage commissions increased $472,000 and $603,000, respectively over the third quarter of 1996. Operating lease income declined 7.1 percent or $213,000 compared to the third quarter of 1996, primarily due to a decline in assets under lease while income from FGHE contributed to the $1.3 million increase in other NII. Securities sales generated $161,000 of net gains compared to $403,000 during the third quarter 1996.

The efficiency ratio improved by 86 basis points between the quarters to 61.47 percent, excluding the impact of the SAIF assessment. Noninterest expenses ("NIE") for the quarter ending September 30, 1997 were $61.2 million, up 8.6 percent from the $56.3 million recorded for the quarter ending September 30, 1996, excluding the SAIF assessment. Professional fees increased to $6.9 million for the third quarter of 1997, up $3.3 million from the comparable quarter of 1996. Timing of expenditures for consulting services and costs of outsourcing certain bank functions accounted for the majority of the increase. Marketing expenses for the third quarter of 1997 were $360,000 more than the $1.7 million recorded for the prior year quarter. Equipment expense and occupancy expense increased $624,000 and $358,000, respectively.


CURRENT ACCOUNTING ISSUES


In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which provides standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It requires the dual presentation of basic EPS (defined as income available to common stockholders divided by the weighted-average number of common shares outstanding for the period) and diluted EPS on the face of the income statement. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is similar to current fully-diluted EPS calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement for all prior-periods of EPS data presented. Had Centura adopted SFAS No. 128 for the nine-month periods ended September 30, 1997 and 1996, the following per share computations would have been presented in the consolidated financial statements.

                                        Nine Months ended September 30,
                                            1997              1996
Basic income per share                     $2.31             $1.95
Diluted income per share                   $2.26             $1.91


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

In July 1996, the Emerging Issues Task Force provided guidance concerning the costs for modifications to computer software to accommodate the year 2000. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Centura's computer systems are generally based on two digit years and will need this additional programming to recognize the start of the new century. Management currently estimates that the costs of this additional programming ranges from $6-$8 million. Through September 30, 1997, Centura has expensed approximately $461,000 for the year 2000 programming.

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

TABLE 1
--------------------------------------------------------------------------------
LOANS

                                                   September 30, 1997           September 30, 1996          December 31, 1996
                                                   ------------------           -------------------         -----------------
(Dollars in thousands)                            Balance     % of Total       Balance     % of Total      Balance   % of Total
--------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural        $   844,485        18.7%      $   771,281       18.3%    $   743,477      18.1%
Commercial mortgage                               882,383        19.6           819,415       19.5         806,721      19.6
Real estate construction                          566,739        12.6           518,017       12.3         524,246      12.8
                                              ----------------------------------------------------------------------------------
      Commercial loan portfolio                 2,293,607        50.9         2,108,713       50.1       2,074,444      50.5
Consumer                                          305,500         6.8           269,181        6.4         274,733       6.7
Residential mortgage                            1,381,429        30.6         1,403,214       33.4       1,291,036      31.4
Leases                                            489,144        10.8           383,575        9.1         420,240      10.2
Other                                              41,394         0.9            41,614        1.0          49,001       1.2
--------------------------------------------------------------------------------------------------------------------------------
Total loans                                   $ 4,511,074       100.0%      $ 4,206,297      100.0%    $ 4,109,454     100.0%
================================================================================================================================

Residential mortgage servicing
      portfolio for others                    $ 2,819,000                   $ 2,108,000                $ 2,245,000
================================================================================================================================

TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED

                                                   September 30, 1997            September 30, 1996
                                                   ------------------            ------------------
(Dollars in thousands)                           Balance       % of Total       Balance     % of Total
-------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                  $   695,119         14.5%      $   632,851         14.2%
Interest checking                                636,886         13.3           601,381         13.6
Money market                                     759,608         16.0           431,708          9.7
Savings                                          287,152          6.0           309,259          7.0
-------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit less than $100K      1,742,151         36.3         1,740,644         39.3
  Certificates of deposit greater than $100K     364,208          7.6           420,093          9.5
  IRA                                            299,337          6.3           296,431          6.7
-------------------------------------------------------------------------------------------------------
      Total time deposits                      2,405,696         50.2         2,457,168         55.5
-------------------------------------------------------------------------------------------------------
Total average deposits                       $ 4,784,461        100.0%      $ 4,432,367        100.0%
=======================================================================================================

TABLE 3
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiaries

                                                     Nine months ended                          Nine months ended
                                                    September 30, 1997                         September 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Interest      Average                    Interest        Average
                                            Average         Income/       Yield/       Average       Income/         Yield/
(Dollars in thousands)                      Balance         Expense         Rate       Balance       Expense          Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                     $ 4,223,754    $   298,465       9.37%     $ 3,958,127   $  280,204         9.35%
Taxable securities                          1,633,860         81,184       6.63        1,374,903       66,240         6.42
Tax-exempt securities                          42,833          2,855       8.89           48,654        3,225         8.84
Short-term investments                         31,143          1,271       5.38           35,717        1,367         5.03
                                          ------------    ----------                 -----------    ---------
Interest-earning assets, gross              5,931,590        383,775       8.59        5,417,401      351,036         8.58
Net unrealized gain (loss) on available
   for sale securities                          2,350                                     (5,741)
Other assets, net                             527,200                                    463,583
                                          -----------                                -----------
    Total assets                          $ 6,461,140                                $ 5,875,243
                                          ===========                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                         $   636,886    $     8,154       1.71%     $   601,381   $    8,321         1.85%
Money market                                  759,608         23,807       4.19          431,708       10,553         3.27
Savings                                       287,152          4,135       1.93          309,259        4,815         2.08
Time                                        2,405,696         98,623       5.48        2,457,168      101,298         5.51
                                          -----------    -----------                 -----------    ---------
    Total interest-bearing deposits         4,089,342        134,719       4.40        3,799,516      124,987         4.39
Borrowed funds                                756,583         29,824       5.20          581,223       22,403         5.15
Long-term debt                                333,064         16,600       6.57          325,236       15,275         6.27
                                          -----------    -----------                 -----------    ---------
Interest-bearing liabilities                5,178,989        181,143       4.66        4,705,975      162,665         4.62
Demand, noninterest-bearing                   695,119                                    632,851
Other liabilities                              83,983                                     88,962
Shareholders' equity                          503,049                                    447,455
                                          -----------                                -----------
    Total liabilities and
      shareholder's equity                $ 6,461,140                                $ 5,875,243
                                          ===========                                ===========

Interest rate spread                                                       3.93%                                      3.96%

Net yield on interest-
    earning assets                        $ 5,931,590    $   202,632       4.52%     $ 5,417,401   $  188,371         4.57%
                                          ===========    ===========                 ===========   ==========

Taxable equivalent adjustment                            $     5,822                               $    4,371
                                                         ===========                               ==========

------------------------------ ------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiaries

                                                     Three months ended                        Three months ended
                                                      September 30 1997                        September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                            Interest     Average                    Interest      Average
                                             Average         Income/      Yield/        Average      Income/       Yield/
(Dollars in thousands)                       Balance         Expense       Rate         Balance      Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                     $ 4,372,404    $   104,037       9.38%     $ 4,097,846   $   96,733       9.30%
Taxable securities                          1,722,535         28,568       6.63        1,376,452       22,125       6.43
Tax-exempt securities                          40,618            908       8.94           43,742          972       8.89
Short-term investments                         34,177            457       5.23           38,286          562       5.74
                                          -----------     ----------                 -----------   ----------
Interest-earning assets, gross              6,169,734        133,970       8.59        5,556,326      120,392       8.56
Net unrealized gain (loss) on available
   for sale securities                          7,941                                    (12,239)
Other assets, net                             560,958                                    480,240
                                          -----------                                -----------
    Total assets                          $ 6,738,633                                $ 6,024,327
                                          ===========                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                         $   647,316    $     2,718       1.67%     $   602,318   $    2,654       1.75%
Money market                                  837,849          9,023       4.27          549,406        5,094       3.69
Savings                                       285,745          1,299       1.80          304,006        1,542       2.02
Time                                        2,454,163         33,864       5.47        2,472,379       33,844       5.45
                                          -----------     ----------                 -----------   ----------
    Total interest-bearing deposits         4,225,073         46,904       4.40        3,928,109       43,134       4.37
Borrowed funds                                809,460         11,150       5.39          561,180        7,078       5.02
Long-term debt                                356,546          6,331       6.95          324,490        4,989       6.12
                                          -----------     ----------                 -----------   ----------
Interest-bearing liabilities                5,391,079         64,385       4.72        4,813,779       55,201       4.56
Demand, noninterest-bearing                   741,991                                    664,435
Other liabilities                              86,388                                     89,041
Shareholders' equity                          519,175                                    457,072
                                          -----------                                -----------
    Total liabilities and
      shareholder's equity                $ 6,738,633                                $ 6,024,327
                                          ===========                                ===========

Interest rate spread                                                       3.87%                                    4.00%

Net yield on interest-
    earning assets                        $ 6,169,734    $    69,585       4.46%     $ 5,556,326   $   65,191       4.61%
                                          ===========    ===========                 ===========   ==========

Taxable equivalent adjustment                            $     2,126                               $    1,397
                                                         ===========                               ==========

TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                         At and for the nine months  At and for the year ended
                                                             ended September 30,        ended December 31,
(Dollars in thousands)                                        1997           1996              1996
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period        $    58,715    $    55,070      $    55,070
Allowance for acquired financial institutions                 2,410          1,240            1,240
Provision for loan losses                                     9,569          6,850            9,596
Loans charged off                                           (10,527)        (5,413)         (10,408)
Recoveries on loans previously charged off                    2,115          2,582            3,217
---------------------------------------------------------------------------------------------------------------
   Net charge-offs                                           (8,412)        (2,831)          (7,191)
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period              $    62,282    $    60,329      $    58,715
===============================================================================================================

Loans at period-end                                     $ 4,511,074    $ 4,206,297      $ 4,109,454
Average loans                                             4,223,754      3,958,127        4,014,391
Nonperforming loans                                          23,390         17,098           19,210

Allowance for loan losses to loans at period-end               1.38%          1.43%            1.43%
Net charge-offs to average loans                               0.27           0.10             0.18
Allowance for loan losses to nonperforming loans               2.66x          3.53x            3.06x
===============================================================================================================

TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                               September 30,                  December 31,
                                    -------------------------------------  ------------------
(Dollars in thousands)                     1997             1996                  1996
---------------------------------------------------------------------------------------------
Nonaccrual loans                    $     23,390      $    16,489            $   18,713
Restructured loans                          ---               609                   497
                                    -------------------------------------    ----------------
  Nonperforming loans                     23,390           17,098                19,210
Foreclosed property                        5,243            3,300                 3,663
---------------------------------------------------------------------------------------------
Total nonperforming assets          $     28,633      $    20,398            $   22,873
=============================================================================================

Nonperforming assets to:
    Loans and foreclosed property           0.63%            0.48%                 0.56%
    Total assets                            0.42             0.33                  0.36
=============================================================================================

Accruing loans past due ninety days $     10,887      $     7,937            $    8,916
=============================================================================================

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS


                          Tier I Capital      Total Capital      Tier I Leverage
September 30, 1997            11.11%              11.71%              7.85%
December 31, 1996              9.48               10.02               6.56
September 30, 1996             9.43               10.68               6.78
Minimum requirement            4.00                8.00            3.00-5.00

TABLE 7
--------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at September 30, 1997 are summarized below:
                                                                                           Weighted Average
                                                                   Weighted Average Rate       Remaining      Estimated
                                                     Notional       During the Quarter        Contractual     Fair Value
                                                      Amount       Received       Paid        Term (Years)    Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SWAPS
Corporation pays fixed/receives floating         $       125,000     5.74%        6.56%           0.7         $   (754)
Corporation pays variable/receives fixed                 270,000     6.66%        5.67%           6.9            2,503
Corporation pays variable/receives variable              200,000     5.77%        5.26%           1.2             (582)
                                                   --------------                                             ---------
      Total interest rate swaps                  $       595,000                                              $  1,167
                                                   ==============                                             =========


Interest  rate cap and floor  agreements  at September  30, 1997 are  summarized below:
                                                                                            Weighted Average
                                                                                                Remaining
                                                     Notional      Average    Current Index     Contractual    Carrying    Estimated
                                                      Amount         Rate *       Rate          Term (Years)     Value    Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Floors                             $      230,000      5.78%         5.77%          2.6         $    985    $  1,435
                                                   ==============                                             ==========  ==========
Interest Rate Caps                               $       38,000      7.27%         5.77%          5.8         $  1,016    $    605
                                                   ==============                                             ==========  ==========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

At September 30, 1997 Centura had put options for 2 ten-year Treasury futures contracts and call options for 4 ten-year Treasury contracts. Each contract represents a $100,000 notional amount and gives Centura the right but not the obligation to exercise the respective contract. Cumulatively at September 30, 1997, the options had a carrying value of $26,500 and an estimated fair value of $27,200.

TABLE 8
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS


                                              Nine months ended
                                          September 30, 1997 and 1996
-----------------------------------------------------------------------------
                                      Income/                Variance
                                     Expense              Attributable to
(Dollars in thousands)              Variance          Volume          Rate
-----------------------------------------------------------------------------
INTEREST INCOME
Loans                              $  18,261       $  18,771         ($510)
Taxable securities                    14,944          12,811         2,133
Tax-exempt securities                   (370)           (388)           18
Short-term investments                   (96)           (183)           87
                                    ---------       ---------      ----------
    Total interest income             32,739          31,011         1,728

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                     (167)            475          (642)
  Money market                        13,254           9,664         3,590
  Savings                               (680)           (332)         (348)
  Time                                (2,675)         (2,113)         (562)
                                    ---------       ---------     -----------
    Total interest-bearing deposits    9,732           7,694         2,038
Borrowed funds                         7,421           6,902           519
Long-term debt                         1,325             374           951
                                    ---------       ---------     -----------
    Total interest expense            18,478          14,970         3,508
                                    ---------       ---------     -----------

    Net interest income            $  14,261       $  16,041       ($1,780)
                                   ==========      ==========      ========

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS


                                             Three months ended
                                        September 30, 1997 and 1996
--------------------------------------------------------------------------------
                                     Income/              Variance
                                    Expense            Attributable to
(Dollars in thousands)             Variance          Volume         Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                              $  7,304        $  6,527       $   777
Taxable securities                    6,443           5,720           723
Tax-exempt securities                   (64)            (70)            6
Short-term investments                 (105)            (57)          (48)
                                   ---------       ---------      --------
    Total interest income            13,578          12,120         1,458

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                      64             193          (129)
  Money market                        3,929           3,005           924
  Savings                              (243)            (89)         (154)
  Time                                   20            (250)          270
                                   ---------       ---------      --------
    Total interest-bearing deposits   3,770           2,859           911
Borrowed funds                        4,072           3,370           702
Long-term debt                        1,342             523           819
                                                   ---------      --------
    Total interest expense            9,184           6,752         2,432
                                   ---------       ---------      --------

    Net interest income            $  4,394        $  5,368         ($974)
                                   =========       =========        ======

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

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated July 7, 1997 was filed under Item 5, Other Events, indicating the Registrant's announcement on July 7, 1997 of earnings for the three and six months ended June 30, 1997.
       2)A report on Form 8-K dated July 15, 1997 was filed under Item 2, Acquisition or Disposition of Assets, indicating the Registrant had reached an agreement to purchase 5 banking offices, with approximately $92 million of deposits and $55 million of loans, from NationsBank, N.A.
       3)A report on Form 8-K dated August 18, 1997 was filed under Item 2, Acquisition or Disposition of Assets, indicating the Registrant had completed its assumption of loans and deposits of 13 banking centers from Branch Banking and Trust Company and United Carolina Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                      CENTURA BANKS, INC.
                                                      Registrant

Date:  November 14, 1997                          By: /s/Steven J. Goldstein
                                                      ----------------------
                                                      Steven J. Goldstein
                                                      Chief Financial Officer

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