Form 10-K
period 1997-12-31
CENTURA BANKS INC
filed 1998-03-11
CIK 861461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                   FORM 10-K
   [(check)] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities


             For the transition period from           to


Commission File Number: 1-10646


                               CENTURA BANKS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           North Carolina                              56-1688522
--------------------------------------   --------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)


134 North Church Street, Rocky Mount,
           North Carolina                                  27804
--------------------------------------   --------------------------------------
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

                              Yes [(check)]  No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1998, there were 25,980,541 shares outstanding of the Registrant's common stock, no par value. The aggregate market value of the Registrant's common stock held by those persons deemed by the Registrant to be nonaffiliates was approximately $1.7 billion. Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April
15, 1998, are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CROSS REFERENCE



PART I   Item 1   Business                                                                           Page II-
                                                                                                 -----------------
                  Description of Business                                                                    4-11
                  Year 2000 Compliance                                                                      11-12
                  Selected Financial Data                                                                      13
                  Loans                                                                          15-17, 40-41, 48
                  Investment Securities                                                          18-19, 39, 46-47
                  Funding Sources                                                                    19-20, 50-52
                  Average Balance Sheets                                                                       17
                  Net Interest Income and Net Interest Margin                                               20-21
                  Net Interest Income Analysis -- Taxable Equivalent Basis                                     17
                  Net Interest Income and Volume/Rate Variance -- Taxable Equivalent
                  Basis                                                                                        21
                  Asset Quality and Allowance for Loan Losses                                    22-24, 40, 48-49
                  Noninterest Income and Noninterest Expense                                            24-25, 57
                  Equity and Capital Resources                                                   25-26, 37, 64-65
                  Liquidity                                                                                    26
                  Market Risk                                                                               26-29
                  Asset/Liability and Interest Rate Risk Management                                         27-29
         Item 2   Properties                                                                           12, 40, 49
         Item 3   Legal Proceedings
                  Registrant and its subsidiary Centura Bank had been parties since 1994 in a civil action and a related administrative proceeding instituted by seven individuals claiming to represent the depositors of First Savings
                  Bank of Forest City, SSB ("First Savings"), a mutual thrift institution acquired by Registrant and its subsidiary Centura Bank in 1993. The action was originally filed in the Superior Court of Wake County, North
                  Carolina, against the Registrant, Centura Bank, the North Carolina
                  Savings Institutions Division ("NCSID") and six individuals who were directors of First Savings at the time of the acquisition (the "First
                  Savings directors") and sought damages and injunctive relief on a number of theories including breach of fiduciary duty by the First
                  Savings directors in connection with the acquisition. In 1995, the civil case was certified as a class action and the claims against NCSID were severed from the claims against Registrant, Centura Bank and the First
                  Savings directors. The court in the NCSID case, after a hearing on the matter, remanded the NCSID decision approving the transaction to that agency for a hearing on plaintiffs' claims of fiduciary breach, on the basis of which plaintiffs sought an order unwinding the transaction or obtaining from the First Savings directors a disgorgement of benefits alleged to have been wrongfully obtained. By agreement of the parties, approved by the plaintiff class and a final order of the court having jurisdiction, both the civil and administrative proceedings were settled, effective February 4, 1998. Both proceedings were dismissed with prejudice as of that date upon payment by Registrant of an agreed amount to the representatives of the plaintiff class. The Registrant,
                  Centura Bank and the First Savings directors did not admit any wrongdoing in connection with the settlement. The settlement was agreed to by Registrant to end an expensive and time-consuming piece of litigation. The settlement of these proceedings have been accounted for in the consolidated financial statements of Registrant and its subsidiaries at December 31, 1997, and for the year then ended. Registrant is of the view that the settlement is not material to the financial position or results of operations of the Registrant and its subsidiaries taken as a whole.
                  Various other legal proceedings against the Registrant and its subsidiaries have arisen from time to time in the normal course of business.
                  Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of the Registrant or its subsidiaries.

                                                                                                 Page II-
                                                                                            -------------------


           Item 4    Submission of Matters to a Vote of Security Holders
                     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1997.
PART II    Item 5    Market for the Registrant's Common Equity and Related                  7, 8, 25-26, 55-56
                     Stockholder Matters                                                             30, 64-65
           Item 6    Selected Financial Data                                                                13
           Item 7    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                               14-32
           Item 7A   Quantitative and Qualitative Disclosures About Market Risk                          26-29
           Item 8    Financial Statements and Supplementary Data
                     Independent Auditors' Report                                                           34
                     Consolidated Balance Sheets at December 31, 1997 and 1996                              35
                     Consolidated Statements of Income for each of the years in the
                     three-year period ended December 31, 1997                                              36
                     Consolidated Statements of Shareholders' Equity for each of the years
                     in the three-year period ended December 31, 1997                                       37
                     Consolidated Statements of Cash Flows for each of the years in the
                     three-year period ended December 31, 1997                                              38
                     Notes to Consolidated Financial Statements                                          39-65
                     Quarterly Financial Summary for 1997 and 1996                                          30
           Item 9    Changes in and disagreements with accountants on accounting and financial disclosure
                     There have been no changes in or disagreements with accountants on accounting and financial disclosure.
PART III   Item 10   Directors and Executive Officers of the Registrant                                      *
           Item 11   Executive Compensation                                                                  *
           Item 12   Security Ownership of Certain Beneficial Owners and Management                          *
           Item 13   Certain Relationships and Related Transactions                                          *
PART IV    Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                     (a)(1) Financial Statements (See Item 8 for reference)
                        (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.
                        (3) Exhibits have been filed separately with the Commission and are
                            available upon written request.                                              66-67
                     (b) Reports on Form 8-K:
                         On October 6, 1997, the Registrant filed a Form 8-K announcing earnings for the nine months ended September 30, 1997. A press release dated October 6, 1997 was included as an exhibit.
                         On November 20, 1997, the Registrant filed a Form 8-K
                         announcing the completion of the purchase of five North Carolina banking centers from NationsBank, N.A. The transaction added approximately $86 million in deposits and $52 million in loans.

---------
* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

                            DESCRIPTION OF BUSINESS

Registrant

     Centura Banks, Inc. (the "Registrant") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Registrant has two wholly-owned subsidiaries, Centura Bank, a North Carolina chartered bank (the "Bank"), and Centura Capital Trust I ("CCTI"). The Registrant, the Bank, and CCTI are collectively referred to as "Centura". The Registrant provides services and assistance to the Bank and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Registrant receives income and dividends from the Bank, where most of the operations of the Registrant are carried on. The Registrant also receives income from its 49 percent ownership interest in First Greensboro Home Equity, Inc., a home equity mortgage company headquartered in Greensboro, North Carolina ("FGHE"). The majority of the Registrant's executive officers, who are also officers of the Bank, receive their entire salaries from the Registrant. The executive offices of the Registrant and the Bank are located at 134 North Church Street, Rocky Mount, Nash County, North Carolina. At December 31, 1997, the Registrant had total consolidated assets of $7.1 billion.

     CCTI is a statutory business trust created under the laws of the State of Delaware. In June 1997, CCTI issued $100 million of fixed-rate 8.845 percent Capital Securities, Series A ("Capital Securities"). The proceeds from the Capital Securities issuance and from the common stock issued to the Registrant were invested in Junior Subordinated Deferrable Interest Debentures (the "junior debentures") issued by the Registrant. The junior debentures are the primary assets of CCTI. The Registrant has guaranteed the obligations of CCTI under the Capital Securities.

     The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 1997, the Bank had 2,211 full-time and 464 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

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

     Another component of the strategic intent is the convenient delivery of financial products and services to each customer. At December 31, 1997, Centura serviced its customers through 192 financial stores, including 23 supermarket locations, and through more than 300 automated teller machines throughout North Carolina, Virginia, and South Carolina. Alternatively, Centura offers Centura Highway, a centralized telephone operation which handles a full line of financial services; a home page on the Internet; and home banking through a telephone network operated by a third party and connected to the personal computers of customers.

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

     Centura's growth plan continues to include acquisitions that create strategic market entry or enhancement opportunities. During 1997, Centura completed three deposit assumption transactions within North Carolina and one acquisition of an insurance agency. These transactions are described further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to consolidated financial statements.

Competition

     The financial services industry is highly competitive. Centura, through the Bank, competes for all types of loans, deposits, and financial services with other bank and nonbank institutions located within the State. Since the amount of money a state bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, the Bank's larger competitors for commercial loan customers have higher lending limits than does the Bank. Centura was the seventh largest bank holding company in North Carolina based on its assets at December 31, 1997.

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


Supervision and Regulation

     The following discussion is intended to be a summary of the material regulations and policies applicable to the Registrant and its subsidiaries and does not purport to be a comprehensive discussion.

     General. The Registrant is a bank holding company, registered with the Federal Reserve under the BHC Act and with the North Carolina Commissioner of Banks (the "Commissioner") under the North Carolina Bank Holding Company Act of 1984, as amended (the "North Carolina Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the North Carolina Act and the regulations of the Federal Reserve and the Commissioner.

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


     Regulation of Bank Holding Companies

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

North Carolina has enacted "opt in" legislation that permits interstate branching in North Carolina on a reciprocal basis through June 1, 1997, and on an unlimited basis thereafter. Accordingly, the Bank is able to establish and operate branches in other states, unless such states have enacted "opt out" legislation.

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


     Capital Adequacy

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

     The minimum guideline for the ratio ("Risk Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0 percent. At least half of the Total Capital must be composed of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier II Capital"). At December 31, 1997, the Registrant and the Bank were in compliance with the total capital ratio and the Tier I capital ratio requirements. Note 19 of the notes to consolidated financial statements presents Centura's and the Bank's capital ratios.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio") of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0 percent plus an additional cushion of 100 to 200 basis points. The Registrant was in compliance with the minimum Leverage Ratio requirement as of December 31, 1997. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Reserve and was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither the Registrant nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal banking agencies have, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FIDICIA"), proposed an amendment to the risk-based capital standards that would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.


     Support of Subsidiary Bank

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


     Payment of Dividends

     The Registrant is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Registrant as well as the Registrant to its shareholders.

     Under North Carolina law, the Bank may pay cash dividends only out of undivided profits and only if the Bank has surplus of a specified level. If a bank having capital stock of $15,000 or more has surplus of less than 50 percent of its paid-in capital stock, no cash dividend may be declared until the bank has transferred from undivided profits to surplus 25 percent of its undivided profits or any lesser percentage sufficient to raise the bank surplus to an amount equal to 50 percent of its paid-in capital. Furthermore, if, in the opinion of the federal regulatory agencies, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FIDICIA an insured bank may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See Note 19 of the notes to consolidated financial statements for amounts available for dividends.

     The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.


     Community Reinvestment Act ("CRA")

     The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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


     Prompt Corrective Action

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


     At December 31, 1997, the Bank had the requisite capital levels to qualify as well-capitalized.


     FDIC Insurance Assessments

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

     Under the Federal Deposit Insurance Act, ("FDIA") insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

 Safety and Soundness Standards

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

     Depositor Preference

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


     Technology Risk Management

     Federal banking regulators have recently issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. A fundamental change in the banking business has been brought on by advances in technology. Notably, banks are contracting increasingly with outside vendors to provide data processing and core banking functions. Furthermore, the use of technology-related products, services, delivery channels, and processes expose a bank to various risks, particularly transaction, strategic, reputation and compliance risk. Banks are generally expected to successfully manage technology related risks with all other risks to ensure that a bank's risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring and controlling risks associated with the use of technology.

     Registrant and Centura Bank are engaged in an active program of risk management related to technology. Management has adopted, and the Audit Committee of the Board has reviewed and approved, an Information Security Policy for Registrant and its subsidiaries, covering (i) information security generally, (ii) end user computing, (iii) electronic mail, (iv) the Internet, and (v) remote access to corporate systems. In addition, Registrant has retained an independent auditing firm to audit the information technology systems of the Registrant on all platforms, including the security of such systems. The initial audit has been completed and has found the systems to be acceptable. The audit report contained a number of suggestions for further improvements that management has reviewed with the Audit Committee. Management continues to work on system security as a matter of priority among corporate goals.


     Transactions with Related Parties

     The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA") and the regulations of the Federal Reserve thereunder. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is under common control with the Bank, excluding the Bank's subsidiaries. At present, the provisions of Sections 23A and 23B apply to extensions of credit by the Bank to the Registrant, CCTI and FGHE. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of capital and surplus and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount of a type described in Section 23A and purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.


     Federal Securities Law

     The Registrant's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


Year 2000 Compliance

     The "Year 2000" issue confronting Registrant and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, Centura and its operations may be significantly affected by the Year 2000 issue due to its dependence on computer generated financial information. Software, hardware, and equipment both within and outside Centura's direct control and with whom Centura electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and Centura could experience a temporary inability to process transactions, prepare statements or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of Centura's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 matter could result in a significant adverse impact on products, services and the competitive condition of Centura.

     Financial institution regulators have recently increased their focus upon Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000, assess their potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovation,
(4) validation, and (5) implementation.

     Centura has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because Centura outsources its item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. Centura's inquiries indicate that Centura's external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that information systems will be Year 2000 compliant prior to the end of 1998. This will enable Centura to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations.

     For additional discussion on Year 2000 matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."


Properties

     The main executive offices of the Registrant and the Bank are located in Rocky Mount, North Carolina. The Bank operates 192 financial stores, the substantial majority of which are located in North Carolina. The Bank also operates financial stores in South Carolina and the Hampton Roads region of Virginia.

Table 1
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                                                     Five-Year
                                                                                                                     Compounded
                                                                                                                       Growth
                                                   1997          1996          1995          1994          1993         Rate
                                              ------------- ------------- ------------- ------------- ------------- -----------
SUMMARY OF OPERATIONS
(thousands, except per share)
Interest income .............................   $ 515,089     $ 469,760     $ 417,635     $ 324,950     $ 282,819       13.4%
Interest expense ............................     247,184       219,676       192,990       123,657       112,306       14.7
                                                ---------     ---------     ---------     ---------     ---------
Net interest income .........................     267,905       250,084       224,645       201,293       170,513       12.3
Provision for loan losses ...................      13,418         9,596         7,904         7,220         9,151       (4.9)
Noninterest income ..........................     117,221       100,847        80,110        63,756        66,642       15.6
Noninterest expense .........................     246,230       233,981       195,777       170,207       157,040       12.0
Income taxes ................................      42,420        39,203        36,421        31,849        26,688       20.7
                                                ---------     ---------     ---------     ---------     ---------
Net icome ..................................   $  83,058     $  68,151     $  64,653     $  55,773     $  44,276       19.9
                                                =========     =========     =========     =========     =========
Net interest income, taxable equivalent .....   $ 275,632     $ 256,109     $ 229,827     $ 207,033     $ 176,610       12.0
                                                =========     =========     =========     =========     =========
Cash dividends paid .........................   $  27,354     $  24,001     $  18,731     $  15,874     $  12,833       22.3
                                                =========     =========     =========     =========     =========
PER COMMON SHARE
Net income -- basic .........................   $   3.22      $   2.66      $   2.50      $   2.23      $   1.92        15.2%
Net income -- diluted .......................       3.15          2.60          2.45          2.19          1.90        15.1
Cash dividends ..............................       1.06          1.00           .85           .74           .69        11.0
Book value ..................................      20.82         18.51         17.19         14.95         14.09        11.2
SELECTED AVERAGE BALANCES
(millions)
Assets ......................................   $   6,601     $   5,956     $   5,178     $   4,478     $   3,937       13.7%
Earning assets ..............................       6,056         5,485         4,754         4,118         3,614       13.8
Loans .......................................       4,309         4,014         3,638         3,005         2,650       12.6
Investment securities .......................       1,716         1,436         1,083         1,083           905       19.4
Core deposits ...............................       4,512         4,102         3,646         3,445         3,058       10.6
Total deposits ..............................       4,899         4,505         4,036         3,718         3,334       10.5
Shareholders' equity ........................         510           454           425           360           301       14.9
SELECTED YEAR-END BALANCES
(millions)
Assets ......................................   $   7,125     $   6,294     $   5,785     $   4,658     $   4,518       14.3%
Earning assets ..............................       6,458         5,720         5,274         4,230         4,091       14.5
Loans .......................................       4,587         4,109         3,898         3,244         2,834       13.2
Investment securities .......................       1,828         1,578         1,329           966         1,201       20.1
Core deposits ...............................       4,893         4,387         3,948         3,428         3,538       11.5
Total deposits ..............................       5,365         4,733         4,444         3,736         3,854       11.5
Shareholders' equity ........................         538           475           443           369           351       15.1
SELECTED RATIOS
Return on average assets ....................        1.26%         1.14%         1.25%         1.25%         1.12%
Return on average equity ....................      16.28         15.02         15.22         15.48         14.73
Average equity to average assets ............       7.73          7.62          8.21          8.04          7.64
Dividend payout ratio .......................      32.93         35.22         28.97         28.46         28.98

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 35-65 and the supplemental financial data appearing throughout this report. Centura is a bank holding company operating in North Carolina and Virginia. Note 1 of the notes to consolidated financial statements discusses its wholly-owned subsidiaries, Centura Bank (the "Bank") and Centura Capital Trust I ("CCTI").

     Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. The following table provides a summary of merger and acquisition activity for the three-year period ending December 31, 1997. The transactions allowed Centura to leverage upon existing market presence as well as expand into adjacent and complimentary markets within North Carolina.


Table 2
--------------------------------------------------------------------------------

Institution                                                                 Acquisition Date     Total Assets
------------------------------------------------------------------------   ------------------   -------------
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
(Dollars in millions)
Branch Banking and Trust Company and United Carolina Bank, deposit
 assumption ("BB&T") ...................................................         8/15/97             $313
Betts & Company ("Betts"), insurance agency ............................        11/03/97                1
NationsBank, N.A., deposit assumption ("NationsBank") ..................        11/13/97               86
First Union National Bank, deposit assumption ("First Union") ..........        12/05/97               16
                                                                                                     ----
 Total 1997 Purchase Acquisitions ......................................                             $416
                                                                                                     ====
Essex Savings Bank, deposit assumption .................................         7/26/96             $ 71
First Community Bank, Gastonia .........................................         8/16/96              121
First Greensboro Home Equity, Inc., Greensboro, 49% purchase ("FGHE") ..        10/01/96               --
                                                                                                     ----
 Total 1996 Purchase Acquisitions ......................................                             $192
                                                                                                     ====
Cleveland Federal Bank, A Savings Bank, Shelby .........................         3/30/95             $ 86
First Southern Bancorp, Inc., Asheboro .................................         6/02/95              325
                                                                                                     ----
 Total 1995 Purchase Acquisitions ......................................                             $411
                                                                                                     ====
MERGERS ACCOUNTED FOR AS POOLINGS OF INTERESTS:
First Commercial Holding Corp., Asheville ..............................         2/27/96             $172
FirstSouth Bank, Burlington ............................................        10/25/96              170
CLG, Inc., Raleigh .....................................................        11/01/96              126
                                                                                                     ----
 Total 1996 Mergers ....................................................                             $468
                                                                                                     ====

     The 1996 mergers were accounted for as poolings-of-interests. Therefore, all financial data previously reported prior to the dates of merger have been restated as though the entities had been combined for all the periods presented. For the completed acquisitions accounted for under the purchase method of accounting, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction.

     On January 30, 1998, Centura consummated the acquisition of Moore and Johnson, Inc. ("M&J"), an insurance agency with its principal operations in Raleigh, North Carolina. M&J added approximately $3 million in assets. As this transaction was accounted for as a purchase, its financial position and results of operations are not included in the consolidated financial statements until the consummation of the transaction.

     Centura has one merger of a South Carolina financial institution, Pee Dee Bankshares, Inc. ("Pee Dee"), pending completion during the first quarter of 1998. Pee Dee is expected to be accounted for as a pooling-of-interests. At December 31, 1997, Pee Dee had $138 million in assets, $119 million in deposits and $90 million in loans.

     Centura continually evaluates acquisition opportunities and will continue seeking to acquire healthy thrift and banking institutions and financial services entities as allowed under current regulatory guidelines.

                                    SUMMARY

     Centura recorded net earnings of $83.1 million for the year ended December 31, 1997, an increase of $14.9 million or 21.9 percent from the year ended December 31, 1996. Earnings per diluted share were $3.15 compared to $2.60 for the prior year. Excluding a one-time Savings Association Insurance Fund ("SAIF") charge in 1996, net income for 1997 rose 14.7 percent and earnings per diluted share increased $0.39. Key factors responsible for such results follow:


     o Taxable equivalent net interest income increased by $19.5 million, or
       7.6 percent, to $275.6 million in 1997 despite a 10 basis point decline in the net interest margin to 4.56 percent. The volume of average interest earning assets increased $570.6 million to $6.1 billion which outpaced the $520.2 million increase in interest-bearing liabilities, producing a $22.2 million rise in taxable equivalent net interest income. The net impact of changes in interest rates and product spreads lowered taxable equivalent net interest income by $2.7 million.

     o Excluding acquisition activity, average loan volume increased 5.6 percent over 1996 while average deposits grew 5.8 percent over last year. Including 1997 acquisitions, average loan and deposit growth over last year was 7.3 percent and 8.7 percent, respectively. At December 31, 1997, loans and deposits were $4.6 billion and $5.4 billion, respectively, compared to loans of $4.1 billion and deposits of $4.7 billion at year-end 1996.

     o Asset quality measures remained sound for 1997. Nonperforming assets were $27.9 million at December 31, 1997, representing only 0.39 percent of total assets, compared to $22.9 million, or 0.36 percent of total assets last year.

     o The allowance for loan losses was $64.3 million, representing 1.40 percent of outstanding loans at December 31, 1997, compared to $58.7 million, or 1.43 percent of loans, the previous year. Net charge-offs were 0.25 percent of average loans, compared to 0.18 percent of average loans for the year ended December 31, 1996.

     o Noninterest income, before securities transactions, for 1997 increased $18.0 million to $117.1 million compared to $99.0 million last year. Service charges on deposit accounts, insurance and brokerage commissions, ATM fees and credit card activity accounted for the majority of the increase.

     o Noninterest expenses for 1997 increased 8.6 percent to $246.2 million over the 1996 SAIF-adjusted level. Personnel expenses, professional fees, and outsourcing charges were responsible for a majority of this increase.


                            INTEREST-EARNING ASSETS

     Interest-earning assets, consisting primarily of loans and investment securities, averaged $6.1 billion for the year ended December 31, 1997 as compared to $5.5 billion for the prior year. At December 31, 1997, earning assets were $6.5 billion, representing a $738.1 million or 12.9 percent increase over the $5.7 billion at December 31, 1996. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the "Asset Quality and Allowance for Loan Losses" section and the "Market Risk" and "Asset/Liability and Interest Rate Risk Management" sections, respectively.


Loans

     Loans and leases (collectively referred to as "loans") at December 31, 1997, were $4.6 billion, an increase of $477.1 million or 11.6 percent, over the $4.1 billion recorded last year. Loans of approximately $223 million were acquired in connection with the 1997 acquisitions. Excluding these acquisitions, period-end loans grew 6.2 percent. Table 3 summarizes the mix of total loans outstanding. The portfolio mix did not change significantly from year-end 1996. The commercial loan portfolio (commercial mortgage, commercial, industrial and agricultural; and real estate construction) comprised 51.6 percent of the loan portfolio at December 31, 1997, compared to 51.7 percent last year. Consumer loans and leases ended the year at 38.1 percent and 10.3 percent, respectively, of total loans versus 38.1 percent and 10.2 percent, respectively, at December 31, 1996.

     Commercial loans at December 31, 1997 were $2.4 billion with over 90 percent of the commercial loans secured. Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed credit. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and noncompliance with terms, conditions and loan agreements are promptly reported to the credit review area and reviewed.

     In connection with commercial lending activities, Centura had $64.2 million of standby letters of credit outstanding at December 31, 1997. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

     Consumer loans (equity lines, residential mortgages, installment loans, and other credit line loans) increased $182.1 million to $1.7 billion at December 31, 1997. During the last half of 1997, Centura completed a loan campaign focusing sales efforts on consumer loan growth. Equity lines and other credit lines increased $101.2 million between the year-ends. Residential mortgages at December 31, 1997 increased $63.2 million over the prior year-end. The continued integration of CLG, Inc., acquired in late 1996, and the increased demand for lease financing in the markets served, supported the $50.1 million growth in leases from year-end 1996.

     Credit is extended by the Bank principally to customers in its market areas of North Carolina and the Hampton Roads region of Virginia. Although not a significant part of Centura's lending activities, foreign credit is extended on a case by case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. Management discourages loans to high technology start-up companies, to highly speculative real estate development projects, and to participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.


     Loans and other assets which were not performing in accordance with their original terms and past-due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

     Average loan volume increased to $4.3 billion during 1997, up $294.7 million, or 7.3 percent, over 1996. Excluding acquisitions, average loans grew
5.6 percent over 1996 levels. During 1997, average loans as a percent of average earning assets declined slightly to 71.2 percent, compared to 73.2 percent last year.

     Taxable equivalent interest income generated by loans increased $27.1 million or 7.1 percent during 1997 to $406.5 million compared to $379.4 million for the prior year. Given that over 50 percent of the loan portfolio is affected by changes in the prime rate or other indices, loan interest income is impacted by changes in the rate environment. As shown in Table 5, "Net Interest Income Analysis -- Taxable Equivalent Basis," the average loan yield declined 2 basis points to 9.43 percent in 1997. Consequently, most of the increase in the taxable equivalent interest income was due to volume as illustrated in Table 7, "Net Interest Income and Volume/Rate Variance Taxable Equivalent Basis." Interest income on loans without the taxable equivalent adjustment for 1997 was $406.1 million as compared to $379.0 million for the prior year.


Table 3
--------------------------------------------------------------------------------
TYPES OF LOANS
--------------------------------------------------------------------------------

                                           1997                      1996
                                 ------------------------- -------------------------
                                                   % of                      % of
                                     Amount       Total        Amount       Total
                                 ------------- ----------- ------------- -----------
                                                     (thousands)
Commercial, financial and
 agricultural ..................  $  846,074       18.45%   $  743,477       18.09%
Consumer .......................     321,513        7.00       274,733        6.69
Real estate -- mortgage(1) .....   2,320,320       50.59     2,097,757       51.05
Real estate -- construction
 and land development ..........     578,304       12.61       524,246       12.76
Leases .........................     470,376       10.26       420,240       10.23
Other ..........................      49,995        1.09        49,001        1.18
                                  ----------      ------    ----------      ------
Total loans ....................  $4,586,582      100.00%   $4,109,454      100.00%
                                  ==========      ======    ==========      ======



                                           1995                      1994                      1993
                                 ------------------------- ------------------------- -------------------------
                                                   % of                      % of                      % of
                                     Amount       Total        Amount       Total        Amount       Total
                                 ------------- ----------- ------------- ----------- ------------- -----------
                                                                  (thousands)
Commercial, financial and
 agricultural ..................  $  671,803   17.23%       $  591,317       18.23%   $  493,021       17.39%
Consumer .......................     270,889    6.95           234,438        7.23       208,001        7.34
Real estate -- mortgage(1) .....   2,211,607   56.73         1,843,423       56.82     1,712,254       60.41
Real estate -- construction
 and land development ..........     434,014   11.13           336,889       10.38       246,781        8.71
Leases .........................     269,677    6.92           199,982        6.16       141,383        4.99
Other ..........................      40,446    1.04            38,106        1.18        32,924        1.16
                                  ----------   ------       ----------      ------    ----------      ------
Total loans ....................  $3,898,436   100.00 %     $3,244,155      100.00%   $2,834,364      100.00%
                                  ==========   =========    ==========      ======    ==========      ======

---------
(1) Real estate -- mortgage represents loans secured by real estate, which includes loans secured by multifamily residential property, residential mortgage loans, residential mortgage loans held for sale, loans secured by farmland, and loans secured by other commercial property.

Table 4
--------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
--------------------------------------------------------------------------------

                                                                   As of December 31, 1997
                                                    -----------------------------------------------------
                                                                       One
                                                       Within        Through        Over
                                                         One           Five         Five
                                                        Year          Years         Years        Total
                                                    ------------   -----------   ----------   -----------
                                                                         (thousands)
Commercial, financial, and agricultural:
 Fixed interest rates ...........................    $  68,093      $  91,275     $ 13,530     $ 172,898
 Floating interest rates ........................      367,707        266,812       38,657       673,176
                                                     ---------      ---------     --------     ---------
   Total ........................................    $ 435,800      $ 358,087     $ 52,187     $ 846,074
                                                     =========      =========     ========     =========
Real estate -- construction and land development:
 Fixed interest rates ...........................    $  28,026      $  51,820     $  4,785     $  84,631
 Floating interest rates ........................      274,552        203,362       15,759       493,673
                                                     ---------      ---------     --------     ---------
   Total ........................................    $ 302,578      $ 255,182     $ 20,544     $ 578,304
                                                     =========      =========     ========     =========

Table 5
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                  1997                                  1996
                                  ------------------------------------- -------------------------------------
                                                 Interest                              Interest
                                     Average      Income/     Average      Average      Income/     Average
                                     Balance      Expense   Yield/Rate     Balance      Expense   Yield/Rate
                                  ------------- ---------- ------------ ------------- ---------- ------------
                                                                  (thousands)
ASSETS
Loans ...........................  $4,309,064    $406,487  9.43%         $4,014,391    $379,411  9.45%
Taxable securities ..............   1,669,017     110,906  6.64           1,394,307      90,374  6.48
Tax-exempt securities ...........      42,272       3,775  8.93              47,450       4,211  8.87
Short-term investments ..........      30,741       1,648  5.36              34,368       1,789  5.20
                                   ----------    --------                ----------    --------
Interest-earning assets,
 gross ..........................   6,051,094     522,816  8.64           5,490,516     475,785  8.67
Net unrealized gains
 (losses) on available
 for sale securities ............       4,512                                (5,542)
Other assets, net ...............     545,478                               471,316
                                   ----------                            ----------
  Total assets ..................  $6,601,084                            $5,956,290
                                   ==========                            ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest checking ...............  $  651,774    $ 10,828  1.66%         $  611,342    $ 11,085  1.81%
Money market ....................     795,397      33,633  4.23             489,281      17,093  3.49
Savings .........................     288,128       5,451  1.89             306,772       6,311  2.06
Time ............................   2,446,648     134,029  5.48           2,450,809     134,556  5.49
                                   ----------    --------                ----------    --------
Total interest-bearing
 deposits .......................   4,181,947     183,941  4.40           3,858,204     169,045  4.38
Borrowed funds ..................     763,043      40,453  5.30             588,008      30,427  5.17
Long-term debt ..................     341,067      22,790  6.68             319,634      20,204  6.32
                                   ----------    --------                ----------    --------
Interest-bearing liabilities        5,286,057     247,184  4.68           4,765,846     219,676  4.61
                                                 --------                              --------
Demand, noninterest-
 bearing ........................     717,506                               647,245
Other liabilities ...............      87,191                                89,453
Shareholders' equity ............     510,330                               453,746
                                   ----------                            ----------
  Total liabilities and
   shareholders'
   equity .......................  $6,601,084                            $5,956,290
                                   ==========                            ==========
Interest rate spread ............                          3.96%                                 4.06%
Net yield on interest-
 earning assets, gross ..........  $6,051,094    $275,632  4.56%         $5,490,516    $256,109  4.66%
                                   ==========    ========                ==========    ========
Taxable equivalent
 adjustment .....................                $  7,727                              $  6,025
                                                 ========                              ========



                                                  1995
                                  -------------------------------------
                                                  Interest
                                     Average      Income/     Average
                                     Balance      Expense    Yield/Rate
                                  ------------- ----------- -----------
                                               (thousands)
ASSETS
Loans ...........................  $3,638,129    $349,301       9.60%
Taxable securities ..............   1,041,994      66,956       6.43
Tax-exempt securities ...........      50,765       4,418       8.70
Short-term investments ..........      33,022       2,142       6.49
                                   ----------    --------
Interest-earning assets,
 gross ..........................   4,763,910     422,817       8.88
Net unrealized gains
 (losses) on available
 for sale securities ............     (10,064)
Other assets, net ...............     424,005
                                   ----------
  Total assets ..................  $5,177,851
                                   ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest checking ...............  $  567,764    $ 12,866       2.27%
Money market ....................     396,841      12,833       3.23
Savings .........................     329,877       8,057       2.44
Time ............................   2,169,535     120,151       5.54
                                   ----------    --------
Total interest-bearing
 deposits .......................   3,464,017     153,907       4.44
Borrowed funds ..................     364,293      21,144       5.80
Long-term debt ..................     270,269      17,939       6.64
                                   ----------    --------
Interest-bearing liabilities        4,098,579     192,990       4.71
                                                 --------
Demand, noninterest-
 bearing ........................     571,606
Other liabilities ...............      82,789
Shareholders' equity ............     424,877
                                   ----------
  Total liabilities and
   shareholders'
   equity .......................  $5,177,851
                                   ==========
Interest rate spread ............                               4.17%
Net yield on interest-
 earning assets, gross ..........  $4,763,910    $229,827       4.82%
                                   ==========    ========
Taxable equivalent
 adjustment .....................                $  5,182
                                                 ========

---------
(1) Nonaccrual loans are included in average balances for yield computations.
(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 1997 of 35% and 7.50%, for 1996 of 35% and 7.75%, and for 1995 of 35% and 7.75%
    for federal and state purposes, respectively.
(3) Average balances of taxable and tax-exempt securities available for sale do not include the unrealized gains (losses) recorded on such securities.
    Such amounts, net of taxes, are included in the average balances of shareholders' equity.

Investment Securities

     The investment portfolio at year-end 1997 was $1.8 billion, up 15.9 percent from the $1.6 billion at the end of 1996. On average, investments increased $279.6 million or 19.5 percent to $1.7 billion for 1997 versus $1.4 billion for 1996. As a percentage of average earning assets, investments gained ground during 1997, representing 28.3 percent of average earnings assets compared to 26.2 percent for the prior year, primarily a result of deposit growth out-pacing loan growth. Refer to Note 3 of the notes to consolidated financial statements for a summary of investment securities as of December 31, 1997, 1996 and 1995.

     The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities so as to minimize any credit risk in the investment portfolio. At the end of 1997, over 97 percent of the investment portfolio consisted of obligations of the U.S. Government and its agencies or other investment grade fixed income securities. At December 31, 1997, the average duration of the investment portfolio was approximately 2.13 years, compared to 2.34 years at year-end 1996. The duration of a financial instrument is the weighted average maturity of the instrument's total cash flows in present value terms. See Table 6, "Investment Securities -- Maturity/Yield Schedule," for a more detailed analysis of the investment portfolio's remaining contractual maturities.


Table 6
--------------------------------------------------------------------------------
INVESTMENT SECURITIES -- MATURITY/YIELD SCHEDULE
--------------------------------------------------------------------------------

                                                                   As of December 31, 1997
                             ---------------------------------------------------------------------------------------------------
                                                                    Remaining Maturities
                             ---------------------------------------------------------------------------------------------------
                                  Within 1 Year             1 to 5 Years            6 to 10 Years            Over 10 Years
                             ------------------------ ------------------------ ------------------------ ------------------------
                                            Taxable                  Taxable                  Taxable                  Taxable
                              Amortized   Equivalent   Amortized   Equivalent   Amortized   Equivalent   Amortized   Equivalent
                                 Cost      Yield (1)      Cost      Yield (1)      Cost      Yield (1)      Cost      Yield (1)
                             ----------- ------------ ----------- ------------ ----------- ------------ ----------- ------------
                                                                         (thousands)
Held to Maturity:
U.S. Treasury ..............   $52,188        5.56%     $34,756        6.37%     $    --         --%       $   --         --%
U.S. Government agencies
 and corporations ..........    22,249        5.75       26,778        6.34           --         --            --         --
State and municipal ........     4,136        9.63       16,287        9.65       12,088       8.09         5,953       7.90
Mortgage-backed ............        --          --        6,912        5.70        5,359       6.75            --         --
Other securities ...........     1,800        6.00           50       10.25           --         --            --         --
                               -------        ----      -------       -----      -------       ----        ------       ----
Total held to maturity .....   $80,373        5.83%     $84,783        6.94%     $17,447       7.68%       $5,953       7.90%
                               =======        ====      =======       =====      =======       ====        ======       ====



                             As of December 31, 1997
                             -----------------------
                                      Total
                             -----------------------
                                           Taxable
                              Amortized   Equivalent
                                 Cost     Yield (1)
                             ----------- -----------
                                   (thousands)
Held to Maturity:
U.S. Treasury ..............  $ 86,944       5.88%
U.S. Government agencies
 and corporations ..........    49,027       6.07
State and municipal ........    38,464       8.89
Mortgage-backed ............    12,271       6.16
Other securities ...........     1,850       6.11
                              --------       ----
Total held to maturity .....  $188,556       6.57%
                              ========       ====


                                                            Remaining Maturities
                                 --------------------------------------------------------------------------
                                      Within 1 Year             1 to 5 Years            6 to 10 Years
                                 ------------------------ ------------------------ ------------------------
                                                Taxable                  Taxable                  Taxable
                                  Amortized   Equivalent   Amortized   Equivalent   Amortized   Equivalent
                                     Cost      Yield (1)      Cost      Yield (1)      Cost      Yield (1)
                                 ----------- ------------ ----------- ------------ ----------- ------------
                                                                (thousands)
Available for Sale:
U.S. Treasury ..................  $ 63,703        5.81%    $122,797        6.80%     $   ---         --%
U.S. Government agencies
 and corporations ..............    60,609        6.13       98,784        7.01           --         --
State and municipal ............       275        6.55          465        7.87        1,403       7.68
Mortgage-backed and
 asset-backed ..................        --          --       62,104        6.72       44,181       6.72
Other securities ...............    24,725        5.13        7,651        6.00        8,750       7.71
                                  --------        ----     --------        ----      -------       ----
Total held to maturity .........  $149,312        5.83%    $291,801        6.84%     $54,334       6.90%
                                  ========        ====     ========        ====      =======       ====



                                    Remaining Maturities
                                 --------------------------
                                       Over 10 Years                  Total
                                 -------------------------- -------------------------
                                                  Taxable                   Taxable
                                   Amortized    Equivalent    Amortized    Equivalent
                                      Cost       Yield (1)       Cost      Yield (1)
                                 ------------- ------------ ------------- -----------
                                                     (thousands)
Available for Sale:
U.S. Treasury ..................  $       --         --%     $  186,500       6.46%
U.S. Government agencies
 and corporations ..............      19,836       7.03         179,229       6.71
State and municipal ............          --         --           2,143       7.57
Mortgage-backed and
 asset-backed ..................     964,610       6.78       1,070,895       6.78
Other securities ...............     143,437       6.55         184,563       6.39
                                  ----------       ----      ----------       ----
Total held to maturity .........  $1,127,883       6.76%     $1,623,330       6.69%
                                  ==========       ====      ==========       ====

---------
(1) Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35% for federal and 7.50% for state purposes.

     The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. Centura intends and has the ability to hold its HTM portfolio until maturity. The HTM portfolio is carried at amortized cost. At December 31, 1997, HTM securities amounted to $188.6 million compared with $257.8 million at year-end 1996. The decrease was primarily a result of scheduled maturities within the portfolio. At December 31, 1997 and 1996, the fair value of the HTM portfolio exceeded its amortized cost by $3.1 million and $246,000, respectively.

     The AFS portfolio, representing the remainder of the investment portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At December 31, 1997, the AFS portfolio was $1.6 billion compared with $1.3 billion at year-end 1996. At December 31, 1997, the recorded fair value of the AFS portfolio was greater than cost by $16.2 million, which amount has been recorded, net of tax, as a separate component of shareholders' equity. The fair value of the AFS securities at December 31, 1996 was $2.6 million above amortized cost. Net gains of $136,000 on AFS investment securities were realized during 1997 from sales and issuer call activity, compared to $1.8 million of realized net gains during 1996.

     Investment securities contributed $114.7 million in taxable equivalent interest income during 1997, up from the $94.6 million earned in 1996. The average yield on investments was 6.70 percent in 1997 versus 6.56 percent in 1996. The increase in investment securities volume was responsible for $17.7 million of the increase in taxable equivalent interest income while changes in interest rates and in the mix of the investment portfolio contributed $2.4 million. For additional information see Table 5 "Net Interest Income -- Taxable Equivalent Basis" and Table 7 "Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis." Investment interest income, as recorded in the consolidated income statement, was $107.4 million for 1997 versus $88.9 million for 1996.


                                FUNDING SOURCES

     Total funding sources averaged $6.0 billion during 1997, an increase of $590.5 million or 10.9 percent from the average volume in 1996. Funding sources include deposits, short-term borrowings and long-term borrowings.


Deposits

     The deposit base increased $631.9 million to $5.4 billion at December 31, 1997, compared to $4.7 billion at December 31, 1996. Internal growth was supported by the addition of approximately 45,000 new households during 1997, excluding those acquired through acquisition. Deposit assumption transactions added $415 million in deposits. Excluding the 1997 acquisitions, total deposits increased 4.6 percent over the prior year end.

     On average, total deposits increased $394.0 million in 1997 to $4.9 billion, or 8.7 percent over the 1996 average of $4.5 billion. Excluding the acquired deposits, average deposit growth over 1996 was approximately 5.8 percent.

     Deposit mix trends demonstrated a shift from passbook savings and certificates of deposits to market sensitive money market accounts. On average, money market accounts grew dramatically in 1997 to $795.4 million, a $306.1 million increase from the 1996 average, and grew to represent 16.2 percent of average total deposits during 1997, increasing from 10.9 percent averaged during 1996. Time deposits declined by $4.2 million, and as a percent of total deposits fell from 54.4 percent in 1996 to 49.9 percent in 1997. Total time deposits with denominations of $100,000 or greater averaged $381.9 million during 1997 and $403.7 million during 1996. Transaction account balances (interest checking and noninterest-bearing demand deposits) on average increased 8.8 percent, while holding steady at approximately 28.0 percent of average total deposits.

     Core deposits include noninterest-bearing demand, interest checking, money market, savings and certificates of deposits with balances less than $100,000. Core deposits grew $506.2 million between the year-end periods to $4.9 billion at December 31, 1997. Average core deposit growth between the periods was moderate at 10.0 percent. Core deposits provide a stable source of low cost funds and continued to represent a majority of Centura's total deposit base at year-end 1997, 91.2 percent compared to 92.7 percent at December 31, 1996. These are very high levels by industry standards. The acquisition activity during 1997 contributed to adding core deposits.

     Interest expense on deposits increased $14.9 million to $183.9 million for 1997 compared to $169.0 million for 1996. As shown in Table 5, "Net Interest Income Analysis -- Taxable Equivalent Basis," the cost of interest-bearing deposits increased 2 basis points to average 4.40 percent for 1997. The increase in deposit interest expense was due primarily to volume. The change in interest rates paid on deposits was responsible for an increase of $2.4 million in interest expense while the increased volume of interest-bearing deposits contributed $12.5 million.

Other Funding Sources

     Borrowed funds at December 31, 1997 were $733.2 million, compared with $685.3 million at year-end 1996. Borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes, averaged $763.0 million in 1997, representing a 29.8 percent increase over the 1996 average volume of $588.0 million. On average, borrowed funds represented 12.7 percent of Centura's total average funding sources for 1996 compared with 10.9 percent in 1996. Interest expense on borrowed funds increased by $10.0 million, of which $9.3 million was due to higher volume. A 13 basis point increase in the interest rates paid for borrowed funds impacted interest expense by $763,000. The average interest rate paid for these funds for 1997 was 5.30 percent and 5.17 percent for 1996.

     Long-term debt at December 31, 1997 was $382.1 million, increasing $71.3 million over year-end 1996. Long-term debt at year-end 1997 consisted predominantly of Federal Home Loan Bank Advances and the $100 million of Capital Securities issued in June 1997 (described in the "Liquidity" section). The average volume of long-term debt increased $21.4 million to $341.1 million during 1997, compared to $319.6 million last year. Interest expense on long-term debt increased $2.6 million, $1.4 million due to greater volume and $1.2 million due to an increase in interest rates paid. Capital Securities carry an interest rate of 8.845 percent, influencing the 36 basis point increase in the 1997 average rate paid on long-term debt as compared with 1996.



                  NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income for 1997 was $267.9 million up $17.8 million from the $250.1 million for 1996. Taxable equivalent net interest income in 1997 increased by $19.5 million, or 7.6 percent, to $275.6 million from $256.1 million in 1996. This increase was primarily due to a $570.6 million increase in average earning asset volume, which outpaced the $520.2 million increase in interest-bearing liabilities volume. The mix of this growth impacted net interest income positively by $22.2 million while the interest rate environment's impact was less dramatic, lowering net interest income by $2.7 million. Management's focus is to stimulate growth in net interest income.

     The net interest margin, net taxable equivalent interest income divided by average interest-earning assets, declined 10 basis points to 4.56 percent for 1997 compared to 4.66 percent for 1996. The interest rate spread, the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities, also declined 10 basis points to 3.96 percent for 1997. The average yield on earning assets was 8.64 percent in 1997 and 8.67 percent in 1996 while the rate paid for funding was 4.68 percent and 4.61 percent, respectively. The margin was negatively impacted by investments growing to represent a greater percentage of earning assets during 1997, principally because investments carry lower yields than loans. Although moderate, the seven basis point increased funding costs and the three basis point decline in the average asset yield also compressed the net interest margin.

     Table 5 and Table 7 provide additional information related to net interest income and the net interest margin.

Table 7
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE VARIANCE -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                              1997-1996                                 1996-1995
                                               ---------------------------------------   ---------------------------------------
                                                                     Variances                                 Variance
                                                 Income/          Attributable to          Income/          Attributable to
                                                 Expense     -------------------------     Expense     -------------------------
                                                 Variance      Volume         Rate         Variance       Rate         Volume
                                               -----------   ----------   ------------   -----------   ----------   ------------
                                                                                  (thousands)
INTEREST INCOME
Loans ......................................     $27,076      $27,799       $   (723)     $ 30,110      $35,635       $ (5,525)
Taxable securities .........................      20,532       18,204          2,328        23,418       22,831            587
Tax-exempt securities ......................        (436)        (462)            26          (207)        (293)            86
Short-term investments .....................        (141)        (193)            52          (354)          84           (438)
                                                 -------      -------       --------      --------      -------       --------
   Total interest income ...................      47,031       45,348          1,683        52,967       58,257         (5,290)
                                                 -------      -------       --------      --------      -------       --------
INTEREST EXPENSE
Interest-bearing deposits
 Interest checking .........................        (257)         706           (963)       (1,781)         933         (2,714)
 Money market ..............................      16,540       12,378          4,162         4,260        3,168          1,092
 Savings deposits ..........................        (860)        (370)          (490)       (1,746)        (537)        (1,209)
 Time deposits .............................        (527)        (228)          (299)       14,405       15,451         (1,046)
                                                 -------      -------       --------      --------      -------       --------
   Total interest-bearing deposits .........      14,896       12,486          2,410        15,138       19,015         (3,877)
Borrowed funds .............................      10,026        9,263            763         9,283       11,788         (2,505)
Long-term debt .............................       2,586        1,397          1,189         2,264        3,153           (889)
                                                 -------      -------       --------      --------      -------       --------
   Total interest expense ..................      27,508       23,146          4,362        26,685       33,956         (7,271)
                                                 -------      -------       --------      --------      -------       --------
   Net interest income .....................     $19,523      $22,202       $ (2,679)     $ 26,282      $24,301       $  1,981
                                                 =======      =======       ========      ========      =======       ========

     The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

                  ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

     The investment and loan portfolios are the primary types of interest earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers and on-going review of loan payment performance.

     Total nonperforming assets, including nonperforming loans and foreclosed properties, were $27.9 million at December 31, 1997 compared with $22.9 million at December 31, 1996. Nonperforming assets at year-end 1997 were 0.39 percent of total assets, up 3 basis points from the 0.36 percent at year-end 1996. Table 10, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years. Based on nonaccrual loans segmented by regulatory definition, real estate nonaccrual loans were responsible for $4.7 million of the increase while industrial and agricultural commercial loan nonaccruals increased by $556,000. Real estate nonaccrual loans as a percent of the real estate portfolio were 0.67 percent and 0.52 percent at December 31, 1997 and 1996, respectively.

     Net charge-offs were 0.25 percent of average loans for 1997 versus 0.18 percent for 1996, while the volume of net charge-offs increased $3.8 million to $11.0 million. Gross charge-offs were $14.4 million for the year-ended December 31, 1997 compared with $10.4 million for the prior year. Recoveries remained relatively unchanged at $3.4 million and $3.2 million for December 31, 1997 and 1996, respectively. In response to the level of charge-offs and growth in the loan portfolio, the provision for loan losses increased $3.8 million to $13.4 million for 1997. The provision for loan losses exceeded net charge-offs by $2.4 million during 1997 and 1996.

     The allowance for loan losses ("AFLL") grew by 9.5 percent to $64.3 million at December 31, 1997, compared to $58.7 million last year. As of year-end 1997, the AFLL to total loans was 1.40 percent and covered 271 percent of nonperforming loans, compared to 1.43 percent and 306 percent, respectively, at December 31, 1996. For additional information with respect to the activity in the AFLL, see Tables 8 and 9, "Analysis of Allowance for Loan Losses" and "Allocation of the Allowance for Loan Losses," respectively.

     The AFLL represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, and consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral and other factors which affect potential credit losses. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the AFLL to be adequate at December 31, 1997. While management uses available information to recognize losses on loans, future additions to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Bank's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

     Loans past due ninety or more days were $7.0 million at December 31, 1997, compared to $8.9 million at December 31, 1996. Accrual of interest on loans is discontinued when management has serious doubts that such interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged off. When borrowers demonstrate, over an extended period, the ability to repay a loan Centura has classified as nonaccrual in accordance with its contractual terms, such loan is returned to accrual status.

     Asset quality measures for 1997 and 1996 moved in line with industry averages. While the loan portfolio is evaluated by sector and credit quality analysis, and existing credit policies are reviewed in light of current economic conditions, management recognizes that growth in the loan portfolio opens opportunity for new credit problems to develop. The impact of ever-changing economic conditions and changes to interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels. In addition to the nonperforming assets and past due loans shown in Table 10, management believes that an estimated $10 to $15 million of additional nonperforming and past due loans may exist, depending upon economic conditions generally and the particular situations of various borrowers whose loans are currently "performing" in accordance with their contractual terms.

Table 8
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                               1997         1996         1995         1994         1993
                                                           ------------ ------------ ------------ ------------ ------------
                                                                                     (thousands)
Allowance for loan losses at beginning of year ...........   $ 58,715     $ 55,070     $ 48,164     $ 43,430     $ 35,344
Allowance for acquired loans .............................      3,133        1,240        3,460          170        4,670
Provision for loan losses ................................     13,418        9,596        7,904        7,220        9,151
Loans charged off:
 Real estate loans .......................................      1,662        1,024        1,526        2,525        3,078
 Commercial and industrial loans .........................      4,674        3,900        2,893        1,189        3,080
 Agricultural loans (excluding real estate) ..............        256           70          229           61           46
 Consumer loans ..........................................      5,536        4,690        3,226        1,971        1,596
 Leases ..................................................      2,164          668          381          245          232
 Other ...................................................        133           56           51           30           40
                                                             --------     --------     --------     --------     --------
   Total .................................................     14,425       10,408        8,306        6,021        8,072
                                                             --------     --------     --------     --------     --------

Recoveries on loans previously charged off:
 Real estate loans .......................................        699          543          641          659          725
 Commercial and industrial loans .........................      1,640        1,391        2,166        1,867          631
 Agricultural loans (excluding real estate) ..............         45           10           --            8            2
 Consumer loans ..........................................      1,007        1,195        1,019          766          963
 Leases ..................................................         47           78           22           65           16
                                                             --------     --------     --------     --------     --------
   Total .................................................      3,438        3,217        3,848        3,365        2,337
                                                             --------     --------     --------     --------     --------
Net loans charged off ....................................     10,987        7,191        4,458        2,656        5,735
                                                             --------     --------     --------     --------     --------
Allowance for loan losses at end of year .................   $ 64,279     $ 58,715     $ 55,070     $ 48,164     $ 43,430
                                                             ========     ========     ========     ========     ========
Allowance for loan losses to loans at year-end ...........       1.40%        1.43%        1.41%        1.48%        1.53%
Net charge-offs to average loans .........................        .25          .18          .12          .09          .22
Allowance for loan losses to nonperforming loans .........       2.71x        3.06x        2.86x        2.59x        2.07x

Table 9
--------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                                1997         1996         1995         1994        1993
                                                             ----------   ----------   ----------   ---------   ---------
                                                                                     (thousands)
Commercial, financial and agricultural ...................    $14,230      $13,255      $12,442      $ 7,163     $ 7,320
Consumer .................................................     10,819        8,249        8,572        8,684       6,241
Real estate -- mortgage ..................................     14,502       15,663       17,851       12,700      13,088
Real estate -- construction and land development .........      5,922        7,267        6,561        4,810       3,808
Leases ...................................................      5,865        2,142        1,060          921         366
Unallocated ..............................................     12,941       12,139        8,584       13,886      12,607
                                                              -------      -------      -------      -------     -------
Allowance for loan losses at end of year .................    $64,279      $58,715      $55,070      $48,164     $43,430
                                                              =======      =======      =======      =======     =======

     The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations. Refer to Table 3 for percentages of loans in each category to total loans.

Table 10
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------

                                                     1997           1996           1995           1994           1993
                                                 ------------   ------------   ------------   ------------   ------------
                                                                               (thousands)
Nonaccrual loans .............................     $ 23,722       $ 18,713       $ 18,321       $ 18,375       $ 20,261
Restructured loans ...........................           --            497            954            222            745
                                                   --------       --------       --------       --------       --------
 Nonperforming loans .........................       23,722         19,210         19,275         18,597         21,006
Foreclosed property ..........................        4,155          3,663          2,872          2,907          5,803
                                                   --------       --------       --------       --------       --------
Total nonperforming assets ...................     $ 27,877       $ 22,873       $ 22,147       $ 21,504       $ 26,809
                                                   ========       ========       ========       ========       ========
Accruing loans past due ninety days ..........     $  6,985       $  8,916       $  6,132       $  3,700       $  4,250
                                                   ========       ========       ========       ========       ========
Nonperforming assets to:
 Loans and total foreclosed property .........         0.61%          0.56%          0.57%          0.66%          0.94%
 Total assets ................................         0.39           0.36           0.38           0.46           0.59
                                                   ========       ========       ========       ========       ========

                        NONINTEREST INCOME AND EXPENSE

     Traditionally, Centura has generated most of its revenue from net interest income. With Centura's strategic goal to become the primary financial services provider, opportunities to enhance noninterest revenue sources have developed. Noninterest income ("NII") as a percentage of total revenues, defined as the sum of taxable equivalent net interest income and noninterest income, trended upward during 1997, reaching 29.8 percent compared with 28.3 percent in 1996. Total NII increased $16.4 million, or 16.2 percent, to $117.2 million for 1997. NII excluding securities gains totaled $117.1 million in 1997 increasing $18.0 million over the 1996 level.

     Service charges on deposits, the largest component of NII, increased $5.9 million to $40.7 million, principally due to growth in new deposits, a mid-year increase to non-sufficient funds ("NSF) charges, and the reduction of waived service charges. Service charges on deposits represented 34.7 percent of NII for 1997 versus 34.5 percent for 1996, indicating that growth in NII continued to be generated from the traditional banking activities as well as alternative sources. As compared to 1996, insurance and brokerage revenue increased $1.2 million and $1.7 million, respectively, through the delivery of a broad range of mutual fund, insurance and annuity services offered by the Bank's broker-dealer and insurance subsidiaries. The acquisition of Betts had minimal impact on 1997 NII, but the acquisition of Betts & M&J should support growth in 1998 insurance commissions. Other deposit related fees increased $2.0 million to $7.9 million for 1997 as compared to 1996, primarily due to an increase in ATM fees assessed on non-Centura customers who use Centura ATMs and to a significant increase in debit card activity, fueled by marketing campaigns. Credit card fees and trust fees were $6.6 million and $7.7 million, respectively, for 1997, up from the $5.0 million and $6.8 million, respectively, earned in 1996. Operating leases, the investment in First Greensboro, and bank-owned life insurance contributed an additional $5.3 million increase to NII over the 1996 level.

     Noninterest expense ("NIE") increased 8.6 percent to $246.2 million for year-end 1997, compared to the SAIF-adjusted 1996 NIE of $226.7 million. During 1996, Centura expensed $7.3 million or $4.2 million, net of tax, related to the one-time special assessment on financial institutions to capitalize the "SAIF" fund. Including the SAIF assessment, NIE increased 5.2 percent over the prior year.

     The increase in personnel costs, the single largest component of NIE, was held to 3.6 percent or $4.0 million over the 1996 level although Centura added personnel from acquisitions and instore financial offices. Occupancy and equipment expenses in 1997 carried the full expenditures related to the ten "instores" opened in late 1996, costs associated with the twelve instores opened this year and the depreciation for equipment upgrades and enhancements. Accordingly, occupancy and equipment expenses increased $1.1 million and $2.1 million, respectively, over 1996. Professional fees were $15.9 million for 1997 as compared with $11.3 million for 1996. Efforts to evaluate operational efficiencies, both in the branch network and in support areas, contributed to a majority of the increase in professional fees with some of the benefit derived in reduced personnel expenses. Fees for outsourced services continued to rise in 1997, reaching $8.2 million in comparison with $3.3 million for 1996. Centura outsources several functions including item processing, property management, and call processing generated from the Centura Highway. Outsourcing these functions contributed to the slow growth in personnel expenses. A combination of increased volumes and absorbing a full year of item processing outsourcing expenses in 1997 contributed to the rise in outsourcing expenditures over 1996. Marketing expenses increased by $1.5 million over 1996 in response to an expanded customer base, the support of new markets, and an increased emphasis on target-marketing customer segments. The amortization of intangibles increased $1.5 million in 1997 over 1996 due to increased goodwill recorded for the 1997 acquisitions. The reduction in the rates of federal deposit insurance premiums that began in late 1996 was responsible for a $1.6 million decline in other operating SAIF-adjusted NIE.

     In 1997, the efficiency ratio, an important productivity measure, improved 83 basis points to 62.68 percent from 63.51 percent, the SAIF-adjusted ratio for 1996. The efficiency ratio for 1996 including the SAIF assessment was 65.55 percent. Total revenues increased by $35.9 million while noninterest expenses increased over last year by $19.5 million, excluding the SAIF assessment, benefiting the efficiency ratio. Since 1995, Centura has invested significant resources to expand product services and delivery channels and to enhance technologies in response to a competitive and changing industry. These investments included the rollout of loan platform automation and customer profitability database efforts. During 1997, Centura began to benefit from these strategic investments as revenue growth outpaced noninterest expense increases.


                              INCOME TAX EXPENSE

     The amount of income tax expense for 1997 was $42.4 million compared to $39.2 million in 1996. The 1997 and 1996 effective tax rates were 33.81 percent and 36.52 percent, respectively. Refer to Note 14 of the notes to consolidated financial statements for a reconciliation of the statutory Federal income tax rate of 35% to the effective tax rates for 1997, 1996, and 1995.


                         EQUITY AND CAPITAL RESOURCES

     Shareholders' equity at the end of 1997 was $538.3 million, compared to $475.2 million and $443.3 million at December 31, 1996 and 1995, respectively. The ratio of shareholders' equity to year-end assets was 7.6 percent, 7.6 percent, and 7.7 percent for 1997, 1996 and 1995, respectively. The growth in shareholders' equity has been a function of the retention of earnings and the issuance of common stock in connection with Centura's insurance agency acquisition and the exercise of stock options, curbed by dividends paid and by the repurchase of common stock. From time to time, management repurchases Centura common stock.

     Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At December 31, 1997, Centura had approximately 13,535 shareholders and 25,862,375 shares outstanding. Annual cash dividends have increased consistently and have been paid without interruption over the past 31 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. Cash dividends paid were $27.4 million, $24.0 million and $18.7 million during 1997, 1996 and 1995, respectively, which represents $1.06, $1.00, and $.85 on a per share basis, respectively. Of the cash dividends paid during 1997, $6.4 million were declared and accrued during the fourth quarter of 1996. During the fourth quarter of 1997, Centura declared and accrued $7.0 million in dividends, or $.27 per share, for the first quarter of 1998 cash dividend.

     Unrealized net gains or losses, net of tax, on AFS securities held by Centura are included as a component of shareholders' equity. At December 31, 1997 and 1996, the unrealized net gains, net of tax, were $10.0 million and $1.6 million, respectively. The unrealized net gains, net of tax, on AFS securities were $631,000 at December 31, 1995.

     Centura's capital ratios are greater than the minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix. At December 31, 1997, Centura had the requisite capital levels to qualify as well-capitalized. At December 31, 1997, Tier I capital was $520.2 million and total capital was $549.3 million. Centura's and the Bank's capital ratios are presented in Note 19 of the notes to consolidated financial statements. As discussed in the "Liquidity" section, Capital Securities are a component of Tier I capital.


Table 11
--------------------------------------------------------------------------------
CAPITAL RATIOS OF CENTURA
--------------------------------------------------------------------------------

                                   Tier I        Total          Tier I
                                  Capital       Capital        Leverage
                                -----------   -----------   -------------
1997 ........................       10.60%        11.19%           7.51%
1996 ........................        9.48         10.02            6.56
Minimum requirement .........        4.00          8.00       3.00-5.00

     Regulatory agencies have generally taken the position not to include net unrealized gains or losses on investment securities in calculating Tier 1 capital.

     As a result of its well-capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. Centura has deposits insured under both of the FDIC's insurance funds, the BIF and the SAIF. On September 30, 1996, legislation was enacted to recapitalize the SAIF, which consisted of a one-time special assessment on financial institutions that had or had acquired SAIF-insured deposits in recent years. The special SAIF assessment for Centura of $7.3 million, or $4.2 million after tax, was expensed on September 30, 1996.


                                   LIQUIDITY

     Centura's liquidity management objective is to meet maturing debt obligations, provide a reliable source of funding to borrowers, and fund operations on a cost effective basis. Management believes that sufficient resources are available to meet Centura's liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles.

     Investment securities are an important tool to Centura's liquidity management objective. Some AFS securities were sold during 1997 and 1996 to reposition the investment portfolio in a fluctuating interest rate environment. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

     The Bank has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with major banks totaling approximately $1.6 billion, and the ability to borrow approximately $500 million from the FHLB ($229 million outstanding to FHLB at December 31, 1997 and 1996, respectively). The Bank also has the ability to issue debt up to a maximum of $300 million under an offering by the Bank to institutional investors of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. At December 31, 1996, an aggregate principal amount of $16 million in bank notes were outstanding. There were no bank notes outstanding at year-end 1997. In addition, Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposits.

     Long-term debt includes $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by CCTI, a consolidated subsidiary of Centura. CCTI issued $3.1 million of common securities to the Holding Company of Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in fixed-rate Junior Subordinated Deferrable Interest Debentures ("the junior debentures") issued by Centura. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

     Centura also has an unsecured line of credit of $60 million bearing a variable interest rate with $40 million and $60 million outstanding under this line of credit at December 31, 1997 and 1996, respectively.

     Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.


                                  MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Centura's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. Centura's objective is to manage the mix of interest-sensitive assets and liabilities to moderate interest rate risk and stabilize the net interest margin while enhancing profitability. Centura does not maintain a trading account nor is the corporation subject to currency exchange risk or commodity price risk.

     The table below illustrates the scheduled maturity of selected on-balance sheet financial instruments and their estimated fair values at December 31, 1997. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted average interest rate by exposure category. Weighted average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on rates evolving along the implied forward yield curve at year-end and reflect market conventional prepayment behavior. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into a core and "non-core" component. The "non-core" cashflows are scheduled to mature in 1998 while the core cashflows are presented based on management's assessment of runoff.

     Centura utilizes off-balance sheet derivative financial instruments as one means of managing its interest rate risk associated with on-balance sheet financial instruments. Refer to Table 13 for a summary of market risk information relative to off-balance sheet financial instruments and to the section "Asset/Liability and Interest Risk Management" for further information on how Centura manages its interest rate risk.


Table 12
--------------------------------------------------------------------------------
RATE SENSITIVE ON-BALANCE SHEET FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                              Principal Maturing in:
                                -----------------------------------------------------------------------------------
                                     1998           1999          2000          2001          2002      Thereafter
                                -------------- ------------- ------------- ------------- ------------- ------------
                                                                  (In thousands)
Rate Sensitive Assets:
Loans
 Fixed rate ...................   $  761,740     $ 447,505     $ 324,473     $ 191,180     $ 130,693    $ 118,241
 Average rate (%) .............         8.79          8.94          9.36          9.08          9.06        10.41
 Variable rate ................    1,046,587       297,739       279,660       219,335       219,239      485,911
 Average rate (%) .............         9.07          8.98          9.09          9.27          9.41         9.91
Investment securities
 Fixed rate ...................      279,488       153,978       124,655       124,670       141,287      289,904
 Average rate (%) .............         6.09          6.69          6.57          6.42          6.37         6.57
 Variable rate ................      167,174        77,482        78,937        90,046        48,160      252,275
 Average rate (%) .............         5.90          5.76          6.31          5.89          5.93         5.68
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $1,200,236     $ 126,987     $ 126,987     $ 126,987     $ 126,987    $ 253,975
 Average rate (%) .............         3.93          1.27          1.27          1.27          1.27         1.27
Certificates of deposit .......    1,759,368       523,851       102,508        37,298       163,266           --
 Average rate (%) .............         5.39          5.78          6.02          5.77          6.21          --
Borrowed funds ................      733,192            --            --            --            --           --
 Average rate (%) .............         5.39           --            --            --            --           --
Long-term debt ................       92,759       130,664         7,310         1,168        50,202      100,026
 Average rate (%) .............         6.12          5.69          7.40          8.16          6.15         8.84



                                                  Fair Value
                                                 December 31,
                                     Total           1997
                                --------------- -------------
                                       (In thousands)
Rate Sensitive Assets:
Loans
 Fixed rate ...................   $ 1,973,832    $2,033,397
 Average rate (%) .............          9.06
 Variable rate ................     2,548,471     2,553,609
 Average rate (%) .............          9.27
Investment securities
 Fixed rate ...................     1,113,982     1,305,578
 Average rate (%) .............          6.42
 Variable rate ................       714,074       525,611
 Average rate (%) .............          5.85
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $ 1,962,159    $1,962,159
 Average rate (%) .............          2.90
Certificates of deposit .......     2,586,291     2,582,900
 Average rate (%) .............          5.52
Borrowed funds ................       733,192       733,192
 Average rate (%) .............          5.39
Long-term debt ................       382,129       420,943
 Average rate (%) .............          6.77

               ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

     Centura's Asset/Liability Management Committee seeks to maintain a general balance between interest-sensitive assets and liabilities to insulate net interest income and shareholders' equity from significant adverse changes in market interest rates. Mismatches in interest rate repricings of assets and liabilities arise from the interaction of customer business needs and Centura's discretionary asset and liability management activities. Exposure to changes in the level and direction of interest rates is managed by adjusting the asset/liability mix through the use of various interest rate risk management products, including derivative financial instruments.

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and diversify sources of funding. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 13 summarizes Centura's off-balance sheet derivative financial instruments at December 31, 1997. Notional amounts represent the amount on which calculations of interest payments to be exchanged are based. Refer to Note 16 of the notes to consolidated financial statements for a comparative summary of off-balance sheet derivative financial instruments at December 31, 1997 and 1996 and for a detailed discussion of related risks and to Note 1 of notes to the consolidated financial statements for discussion of the accounting policy for these off-balance sheet financial instruments. On-balance-sheet and off-balance-sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the balance sheet or off-balance-sheet position should not be viewed independently.


Table 13
--------------------------------------------------------------------------------
RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                                    Notional Amounts Maturing In:
                                     -------------------------------------------------------------------------------------------
                                         1998         1999         2000         2001         2002      Thereafter      Total
                                     ------------ ------------ ------------ ------------ ------------ ------------ -------------
                                                                           (In thousands)
Corporation pays fixed
 rates/receives variable ...........  $  75,000    $  55,000     $ 63,000    $  25,000    $  60,000    $      --     $ 278,000
 Average rate paid (%) .............       6.75         6.52         6.27         6.04         6.22          --           6.42
 Average rate received (%) .........       5.82         5.82         5.94         5.91         5.84          --           5.86
Corporation pays variable
 rates/receives fixed ..............         --           --        3,000      100,000      140,000       30,000       273,000
 Average rate paid (%) .............         --           --          8.50         5.87         5.70         5.91          5.83
 Average rate received (%) .........         --           --          8.90         6.30         6.44         7.65          6.55
Corporation pays variable/receives
 variable ..........................    100,000      100,000           --           --           --           --       200,000
 Average rate paid (%) LIBOR .......       5.75         5.88          --           --           --           --           5.82
 Average rate received (%) (US
  T-Bill) ..........................       5.83         5.81          --           --           --           --           5.82
Interest rate floors ...............     50,000       50,000       50,000       30,000       50,000           --       230,000
 Average strike rate ...............       6.00         5.50         6.00         6.00         5.50                       5.78
Interest rate caps .................         --           --           --           --       20,000       18,000        38,000
 Average strike rate ...............         --           --           --           --          7.50         7.00          7.26
Call options .......................      2,000           --           --           --           --           --         2,000



                                                                Weighted
                                                                 Average
                                       Fair Value   Carrying    Remaining
                                        December      Value    Contractual
                                        31, 1997    December      Term
                                      Gain/(Loss)   31, 1997     (Years)
                                     ------------- ---------- ------------
                                                (In thousands)
Corporation pays fixed
 rates/receives variable ...........   $ (1,737)        --          2.5
 Average rate paid (%) .............
 Average rate received (%) .........
Corporation pays variable
 rates/receives fixed ..............      4,660         --          6.8
 Average rate paid (%) .............
 Average rate received (%) .........
Corporation pays variable/receives
 variable ..........................       (370)        --          1.0
 Average rate paid (%) LIBOR .......
 Average rate received (%) (US
  T-Bill) ..........................
Interest rate floors ...............      1,589        907          2.3
 Average strike rate ...............
Interest rate caps .................       (465)       972          5.5
 Average strike rate ...............
Call options .......................         16          7          0.2

     The Financial Accounting Standards Board is developing new accounting standards which could significantly affect the accounting treatment of Centura's derivatives and other financial instruments. It is not possible to determine at this time how such changes could affect the nature and extent of these activities.

     Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings' volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 1997 shows Centura's interest rate risk position to be relatively neutral: net interest income would not vary by more than approximately 1 percent and the estimated market value of equity would not vary by more than approximately 2 percent. Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholders' equity and a satisfactorily high and stable estimated market value of equity.

     Centura's interest rate gap analysis is shown in Table 14 as of December 31, 1997. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. At December 31, 1997, Centura had a positive one-year cumulative interest-sensitivity gap of approximately $69.0 million. The interest rate gap analysis is a static indicator which does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Table 14
--------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------

                                                  As of December 31, 1997(2)(3)
                                           --------------------------------------------
                                                 1-30          31-60          61-90
                                                 Days           Days          Days
                                           --------------- ------------- --------------
                                                           (Thousands)
INTEREST-EARNING ASSETS
Loans ....................................   $ 1,882,375     $ 457,863     $  437,638
Investment securities ....................       148,040       130,908         66,192
Other short-term investments .............        43,425            --             --
                                             -----------     ---------     ----------
Total interest-earning assets ............     2,073,840       588,771        503,830
Notional amount of interest rate
 swaps ...................................       343,000        60,000         50,000
------------------------------------------   -----------     ---------     ----------
Total interest-earning assets and
 off-balance sheet derivative
 financial instruments ...................   $ 2,416,840     $ 648,771     $  553,830
                                             ===========     =========     ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100 ..................   $   123,590     $  52,112     $   50,923
All other deposits (1) ...................       990,440       258,022        543,416
Short-term borrowed funds ................       560,192        25,000         25,000
Long-term debt ...........................        36,266        62,874         76,282
                                             -----------     ---------     ----------
Total interest-bearing liabilities .......     1,710,488       398,008        695,621
Notional amount of interest rate
 swaps ...................................        48,000       270,000        120,000
------------------------------------------   -----------     ---------     ----------
Total interest-bearing liabilities and
 off-balance sheet derivative
 financial instruments ...................   $ 1,758,488     $ 668,008     $  815,621
                                             ===========     =========     ==========
Interest sensitivity gap per period ......   $   658,352     $ (19,237)    $ (261,791)
Cumulative interest sensitivity gap ......       658,352       639,115        377,324
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities ...................          1.37x         1.26x          1.12x



                                                                As of December 31, 1997(2)(3)
                                           -----------------------------------------------------------------------
                                                                             Total         Total
                                               91-180         181-365        Under          Over
                                                Days           Days         One Year      One Year       Total
                                           -------------- -------------- ------------- ------------- -------------
                                                                         (Thousands)
INTEREST-EARNING ASSETS
Loans ....................................   $  215,711     $  371,919    $3,365,506    $1,221,076    $4,586,582
Investment securities ....................      269,268        286,668       901,076       926,980     1,828,056
Other short-term investments .............           --             --        43,425            --        43,425
                                             ----------     ----------    ----------    ----------    ----------
Total interest-earning assets ............      484,979        658,587     4,310,007     2,148,056     6,458,063
Notional amount of interest rate
 swaps ...................................       25,000             --       478,000       273,000       751,000
-------------------------------------------  ----------     ----------    ----------    ----------    ----------
Total interest-earning assets and
 off-balance sheet derivative
 financial instruments ...................   $  509,979     $  658,587    $4,788,007    $2,421,056    $7,209,063
                                             ==========     ==========    ==========    ==========    ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100 ..................   $   79,013     $   90,543    $  396,181    $   75,897    $  472,078
All other deposits (1) ...................      365,431        692,950     2,850,259     2,042,588     4,892,847
Short-term borrowed funds ................       98,000         25,000       733,192            --       733,192
Long-term debt ...........................        5,896         10,022       191,340       190,789       382,129
                                             ----------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities .......      548,340        818,515     4,170,972     2,309,274     6,480,246
Notional amount of interest rate
 swaps ...................................       85,000         25,000       548,000       203,000       751,000
-------------------------------------------  ----------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities and
 off-balance sheet derivative
 financial instruments ...................   $  633,340     $  843,515    $4,718,972    $2,512,274    $7,231,246
                                             ==========     ==========    ==========    ==========    ==========
Interest sensitivity gap per period ......   $ (123,361)    $ (184,928)   $   69,035
Cumulative interest sensitivity gap ......      253,963         69,035
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities ...................         1.07x          1.01x

---------
(1) To be consistent with simulation modeling, NOW, money market, and regular savings accounts are separated into a core and non-core component. The non-core component is treated as a bullet security and reprices in the 61-90 days category. The core component's principal cash flows are spread evenly over a 7 year period.

(2) Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities' principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.

(3) All prime based loans are assumed to reprice such that 50% of the principal cashflows run-off in the first month and 50% are spread evenly over the next three months.



                            FOURTH QUARTER RESULTS

     Net income for the fourth quarter of 1997 was $23.5 million, up $5.0 million over the prior year fourth quarter. Primary factors for the increase in earnings were increased net interest income and noninterest income. Average earning assets for the fourth quarter of 1997 were $6.4 billion, up $713 million from the quarter ending December 31, 1996. Taxable equivalent interest income increased $14.0 million due to the growth in average earning assets. Average interest-bearing liabilities increased 13.3 percent over the prior year fourth quarter while the rates paid for these funds increased 7 basis points. Interest expense for the three months ended December 31, 1997 was $66.0 million, an increase of $9.0 million over the prior year quarter, with $8.0 million additional interest expense due to greater volume and $1.0 million attributed to the increase in interest rates paid. The net interest margin declined 15 basis points to 4.51 percent for fourth quarter 1997 compared to
4.66 percent for fourth quarter 1996. Total noninterest income increased to $34.1 million for fourth quarter 1997, $6.8 million over the comparable quarter last year. Noninterest revenue sources showing improvement were service charges on deposit accounts, credit card and related fees, and other financial services income sources. Noninterest expense increased to $67.0 million, $5.2 million greater than the comparable quarter last year. Increases in personnel expenses, outsourcing fees, intangible amortization, and depreciation on leased equipment were responsible for most of the rise in noninterest expenses. The efficiency ratio improved to 62.58 percent compared to the prior year fourth quarter of
65.09 percent.

     Table 15, "Quarterly Financial Summary," presents the quarterly results of operations, selected average balances and certain other selected data for the years ended December 31, 1997 and 1996.


Table 15
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY
--------------------------------------------------------------------------------

                                                             1997
                                    -------------------------------------------------------
                                        Fourth        Third         Second        First
                                       Quarter       Quarter       Quarter       Quarter
                                    ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands, except per share)
Interest income ...................   $ 137,136     $ 131,844     $ 126,266     $ 119,843
Interest expense ..................      66,041        64,385        60,800        55,958
                                      ---------     ---------     ---------     ---------
Net interest income ...............      71,095        67,459        65,466        63,885
Provision for loan losses .........       3,849         3,486         3,189         2,894
Noninterest income ................      34,117        29,923        27,196        25,985
Noninterest expense ...............      67,033        61,169        58,996        59,033
Income taxes ......................      10,826        11,027        10,497        10,069
                                      ---------     ---------     ---------     ---------
Net income ........................   $  23,504     $  21,700     $  19,980     $  17,874
                                      =========     =========     =========     =========
PER COMMON SHARES
Net income -- basic ...............   $    .91      $    .84      $    .78      $    .69
Net income -- diluted .............        .89           .82           .76           .68
Cash dividends paid ...............        .27           .27           .27           .25
SELECTED AVERAGE BALANCES
(millions)
Assets ............................   $   7,016     $   6,739     $   6,454     $   6,185
Loans .............................       4,562         4,372         4,189         4,107
Deposits ..........................       5,241         4,967         4,726         4,657
Shareholders' equity ..............         532           519           501           489
MARKET PRICES
 High .............................   $  69.000     $  58.500     $  47.625     $  44.875
 Low ..............................      55.875        47.625        35.750        39.000
 Close ............................      69.000        55.0625       45.875        39.000



                                                             1996
                                    -------------------------------------------------------
                                        Fourth        Third         Second        First
                                       Quarter       Quarter       Quarter       Quarter
                                    ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands, except per share)
Interest income ...................   $ 123,095     $ 118,995     $ 114,366     $ 113,304
Interest expense ..................      57,011        55,201        53,188        54,276
                                      ---------     ---------     ---------     ---------
Net interest income ...............      66,084        63,794        61,178        59,028
Provision for loan losses .........       2,746         2,400         2,385         2,065
Noninterest income ................      27,303        25,132        23,833        24,579
Noninterest expense ...............      61,860        63,573        55,086        53,462
Income taxes ......................      10,246         8,237        10,281        10,439
                                      ---------     ---------     ---------     ---------
Net income ........................   $  18,535     $  14,716     $  17,259     $  17,641
                                      =========     =========     =========     =========
PER COMMON SHARES
Net income -- basic ...............   $    .72      $    .57      $    .68      $    .69
Net income -- diluted .............        .70           .57           .66           .67
Cash dividends paid ...............        .25           .25           .25           .25
SELECTED AVERAGE BALANCES
(millions)
Assets ............................   $   6,198     $   6,024     $   5,848     $   5,751
Loans .............................       4,182         4,098         3,955         3,820
Deposits ..........................       4,723         4,593         4,349         4,354
Shareholders' equity ..............         472           457           438           447
MARKET PRICES
 High .............................   $  47.000     $  40.125     $  37.500     $  36.750
 Low ..............................      38.000        35.125        36.000        33.875
 Close ............................      44.625        38.625        36.750        36.750

                             1996 COMPARED TO 1995

     Centura recorded net earnings of $68.2 million for the year ended December 31, 1996, an increase of $3.5 million or 5.4 percent from the year ended December 31, 1995. Earnings per diluted share were $2.60 compared to $2.45 for the prior year. Items of specific importance are discussed below.

     Taxable equivalent net interest income increased by $26.3 million, or 11.4 percent, to $256.1 million in 1996, principally as a function of continued growth in earning assets. This increase in volume compensated for the decline in the net interest spread earned. The net interest margin decreased to 4.66 percent during 1996 from 4.82 percent during 1995. The change in the mix of interest-earning assets was a primary factor in the continued decline in the net interest margin. Net interest income, excluding the taxable equivalent adjustment, was $250.1 million in 1996, compared to $224.6 million in 1995.

     The mix of average interest-earning assets and interest-bearing funding sources returned to historical levels in 1996 compared to 1995. Loans decreased to comprise 73.2 percent of average earning assets for 1996 compared to 76.5 percent for 1995. Despite several acquisitions in 1996, interest-bearing deposits, which have a lower cost of funds in the aggregate than external funding sources, declined to represent only 81.0 percent of interest-bearing liabilities in 1996 compared to 84.5 percent in 1995. This decline increased the overall cost of funds.

     Nonperforming assets remained low at $22.9 million at December 31, 1996, representing only 0.36 percent of total assets, compared to $22.1 million, or
0.38 percent of total assets in 1995. The allowance for loan losses grew to $58.7 million, representing 1.43 percent of outstanding loans at December 31, 1996, compared to $55.1 million, or 1.41 percent of loans, the previous year. Net charge-offs also remained low at 0.18 percent of average loans, compared to
0.12 percent of average loans for the year ended December 31, 1995, despite an increase of $2.7 million in net charge-off volume.

     Noninterest income, before securities transactions, for 1996 increased $18.3 million to $99.0 million compared to $80.7 million last year. Insurance and brokerage commissions and service charges on deposit accounts continued to account for the majority of the increase, increasing $9.2 million over 1995. Income from mortgage activities also kept pace in 1996, increasing $4.4 million to $11.5 million. This trend was primarily the result of a favorable rate environment which positively impacted mortgage loan production and secondary marketing activities. Additionally, CLG's operating lease activity added a new revenue source in 1996, contributing $12.7 million in operating fee income, an
8.2 percent increase over 1995 results.

     Noninterest expense for 1996 increased by 19.5 percent to $234.0 million compared to $195.8 million in 1995. Excluding the third quarter special SAIF assessment of $7.3 million, total noninterest expense increased only 15.8 percent to $226.7 million. Expenses for 1996 continued to be impacted by Centura's strategy to further the progress of technological, delivery channel and product initiatives ("reinvention strategy"). In 1996, Centura incurred costs of approximately $13 million related to this strategy compared to approximately $14 million in 1995. The majority of these expenses are reflected in equipment costs and professional fees related to the rollout of Sellstation automation and customer profitability database efforts. Additionally, the start-up costs of the instore locations added almost $2 million of additional expenses in 1996 with revenues being realized in later years. Personnel expenses increased $13.9 million to $109.7 million in 1996 compared to $95.8 million in the prior year. This increase was primarily due to the addition of personnel related to the 1996 acquisitions, increased bonus accruals, and commissions from the sales force incentive system responding to loan, deposit and financial services growth. Equipment expense increased $5.1 million to $12.7 million in 1996 compared to the prior year. As indicated above, the increase was primarily the result of Centura's reinvention strategy. Legal and professional fees were $11.3 million in 1996, up $1.9 million over 1995, due to a greater number of acquisitions in 1996 compared to 1995 and to an increase use of information system professionals related to the reinvention strategy noted above. The outsourcing of items processing lead to a $3.3 million increase over 1995 in fees for outsourcing.


                           CURRENT ACCOUNTING ISSUES

     In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 although early adoption is permitted. Comparative financial statements provided for earlier periods are required to be reclassed to reflect the application of this statement. Centura has elected not to adopt this statement early. Centura, as required, will adopt SFAS No. 130 with first quarter 1998 financial reporting.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application. Centura, as required, will adopt this statement for year ended December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The statement revises the required disclosures for pensions and other post retirement plans but does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. Centura, as required, will adopt this statement during 1998.

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


                                   YEAR 2000

     Monitoring and managing the Year 2000 project will result in additional direct costs. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. The Emerging Issues Task Force provided guidance concerning the accounting for these costs related to Year 2000 modification. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Management currently estimates that the aggregate direct costs for 1998 and 1999 will be approximately $1.7 million and $1.0 million, respectively. In addition to the direct costs, indirect costs will also be incurred. These indirect costs will consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. During 1997, Centura expensed approximately $1.3 million in direct costs related to the Year 2000 issue. Expenditures for Year 2000 compliance including direct and indirect costs are estimated to total $6-$8 million.

     Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on the operations of Centura. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Centura.

     In addition, Centura has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Year 2000 project cost estimates include the estimated costs and time associated with the assessment and monitoring of a third party's Year 2000 risk, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which Centura's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Centura's systems, would not have a material adverse effect on Centura in future periods.

     The Year 2000 Compliance is also discussed under "Description of Business".

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CENTURA BANKS, INC.

     Management of Centura Banks, Inc. and its subsidiaries has prepared the consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for its accuracy.

     In meeting its responsibility, management relies on internal controls, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, and appropriate segregation of responsibilities and programs of internal audits. These controls are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in internal controls.

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



/s/ Cecil W. Sewell, Jr.

Cecil W. Sewell, Jr.
Chairman of the Board and
Chief Executive Officer


/s/ Steven J. Goldstein

Steven J. Goldstein
Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CENTURA BANKS, INC.

     We have audited the accompanying consolidated balance sheets of Centura Banks, Inc. and subsidiaries (the "Corporation") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centura Banks, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP

Raleigh, North Carolina
January 7, 1998

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                              -----------------------------
                                                                                   1997            1996
                                                                              -------------   -------------
                                                                              (thousands, except share data)
ASSETS
Cash and due from banks ...................................................    $  268,248      $  283,224
Due from banks, interest-bearing ..........................................        13,873          11,254
Federal funds sold ........................................................        29,552          21,413
Investment securities:
  Available for sale (cost of $1,623,330 and $1,317,449, respectively).....     1,639,500       1,320,074
  Held to maturity (fair value of $191,689 and $258,052, respectively).....       188,556         257,806
Loans .....................................................................     4,586,582       4,109,454
  Less allowance for loan losses ..........................................        64,279          58,715
                                                                               ----------      ----------
    Net loans .............................................................     4,522,303       4,050,739
Premises and equipment ....................................................       115,464         112,198
Other assets ..............................................................       347,934         237,264
                                                                               ----------      ----------
Total assets ..............................................................    $7,125,430      $6,293,972
                                                                               ==========      ==========
LIABILITIES
Deposits:
  Demand, noninterest-bearing .............................................    $  816,475      $  721,029
  Interest-bearing ........................................................     4,076,372       3,665,587
  Time deposits over $100..................................................       472,078         346,453
                                                                               ----------      ----------
    Total deposits ........................................................     5,364,925       4,733,069
Borrowed funds ............................................................       733,192         685,291
Long-term debt ............................................................       382,129         310,802
Other liabilities .........................................................       106,848          89,575
                                                                               ----------      ----------
Total liabilities .........................................................     6,587,094       5,818,737
                                                                               ----------      ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares authorized; none issued ..            --              --
Common stock, no par value, 50,000,000 shares authorized; shares issued and
  outstanding of 25,862,375 and 25,668,524, respectively ..................       187,435         187,563
Common stock acquired by ESOP .............................................          (251)           (395)
Unrealized securities gains, net ..........................................         9,970           1,568
Retained earnings .........................................................       341,182         286,499
                                                                               ----------      ----------
Total shareholders' equity ................................................       538,336         475,235
                                                                               ----------      ----------
Total liabilities and shareholders' equity ................................    $7,125,430      $6,293,972
                                                                               ==========      ==========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Years Ended December 31,
                                                                             -------------------------------------------
                                                                                  1997            1996           1995
                                                                             -------------   -------------   -----------
                                                                             (thousands, except share and per share data)
INTEREST INCOME
Loans, including fees ....................................................     $ 406,078       $ 379,044      $348,823
Investment securities:
 Taxable .................................................................       104,885          86,162        63,672
 Tax-exempt ..............................................................         2,484           2,766         2,998
Short-term investments ...................................................         1,642           1,788         2,142
                                                                               ---------       ---------      --------
Total interest income ....................................................       515,089         469,760       417,635
INTEREST EXPENSE
Deposits .................................................................       183,941         169,046       153,907
Borrowed funds ...........................................................        40,453          30,427        21,144
Long-term debt ...........................................................        22,790          20,203        17,939
                                                                               ---------       ---------      --------
Total interest expense ...................................................       247,184         219,676       192,990
                                                                               ---------       ---------      --------
NET INTEREST INCOME ......................................................       267,905         250,084       224,645
Provision for loan losses ................................................        13,418           9,596         7,904
                                                                               ---------       ---------      --------
Net interest income after provision for loan losses ......................       254,487         240,488       216,741
NONINTEREST INCOME
Service charges on deposit accounts ......................................        40,703          34,758        29,686
Credit card and related fees .............................................         6,643           4,979         4,220
Other service charges, commissions and fees ..............................        21,956          17,023        10,416
Fees for trust services ..................................................         7,737           6,841         6,108
Mortgage income ..........................................................        11,568          11,486         7,104
Other noninterest income .................................................        28,478          23,962        23,190
Securities gains (losses), net ...........................................           136           1,798          (614)
                                                                               ---------       ---------      --------
Total noninterest income .................................................       117,221         100,847        80,110
NONINTEREST EXPENSE
Personnel ................................................................       113,625         109,667        95,786
Occupancy ................................................................        13,796          12,657        11,732
Equipment ................................................................        21,632          19,556        14,478
Foreclosed real estate losses and related operating expense, net .........         1,373             756           682
Other operating expense ..................................................        95,804          91,345        73,099
                                                                               ---------       ---------      --------
Total noninterest expense ................................................       246,230         233,981       195,777
                                                                               ---------       ---------      --------
Income before income taxes ...............................................       125,478         107,354       101,074
Income taxes .............................................................        42,420          39,203        36,421
                                                                               ---------       ---------      --------
NET INCOME ...............................................................     $  83,058       $  68,151      $ 64,653
                                                                               =========       =========      ========
NET INCOME PER COMMON SHARE
Basic ....................................................................     $    3.22       $    2.66      $   2.50
Diluted ..................................................................          3.15            2.60          2.45


AVERAGE COMMON SHARES OUTSTANDING
Basic ....................................................................    25,798,324      25,605,621    25,840,915
Diluted ..................................................................    26,331,392      26,261,830    26,367,771

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                       Unrealized
                                                                            Common     Securities
                                                     Common Stock            Stock       Gains                       Total
                                             ----------------------------  Acquired    (Losses),     Retained    Shareholders'
                                                  Shares        Amount      By ESOP       Net        Earnings       Equity
                                             --------------- ------------ ---------- ------------- ------------ --------------
                                                                      (thousands, except share data)
December 31, 1994 ..........................    24,705,480    $ 178,936     $ (683)    $ (12,238)   $ 203,416     $ 369,431
Net income .................................            --           --         --            --       64,653        64,653
Common stock issued:
 Stock option plans and stock awards .......       252,819        3,384         --            --           --         3,384
 Acquisitions ..............................     2,812,271       75,794         --            --           --        75,794
Redemption of common stock .................    (1,985,200)     (58,822)        --            --           --       (58,822)
Unrealized securities gains, net ...........            --           --         --        12,869           --        12,869
Cash dividends declared ....................            --           --         --            --      (24,142)      (24,142)
Other ......................................            --           --        144            --           --           144
                                                ----------    ---------     ------     ---------    ---------     ---------
December 31, 1995 ..........................    25,785,370    $ 199,292     $ (539)    $     631    $ 243,927     $ 443,311
Net income .................................            --           --         --            --       68,151        68,151
Common stock issued:
 Stock option plans ........................       344,550        5,523         --            --           --         5,523
 Acquisitions ..............................       776,441       28,261         --            --           --        28,261
Redemption of common stock .................    (1,237,837)     (45,513)        --            --           --       (45,513)
Net equity adjustment of merged entity .....            --           --         --            --         (818)         (818)
Unrealized securities gains, net ...........            --           --         --           937           --           937
Cash dividends declared ....................            --           --         --            --      (25,005)      (25,005)
Other ......................................            --           --        144            --          244           388
                                                ----------    ---------     ------     ---------    ---------     ---------
December 31, 1996 ..........................    25,668,524    $ 187,563     $ (395)    $   1,568    $ 286,499     $ 475,235
Net income .................................            --           --         --            --       83,058        83,058
Common stock issued:
 Stock option plans and stock awards .......       324,408        5,443         --            --           --         5,443
 Acquisition ...............................        44,443        2,528         --            --           --         2,528
Redemption of common stock .................      (175,000)     (10,289)        --            --           --       (10,289)
Unrealized securities gains, net ...........            --           --         --         8,402           --         8,402
Cash dividends declared ....................            --           --         --            --      (27,920)      (27,920)
Other ......................................            --        2,190        144            --         (455)        1,879
                                                ----------    ---------     ------     ---------    ---------     ---------
December 31, 1997 ..........................    25,862,375    $ 187,435     $ (251)    $   9,970    $ 341,182     $ 538,336
                                                ==========    =========     ======     =========    =========     =========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Years ended December 31,
                                                                                   ------------------------------------------
                                                                                         1997           1996         1995
                                                                                   --------------- ------------- ------------
                                                                                                  (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................................  $     83,058    $   68,151    $   64,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ........................................................        13,418         9,596         7,904
Depreciation and amortization ....................................................        38,190        33,736        23,316
Deferred income taxes ............................................................        12,587           493       (10,476)
Loan fees deferred ...............................................................           211            51         1,247
Bond premium amortization and discount accretion, net ............................         1,956         2,966         1,709
(Gain) loss on sales of investment securities ....................................          (136)       (1,798)          614
Loss on sales of foreclosed real estate ..........................................           661           176            27
Gain on sales of equipment used in leasing activities ............................        (3,534)       (3,075)       (3,815)
Proceeds from sales of mortgage loans held for sale ..............................       372,841       424,039       443,281
Originations, net of principal repayments, of mortgage loans held for sale .......      (385,418)     (425,622)     (464,139)
Increase in accrued interest receivable ..........................................        (2,400)       (2,030)       (8,791)
Increase (decrease) in accrued interest payable ..................................           382        (4,004)       10,687
Net (increase) decrease in other .................................................       (33,625)      (17,158)        6,444
                                                                                    ------------    ----------    ----------
Net cash provided by operating activities ........................................        98,191        85,521        72,661
                                                                                    ------------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ............................................................      (256,696)     (380,724)     (446,163)
Purchases of:
 Securities available for sale ...................................................    (1,470,876)     (594,186)     (542,684)
 Securities held to maturity .....................................................       (52,222)     (213,023)     (142,250)
 Premises and equipment ..........................................................       (17,505)      (26,177)      (17,772)
 Other ...........................................................................       (50,000)      (29,250)           --
Proceeds from:
 Sales of securities available for sale ..........................................       576,752       398,139       215,112
 Maturities and issuer calls of securities available for sale ....................       608,485       167,318        50,993
 Maturities and issuer calls of securities held to maturity ......................        99,410       258,238       167,016
 Sales of foreclosed real estate .................................................         4,349         3,216         2,214
 Dispositions of premises and equipment ..........................................         1,858         4,412         6,214
 Dispositions of equipment utilized in leasing activities ........................         4,016         4,689        18,002
Cash acquired, net of cash paid, in purchase acquisitions ........................       149,315        13,371        79,677
                                                                                    ------------    ----------    ----------
Net cash used by investing activities ............................................      (403,114)     (393,977)     (609,641)
                                                                                    ------------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .........................................................       216,315       190,132       367,770
Net increase in short-term borrowings ............................................        47,901       152,854       202,518
Proceeds from issuance of long-term debt .........................................       178,691       218,298       163,938
Repayment of long-term debt ......................................................      (107,364)     (188,082)      (62,454)
Cash dividends paid ..............................................................       (27,354)      (24,001)      (18,731)
Proceeds from issuance of common stock, net ......................................         4,274         4,442         3,209
Redemption of common stock .......................................................       (10,289)      (45,513)      (58,822)
Other ............................................................................        (1,469)           --            --
                                                                                    ------------    ----------    ----------
Net cash provided by financing activities ........................................       300,705       308,130       597,428
                                                                                    ------------    ----------    ----------
Increase (decrease) in cash and cash equivalents .................................        (4,218)         (326)       60,448
Cash and cash equivalents, beginning of year .....................................       315,891       316,217       255,769
                                                                                    ------------    ----------    ----------
Cash and cash equivalents, end of year ...........................................  $    311,673    $  315,891    $  316,217
                                                                                    ============    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ........................................................................  $    246,802    $  223,680    $  182,304
 Income taxes ....................................................................        26,390        29,073        43,039
Noncash transactions:
 Net equity adjustment of merged entity ..........................................            --           818            --
 Stock issued for acquisitions and other stock issuances, net ....................         4,045        28,649        76,113
 Unrealized securities gains, net ................................................        13,545         1,681        21,274
 Dividends declared, but not yet paid ............................................         6,981         6,415         5,411
 Transfer of securities between portfolios .......................................            --            --       243,195
 Loans securitized into mortgage-backed securities ...............................            --       242,729        56,971
 Loans transferred to foreclosed property ........................................         5,502         4,183         1,574
                                                                                    ============    ==========    ==========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Capital Trust I ("CCTI") and Centura Bank (the "Bank"). The Bank also has various wholly-owned subsidiaries which in the aggregate represent less than 15 percent of total assets. All significant intercompany transactions are eliminated in consolidation.

     In addition, certain amounts for prior years have been reclassified to conform with statement presentations for 1997. The reclassifications have no effect on shareholders' equity or net income as previously reported.


     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.


     Business

     The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; mortgage banking services; commercial and retail leasing; and trust activities. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina and the Hampton Roads region of Virginia and through alternative delivery channels that include a centralized telephone operation offering a full line of financial services, and home banking through a telephone network operated by a third party and connected to the personal computers of customers. The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     The primary function of CCTI is to facilitate the issuance of the Capital Securities described in detail in Note 10 to the consolidated financial statements


     Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing balances due from other banks, and federal funds sold.


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

     The cost of securities sold is determined on a specific identification, trade-date basis. Premiums and discounts are amortized or accreted into income using the level-yield method over the estimated lives of the assets.

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


     Impaired Loans, Nonaccrual Loans and Other Real Estate

     A loan is considered to be impaired when, based on current information, it is probable Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. The discounted expected cash flow method is used in determining the value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged off.

     Interest received on nonaccrual loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Other real estate is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. At December 31, 1997 and 1996, the net book value of other real estate properties was $4,155,000 and $3,663,000, respectively.


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


     Mortgage Servicing Rights

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold or securitized. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Additionally, capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized MSRs are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans, including loan type, term and interest rate. Fair value is estimated using current commitment prices from investors or current quoted market prices to sell similar products.

     Effective January 1, 1997, Centura adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Among other provisions, SFAS No. 125 provides accounting standards for contractually specified servicing fees and for excess servicing fees receivables. Centura's excess servicing fees generally do not exceed contractually specified servicing fees, and as a result the present value of such excess servicing fees are classified as mortgage servicing rights in the accompanying financial statements in accordance with SFAS No. 125. Amounts classified as excess servicing fees receivable for all periods prior to January 1, 1997, have been combined with mortgage servicing rights for all periods presented in accordance with SFAS No. 125.


     Other Assets and Other Liabilities

     Intangibles are principally comprised of goodwill and are included in other assets. Goodwill represents the excess of cost over the fair value of net assets acquired in purchase acquisitions and is being amortized generally over 15 years. At December 31, 1997 and 1996 goodwill, net of accumulated amortization, was $106.1 million and $66.8 million, respectively.

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

     Centura has included as other assets equipment under operating lease contracts. For the years ended December 31, 1997, 1996, and 1995, $11.9 million, $12.7 million, and $11.8 million, respectively, of operating lease rental income was recorded in other noninterest income.

     Long-lived assets and certain intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


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

     Net Income Per Share

     For the year ended December 31, 1997, Centura adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). The standard provides guidance for computing and presenting earnings per share. In accordance with this statement, primary net income per common share is replaced with basic income per common share which is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options. The difference between the weighted average shares outstanding used in the basic net income per share computation and the weighted average shares outstanding used in the diluted net income per share calculation is attributable to shares which arise from the assumed exercise of dilutive stock options. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.


     Stock-Based Employee Compensation

     Most of Centura's stock-based employee compensation plans provide for the deferral of compensation in exchange for stock options. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Centura measures stock-based compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 12.


     Off-Balance Sheet Derivative Financial Instruments

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized interest rate swaps and interest rate floor and cap arrangements. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related designated asset or liability. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or a finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the floors, swaps, and caps are no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration are generally the same as those for a swap arrangement.

     If the swap, floor, or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included with the gain or loss on the sale/maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors, and caps would be included in other income in the consolidated statement of income.


     Fair Value of Financial Instruments

     The following methods and assumptions were used by Centura in estimating the fair value disclosures for financial instruments in 1997 and 1996.

     Cash and Due From Banks (including those that are interest-bearing), Federal Funds Sold, and Accrued Interest Receivable -- The fair value of these instruments are considered equal to their carrying amounts due to the short-term nature of these financial instruments.

     Investment Securities -- The fair value of investment securities is estimated based on bid quotations received from securities dealers.

     Loans -- For disclosure purposes, loans are segregated into performing and nonperforming loan categories. Each performing loan category is further segmented into fixed and adjustable rate interest terms. The fair value of adjustable rate performing loans with repricing dates less than 90 days from December 31, 1997 is assumed to be equal to the book value of such loans. The fair value of fixed rate performing loans and adjustable rate loans with more than 90 days to repricing are calculated by discounting scheduled cash flows through the loan's estimated maturity or repricing using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity, except for residential mortgage loans, is based on the stated term of the loan or Centura's estimates of prepayments for each loan classification considering current economic and lending conditions. For residential mortgage loans, maturity is estimated using the contractual term adjusted for prepayment estimates based on secondary market sources. The fair value of nonperforming loans is based on the book value of each loan less an applicable reserve for credit losses. This reserve for credit losses is determined on a loan by loan basis based on one or a combination of the following: external appraisals, internal assessments using available market information and specific borrower information, or discounted cash flow analysis.

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

     Borrowed Funds, Accrued Interest Payable and Long-term Debt -- The fair values for borrowed funds and accrued interest payable are considered equal to their carrying amounts due to the short-term nature of these financial instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Centura for debt of the same remaining maturities.


     Current Accounting Matters

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 although early adoption is permitted. Comparative financial statements provided for earlier periods are required to be reclassed to reflect the application of this statement. Centura has elected not to adopt this statement early. Centura, as required, will adopt SFAS No. 130 with first quarter 1998 financial reporting.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application. Centura, as required, will adopt this statement for 1998.

NOTE 2 -- MERGERS AND ACQUISITIONS

     Centura consummated the following mergers and acquisitions of North Carolina financial institutions during 1997, 1996 and 1995.




                                                                                       (Millions, except shares)
                                                                               ------------------------------------------
                                                                   Acquisition
                           Institution                                Date      Assets   Loans   Deposits   Shares Issued
----------------------------------------------------------------- ------------ -------- ------- ---------- --------------
ACQUISITIONS ACCOUNTED FOR AS PURCHASES IN 1997:
  Branch Banking and Trust Company and United Carolina Bank
   ("BB&T"), deposit assumption                                      8/15/97     $313    $171      $313              --
  Betts & Company ("Betts")                                          11/3/97        1      --        --          44,443
  NationsBank, N.A., deposit assumption ("NationsBank")             11/13/97       86      52        86              --
  First Union National Bank, deposit assumption ("First Union")      12/5/97       16      --        16              --
-----------------------------------------------------------------   --------     ----    ----      ----          ------
Total 1997 Purchase Acquisitions                                                 $416    $223      $415          44,443
                                                                                 ====    ====      ====          ======
ACQUISITIONS ACCOUNTED FOR AS PURCHASES IN 1996:
  Essex Savings Bank, FSB ("Essex"), deposit assumption              7/26/96     $ 71    $ --      $ 71              --
  First Community Bank ("First Community")                           8/16/96      121      83        99         776,441
-----------------------------------------------------------------   --------     ----    ----      ----         -------
Total 1996 Purchase Acquisitions                                                 $192    $ 83      $170         776,441
                                                                                 ====    ====      ====         =======
MERGERS ACCOUNTED FOR AS POOLINGS IN 1996:
  First Commercial Holding Company ("FCHC")                          2/27/96      172     120       140       1,607,564
  FirstSouth Bank ("FirstSouth")                                    10/25/96      170     132       150       1,075,559
  CLG, Inc. ("CLG")                                                 11/01/96      126      85        --       1,661,970
-----------------------------------------------------------------   --------     ----    ----      ----       ---------
Total 1996 Mergers                                                               $468    $337      $290       4,345,093
-----------------------------------------------------------------                ----    ----      ----       ---------
Total 1996 Acquisitions and Mergers                                              $660    $420      $460       5,121,534
                                                                                 ====    ====      ====       =========
ACQUISITIONS ACCOUNTED FOR AS PURCHASES IN 1995:
  Cleveland Federal Bank, A Savings Bank ("Cleveland")               3/30/95       86      69        74         645,719
  First Southern Bancorp, Inc. ("First Southern")                    6/02/95      325     224       266       2,166,552
-----------------------------------------------------------------   --------     ----    ----      ----       ---------
Total 1995 Purchase Acquisitions                                                 $411    $293      $340       2,812,271
                                                                                 ====    ====      ====       =========

     For the mergers accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger were restated as though the entities had been combined for the periods presented. CLG was on a January 31 fiscal year while Centura is on a calendar year. Therefore, an adjustment to retained earnings in the consolidated statement of stockholders' equity for the period ended December 31, 1996 of $818,000 was made for the one-month period ended January 31, 1996 to bring the combination of accounts with CLG in line with Centura's calendar year reporting basis.

     For the acquisitions accounted for under the purchase method, the results of their operations prior to their respective consummation dates are not included in the accompanying consolidated financial statements. The pro forma results of operations as though Centura had consummated each of the 1997 acquisitions at the beginning of the periods presented are considered immaterial.

     On August 15, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from BB&T. Centura acquired thirteen offices located in ten communities in eastern and southeastern North Carolina. The purchase price exceeded the fair value of net assets acquired which resulted in $34.7 million recorded as goodwill, included in other assets on the consolidated balance sheet.

     On November 3, 1997, Centura consummated its acquisition of Betts, an independent insurance agency based in Rocky Mount, North Carolina. The merger was consummated through the issuance of 44,443 shares of Centura common stock. The purchase price exceeded the fair value of the net assets acquired and accordingly, goodwill of $2.6 million was recorded as an other asset on the consolidated balance sheet. The activities of Betts continue through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank.

     On November 13, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from NationsBank. Centura acquired five banking centers, all located in North Carolina. Goodwill of $7.7 million was recorded as an other asset on the consolidated balance sheet. In addition, on December 5, 1997, Centura completed the deposit assumption transaction with First Union resulting in the recording of $820,000 of goodwill.

     During 1996, Centura completed the acquisition of three financial institutions and one deposit assumption transaction. For the acquisitions accounted for as purchases, goodwill was increased by $16.7 million. The merger with FCHC was consummated through the issuance of 0.63 shares of Centura common stock for each share of FCHC outstanding common stock while First Community and FirstSouth were consummated under exchange ratios of 0.96 and 0.55, respectively. In addition, Centura completed its merger with CLG, a privately owned company based in Raleigh, North Carolina, that specializes in leasing computer equipment to companies throughout the United States. CLG operates as a wholly-owned subsidiary of Centura Bank.

     On October 1, 1996, Centura completed the cash transaction to purchase 49 percent of First Greensboro Home Equity, Inc. ("First Greensboro"). First Greensboro, headquartered in Greensboro, North Carolina, is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. First Greensboro retains the controlling interest of the company. Centura recorded this investment as an other asset and recognizes 49 percent of the net income of First Greensboro into the earnings stream as required under the equity method of accounting for investments. The excess of the purchase price over the net assets acquired is amortized over 20 years as a charge against earnings of future periods.

     In 1995, Centura completed the acquisitions of Cleveland and First Southern. Cleveland was consummated under an exchange ratio of 3.381 shares of Centura common stock for each outstanding share of Cleveland, while First Southern was consummated under an exchange ratio of 1.25. Both acquisitions were accounted for as purchases. The purchase price exceeded the fair value of net assets acquired for each transaction. Accordingly, Centura recorded $25.7 million of goodwill relative to the Cleveland and First Southern transactions. The unamortized goodwill is recorded in other assets on the consolidated balance sheet.

     Centura and Pee Dee Bankshares, Inc. ("Pee Dee"), a South Carolina bank holding company with its principal office in Timmonsville, South Carolina have executed an agreement pursuant to which Pee Dee will merge with and into Centura. In addition, Pee Dee State Bank, a subsidiary of Pee Dee, will merge with and into the Bank. Pee Dee owns 95.73 percent of the issued and outstanding shares of Pee Dee State Bank while the remaining shares are owned by individuals. The shareholders of Pee Dee and Pee Dee State Bank will be entitled to receive shares of Centura common stock under the exchange ratio as defined, subject to adjustment, in the agreement. Pee Dee has also granted to Centura an option to purchase up to

11,170 shares of Pee Dee common stock under certain conditions as outlined in the executed stock option agreement. Pee Dee operates six branches located in South Carolina, three in Florence and one each in Timmonsville, Dillon, and Sumter. At December 31, 1997, Pee Dee had total consolidated assets of approximately $138 million. Assuming satisfaction of certain conditions and requisite approvals, it is anticipated that this merger will occur in the first quarter of 1998. The Pee Dee merger is expected to be accounted for as a pooling-of-interests.

     On January 30, 1998, Centura acquired Moore and Johnson, Inc. ("Moore and Johnson"), a North Carolina corporation with its principal office in Raleigh, North Carolina. The transaction was consummated through the issuance of 48,950 shares of Centura common stock. Moore and Johnson is engaged in the insurance brokerage business, primarily serving the eastern North Carolina market. The transaction was accounted for as a purchase and, therefore, is appropriately not reflected in the accompanying consolidated financial statements.


NOTE 3 -- INVESTMENT SECURITIES

     A summary of amortized cost, fair values, and unrealized gains and losses of investment securities by type at December 31, follows:



                                               1997                          1996                           1995
                                  ------------------------------ ----------------------------- ------------------------------
                                   Amortized Cost    Fair Value   Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                  ---------------- ------------- ---------------- ------------ ---------------- -------------
                                                                          (thousands)
Held to maturity:
 U.S. Treasury ..................    $   86,944     $   87,516      $   76,373     $   76,019     $  127,405     $  127,593
 U.S. Government agencies and
   corporations .................        49,027         50,136         139,752        138,947        143,625        144,018
 Mortgage-backed securities .....        12,271         12,298              --             --             --             --
 State and municipal ............        38,464         39,879          40,669         42,074         47,992         50,201
 Other securities ...............         1,850          1,860           1,012          1,012             83             83
                                     ----------     ----------      ----------     ----------     ----------     ----------
 Total held to maturity .........    $  188,556     $  191,689      $  257,806     $  258,052     $  319,105     $  321,895
                                     ==========     ==========      ==========     ==========     ==========     ==========
Available for sale:
 U.S. Treasury ..................    $  186,500     $  188,021      $  193,577     $  192,169     $  156,600     $  155,515
 U.S. Government agencies and
   corporations .................       179,229        179,234         262,147        266,141        245,586        245,414
 Mortgage-backed securities .....       977,020        985,529         763,423        763,471        554,963        557,236
 Asset-backed securities ........        93,875         94,159              --             --             --             --
 State and municipal ............         2,143          2,183           3,334          3,325         10,000         10,000
 Other securities ...............       184,563        190,374          94,968         94,968         41,427         41,355
                                     ----------     ----------      ----------     ----------     ----------     ----------
 Total available for sale .......    $1,623,330     $1,639,500      $1,317,449     $1,320,074     $1,008,576     $1,009,520
                                     ==========     ==========      ==========     ==========     ==========     ==========

                                                     1997               1996               1995
                                              ------------------ ------------------ -------------------
                                                  Unrealized         Unrealized         Unrealized
                                              ------------------ ------------------ -------------------
                                                Gains    Losses    Gains    Losses    Gains     Losses
                                              --------- -------- --------- -------- --------- ---------
                                                                     (thousands)
Held to maturity:
 U.S. Treasury ..............................  $   660   $   88   $    81   $  435   $  588    $  400
 U.S. Government agencies and corporations ..    1,283      174       278    1,083      858       465
 Mortgage-backed securities .................      183      156        --       --       --        --
 State and municipal ........................    1,427       12     1,452       47    2,239        30
 Other securities ...........................       10       --        --       --       --        --
                                               -------   ------   -------   ------   ------    ------
 Total held to maturity .....................  $ 3,563   $  430   $ 1,811   $1,565   $3,685    $  895
                                               =======   ======   =======   ======   ======    ======
Available for sale:
 U.S. Treasury ..............................  $ 1,548   $   27   $    99   $1,507   $  369    $1,454
 U.S. Government agencies and corporations ..      475      470     4,474      480    1,407     1,579
 Mortgage-backed securities .................   10,939    2,430     5,525    5,477    4,905     2,632
 Asset-backed securities ....................      299       15        --       --       --        --
 State and municipal ........................       40       --         2       11       --        --
 Other securities ...........................    6,006      195        --       --       --        72
                                               -------   ------   -------   ------   ------    ------
 Total available for sale ...................  $19,307   $3,137   $10,100   $7,475   $6,681    $5,737
                                               =======   ======   =======   ======   ======    ======

The following is a summary of investment securities by maturity at December 31, 1997:



                                                     Held to Maturity              Available for Sale
                                               ----------------------------- ------------------------------
                                                Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                               ---------------- ------------ ---------------- -------------
                                                                       (thousands)
  Remaining maturities:
  Within one year ............................     $ 80,373       $ 80,376      $  149,312     $  150,190
  One to five years ..........................       77,871         80,240         229,697        231,679
  Six to ten years ...........................       12,088         12,643          10,153         10,186
  Over ten years .............................        5,953          6,132         163,273        167,757
  Mortgage-backed and asset-backed securities        12,271         12,298       1,070,895      1,079,688
                                                   --------       --------      ----------     ----------
  Total ......................................     $188,556       $191,689      $1,623,330     $1,639,500
                                                   ========       ========      ==========     ==========

     At December 31, 1997 and 1996, investment securities with book values of approximately $750 million and $612 million, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 9 have been transferred to a third party. Sales of debt securities during 1997 generated gross realized gains of $3,644,000 and losses of $3,508,000. Gross gains of $3,212,000 and $1,432,000 and gross losses of $1,414,000 and $2,046,000 were realized during 1996 and 1995, respectively.

NOTE 4 -- LOANS

A summary of loans at December 31 follows:



                                                                1997          1996
                                                           ------------- -------------
                                                                   (thousands)
Commercial, financial and agricultural ...................  $  846,074    $  743,477
Consumer .................................................     321,642       274,885
Real estate -- mortgage ..................................   2,320,320     2,097,757
Real estate -- construction and land development .........     578,304       524,246
Leases ...................................................     470,376       420,240
Other ....................................................      49,995        49,001
                                                            ----------    ----------
Gross loans ..............................................   4,586,711     4,109,606
Less unearned income on loans ............................         129           152
                                                            ----------    ----------
Total loans ..............................................  $4,586,582    $4,109,454
                                                            ==========    ==========
Included in the above:
Nonaccrual loans .........................................  $   23,722    $   18,713
Restructured loans .......................................          --           497
Accruing loans past due ninety days ......................       6,985         8,916
                                                            ==========    ==========

Loans classified as real estate - mortgage include mortgage loans held for sale of $48.2 million and $53.6 million in 1997 and 1996, respectively. Most of Centura's loan business is with customers located within North Carolina.

For the years ended December 31, 1997, 1996 and 1995 interest income that would have been recorded on nonaccrual and restructured loans had they performed in accordance with the original terms amounted to approximately $2.0 million, $1.7 million and $1.7 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $634,000, $624,000 and $527,000 for the years ended December 31, 1997, 1996, and 1995, respectively. During 1997 and 1996, approximately $5,502,000 and $4,183,000, respectively, in loans were transferred to foreclosed property.

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



                                        Beginning     New                   Ending
                                         Balance     Loans    Repayments    Balance
                                       ----------- --------- ------------ ----------
                                                        (thousands)
Year ended December 31, 1997 .........   $23,208    $6,222     $ (7,150)   $22,280
                                         =======    ======     ========    =======

NOTE 5 --  ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:



                                                         1997         1996        1995
                                                     ------------ ------------ ----------
                                                                 (thousands)
Balance at beginning of year .......................  $  58,715    $  55,070    $ 48,164
Provision for loan losses ..........................     13,418        9,596       7,904
Allowance from acquired loans ......................      3,133        1,240       3,460
Loans charged off ..................................    (14,425)     (10,408)     (8,306)
Recoveries on loans previously charged off .........      3,438        3,217       3,848
                                                      ---------    ---------    --------
Net loans charged off ..............................    (10,987)      (7,191)     (4,458)
                                                      ---------    ---------    --------
Balance at end of year .............................  $  64,279    $  58,715    $ 55,070
                                                      =========    =========    ========

     At December 31, 1997, the recorded investment in loans that were considered to be impaired was $16.1 million (of which $12.7 million were on a nonaccrual basis). Included in this amount is $11.4 million of impaired loans for which the related AFLL is $5.3 million, and $4.7 million of impaired loans for which there is no related allowance determined in accordance with SFAS No. 114.

     At December 31, 1996, the recorded investment in loans that were considered to be impaired was $10.9 million (of which $10.8 million were on a nonaccrual basis). Included in this amount is $6.1 million of impaired loans for which the related AFLL is $2.0 million, and $4.8 million of impaired loans for which there is no related allowance determined in accordance with SFAS No. 114.

     The average recorded investment in impaired loans for the years ended December 31, 1997, 1996, and 1995 was approximately $14.2 million, $12.2 million, and $13.5 million, respectively. Interest recognized on a cash-basis method of accounting and included in the results of operations on those impaired loans for each of the years in the three-year period ended December 31, 1997, 1996, and 1995 was approximately $207,000, $50,000, and $111,000, respectively.


NOTE 6 -- MORTGAGE SERVICING RIGHTS

     A summary of capitalized MSRs follows:



                                                  1997       1996
                                               ---------- ----------
                                                    (thousands)
        Balance at beginning of year .........  $ 21,046   $ 14,388
        MSRs capitalized during the year .....    13,703     11,246
        MSRs amortized during the year .......    (6,511)    (4,588)
                                                --------   --------
        Balance at end of year ...............  $ 28,238   $ 21,046
                                                ========   ========

     The fair value of capitalized MSRs at December 31, 1997 and 1996 was approximately $35.9 million and $27.6 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1997 and 1996.


NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:



                                                           1997       1996
                                                        ---------- ----------
                                                             (thousands)
       Land ...........................................  $ 17,389   $ 17,369
       Buildings ......................................    70,732     64,686
       Buildings and equipment under capital lease ....       890        890
       Leasehold improvements .........................    13,320     10,750
       Furniture, fixtures and equipment ..............    92,398     85,795
       Construction in progress .......................     6,704      8,636
                                                         --------   --------
       Total ..........................................   201,433    188,126
       Less accumulated depreciation and amortization .    85,969     75,928
                                                         --------   --------
       Premises and equipment .........................  $115,464   $112,198
                                                         ========   ========

     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $16,288,000, $15,312,000, and $11,296,000 in
1997, 1996 and 1995, respectively.

NOTE 8 -- DEPOSITS

     At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:


          1998 ........................  $1,759,368
          1999 ........................     523,851
          2000 ........................     102,508
          2001 ........................      37,298
          2002 and thereafter .........     163,266
                                         ----------
                                         $2,586,291
                                         ==========

NOTE 9 -- BORROWED FUNDS

     At December 31, 1997 and 1996, borrowed funds consisted of the following:



                                                                               1997        1996
                                                                           ----------- -----------
                                                                                 (thousands)
          Federal funds purchased and securities sold under agreements
           to repurchase .................................................  $460,324    $435,470
          Master notes ...................................................   195,391     141,649
          U.S. Treasury demand note ......................................    37,477      32,402
          Bank note ......................................................        --      15,770
          Line of credit .................................................    40,000      60,000
                                                                            --------    --------
          Total borrowed funds ...........................................  $733,192    $685,291
                                                                            ========    ========

     Federal funds purchased and securities sold under agreements to repurchase generally mature within one to 30 days from the transaction date. Securities collateralizing repurchase agreements have been transferred to a third party. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

     The Bank has the ability to borrow up to a maximum of $300 million under an offering by the Bank to institutional investors only of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would generally be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. Borrowed funds as of December 31, 1996 included $15.8 million outstanding under one fixed interest rate note which matured during 1997.

     Centura has an unsecured line of credit of $60 million bearing a variable interest rate (1 month LIBOR+ 25 basis points). On December 31, 1997, the line was refinanced and assigned a December 1998 maturity.

     The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase and master notes:



                                                                                1997          1996          1995
                                                                           ------------- ------------- -------------
                                                                                          (thousands)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Amount outstanding at December 31 ........................................   $ 460,324     $ 435,470     $ 362,654
Average outstanding balance ..............................................     516,958       405,373       224,616
Maximum amount outstanding at end of any month during the year ...........     647,219       554,699       364,773
Interest expense .........................................................   $  28,607     $  21,385     $  13,068
Approximate weighted average interest rate:
 During the year .........................................................        5.53%         5.28%         5.82%
 End of year .............................................................        5.30          4.67          5.66
Master Notes
Amount outstanding at December 31 ........................................   $ 195,391     $ 141,649     $ 101,178
Average outstanding balance ..............................................     169,215       119,819        79,189
Maximum amount outstanding at end of any month during the year ...........     204,709       155,252       109,717
Interest expense .........................................................   $   8,117     $   5,613     $   4,091
Approximate weighted average interest rate:
 During the year .........................................................        4.80%         4.68%         5.17%
 End of year .............................................................        4.82          5.00          5.00

NOTE 10 -- LONG-TERM DEBT

     At December 31, 1997 and 1996, long-term debt consisted of the following:



                                                        1997        1996
                                                    ----------- -----------
                                                          (thousands)
       Federal Home Loan Bank advances ............  $229,052    $228,918
       Capital Securities .........................   100,000          --
       Notes payable secured by lease rentals .....    52,253      80,811
       Obligations under capitalized leases .......       458         531
       Other ......................................       366         542
                                                     --------    --------
       Total long-term debt .......................  $382,129    $310,802
                                                     ========    ========

     Centura has the ability to borrow up to $500 million under a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. At December 31, 1997, FHLB advances had maturities of up to 4.9 years and were at rates ranging from 5.00 percent to 6.125 percent. At December 31, 1996, FHLB advances had maturities of up to
3.5 years and were at rates ranging from 5.00 percent to 8.90 percent.

     On June 2, 1997, Centura Capital Trust I, a wholly-owned statutory business trust of Centura, (the "Trust") issued $100 million of 8.845% Capital Securities maturing June 2027 (the "Capital Securities"). The Trust also issued $3.1 million of common securities to Centura. The Trust invested the proceeds of $103.1 million, from the Capital Securities and common securities issuances, in 8.845% Junior Subordinated Deferrable Interest Debentures issued by Centura (the "Junior Debentures"), which upon consolidation are eliminated. The Junior Debentures, with a maturity of June 2027, are the primary assets of the Trust. With respect to the Capital Securities, Centura has irrevocably and unconditionally guaranteed the Trust's obligations. The Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

     To finance some of the equipment utilized in its leasing activities, Centura has fixed rate debt secured by the future lease rentals to be received under the leasing contracts and first liens on the related equipment. Generally, the terms to maturity of these obligations are equal to the terms to maturity of the underlying contracts. At December 31, 1997, the weighted average rate and maturity for the notes payable secured by lease rentals were 8.64 percent and 2.3 years, respectively. At December 31, 1996, the weighted average rate and maturity for the notes payable secured by lease rentals were 7.98 percent and 2.7 years, respectively.

     At December 31, 1997, maturities of long-term debt are as follows (in thousands):


  1998 ........................  $ 92,759
  1999 ........................   130,664
  2000 ........................     7,310
  2001 ........................     1,168
  2002 ........................    50,202
  Thereafter ..................   100,026
                                 --------
                                 $382,129
                                 ========

NOTE 11 -- PENSION AND OTHER BENEFIT PLANS

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

     Centura also has an Omnibus Supplemental Executive Retirement Plan ("SERP") which provides various officers with certain benefits in excess of Centura's standard pension plan. One of the benefits offered under the Omnibus Plan are Supplemental Pension Contracts ("SPCs") which are nonqualified pension plans providing benefits payable upon retirement, death or disability of an eligible participant. Insurance policies on the lives of the covered employees have been purchased and are intended to be adequate to fund future benefits plus full recovery of any corporate paid premiums.

     The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements:



                                                                              Pension Plan                 SPCs-SERP
                                                                       --------------------------- --------------------------
                                                                              December 31,                December 31,
                                                                            1997          1996          1997         1996
                                                                       ------------- ------------- ------------- ------------
                                                                                            (thousands)
Actuarial present value of accumulated benefit obligation ("ABO"):
Vested benefits ......................................................   $  29,567     $  26,760     $   6,170     $  5,380
Nonvested benefits ...................................................       1,346         1,360         2,997        3,008
                                                                         ---------     ---------     ---------     --------
                                                                         $  30,913     $  28,120     $   9,167     $  8,388
                                                                         =========     =========     =========     ========
Projected benefit obligation ("PBO") for services rendered to date ...   $ (37,953)    $ (34,432)    $ (10,651)    $ (9,584)
Plan assets at fair value, primarily listed stocks and U.S. Government
 securities ..........................................................      30,006        27,516            --           --
                                                                         ---------     ---------     ---------     --------
Plan assets under the PBO ............................................      (7,947)       (6,916)      (10,651)      (9,584)
Unrecognized net loss ................................................       5,983         6,004         1,765        1,164
Unrecognized prior service cost ......................................       2,882         3,374         1,280        2,663
Additional liability related to unfunded ABO .........................      (1,508)       (2,643)       (1,561)      (2,631)
Unrecognized net (asset) liability ...................................        (317)         (423)           --           --
                                                                         ---------     ---------     ---------     --------
Accrued pension cost included in other liabilities ...................   $    (907)    $    (604)    $  (9,167)    $ (8,388)
                                                                         =========     =========     =========     ========

                                                                           Pension Plan
                                                                -----------------------------------
                                                                    1997        1996        1995
                                                                ----------- ----------- -----------
                                                                            (thousands)
Net periodic pension expense includes the following
 components:
Service cost -- benefits earned during the period .............  $   2,402   $   1,965   $   1,369
Interest cost on PBO ..........................................      2,552       2,394       1,987
Actual return on plan assets ..................................     (3,272)     (2,480)     (4,220)
Net amortization and deferral .................................      1,058         680       2,691
                                                                 ---------   ---------   ---------
Net periodic pension expense included in personnel expense ....  $   2,740   $   2,559   $   1,827
                                                                 =========   =========   =========
Assumptions:
Weighted average discount rate at end of fiscal year ..........       7.25%        7.5%        7.5%
Rate of increase in future compensation levels used in
 determining the actuarial present value of PBO ...............       5.5          5.5         5.5
Expected long-term rate of return on assets ...................       8.5          8.5         8.5
                                                                 =========   =========   =========



                                                                             SPCs-SERP
                                                                -----------------------------------
                                                                    1997        1996        1995
                                                                ----------- ----------- -----------
                                                                            (thousands)
Net periodic pension expense includes the following
 components:
Service cost -- benefits earned during the period .............   $   722     $   475     $   310
Interest cost on PBO ..........................................       720         587         366
Actual return on plan assets ..................................        --          --          --
Net amortization and deferral .................................       945       1,123         683
                                                                  -------     -------     -------
Net periodic pension expense included in personnel expense ....   $ 2,387     $ 2,185     $ 1,359
                                                                  =======     =======     =======
Assumptions:
Weighted average discount rate at end of fiscal year ..........      7.25%        7.5%        7.5%
Rate of increase in future compensation levels used in
 determining the actuarial present value of PBO ...............      5.5          5.5         5.5
Expected long-term rate of return on assets ...................        --          --          --
                                                                  =======     =======     =======

     In addition to providing pension benefits, Centura provides other employee benefit plans. The amounts expensed for these are as follows:



                                                 1997      1996      1995
                                              --------- --------- ---------
                                                       (thousands)
     401-k ..................................  $ 1,782   $ 2,016   $ 1,522
     Sales commissions ......................    9,409     8,320     7,394
     EVA-based incentive compensation .......    6,840     5,612     3,500
     Other ..................................      234       340       296
                                               -------   -------   -------
                                               $18,265   $16,288   $12,712
                                               =======   =======   =======

     The 401-k plan permits eligible employees to make contributions, with the Bank matching 50 percent of contributions up to 6 percent of the employees' base compensation. The plan is available for full-time employees after completion of six months consecutive service or for part-time employees after completion of 1,000 hours of service during a consecutive 12-month period.

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

     The following table presents the plan's funded status reconciled with the amounts recognized in Centura's consolidated financial statements:



                                                                                     December 31,
                                                                                -----------------------
                                                                                    1997        1996
                                                                                ----------- -----------
                                                                                      (thousands)
        Postretirement benefit obligation:
         Retirees and beneficiaries ...........................................  $  2,350    $  2,285
         Dependents of retirees ...............................................         7          26
         Fully eligible active employees ......................................       971         895
         Other active employees ...............................................     3,633       2,798
         Less future service obligation .......................................    (1,967)     (1,442)
                                                                                 --------    --------
        Accumulated postretirement benefit obligation (APBO) ..................     4,994       4,562
        Plan assets at fair value .............................................        --          --
                                                                                 --------    --------
        Funded status .........................................................     4,994       4,562
        Unrecognized net gain .................................................       181         447
        Unrecognized transition obligation ....................................    (3,329)     (3,551)
                                                                                 --------    --------
        Accrued postretirement benefit cost included in other liabilities .....  $  1,846    $  1,458
                                                                                 ========    ========

     The net periodic postretirement benefit cost includes the following components:



                                                                               December 31,
                                                                       -----------------------------
                                                                          1997       1996      1995
                                                                       ---------- ---------- -------
                                                                                (thousands)
       Service cost ..................................................   $ 189      $161      $ 135
       Interest cost .................................................     337       322        328
       Actual return on plan assets ..................................      --        --         --
       nrecognized net gain .........................................       (6)       (3)       (21)
       Amortization of transition obligation over 20 years ...........     222       222        222
       Prior service cost ............................................      16        --         --
                                                                         -------    ------    -----
       Net periodic postretirement benefit cost ......................   $ 758      $702      $ 664
                                                                         =======    ======    =====
       Assumptions:
         Weighted average discount rate used in determining APBO .....    7.25%      7.5%       7.5%
         Annual health care cost trend rate ..........................     5.5        7.0       8.0
         Ultimate medical trend rate .................................     5.5        5.5       5.5
         Medical trend rate select period (in years) .................       0         1          2
         Effect of 1% increase in assumed medical trend rate on:
         Service and interest cost ...................................       0%        0%       1.0%
         APBO ........................................................       0         0        1.0
                                                                         =======    ======    =====

NOTE 12 -- STOCK OPTIONS, AWARDS AND SHAREHOLDERS' EQUITY

     At December 31, 1997, 1996, and 1995 Centura had approximately 2,121,000, 2,487,000, and 2,445,000 shares, respectively, of its authorized but unissued common stock reserved for its incentive, nonqualified and deferred compensation stock option plans (the "Plans").

     A summary of stock option transactions under these plans follows:



                                                   Option    Option Price   Weighted Average
                                                   Shares      Per Share     Exercise Price
                                                ----------- -------------- -----------------
Outstanding at December 31, 1994 ..............  1,293,700     $  3-$25        $  14.21
Assumed through purchase acquisitions .........    181,000            9            9.00
Granted .......................................    345,000        5- 37           23.65
Exercised .....................................    242,900        3- 22           14.45
Forfeited .....................................      9,800       14- 20           18.95
                                                 ---------     --------        --------
Outstanding at December 31, 1995 ..............  1,567,000     $  3-$37           14.38
Assumed through purchase acquisitions .........     61,600       13- 19           16.00
Granted .......................................     85,200        9- 32           26.59
Exercised .....................................    351,900        5- 26           12.58
Forfeited .....................................     22,200        7- 21           14.40
                                                 ---------     --------        --------
Outstanding at December 31, 1996 ..............  1,339,700     $  3-$37           15.24
Granted .......................................    147,203        9- 39           32.94
Exercised .....................................    331,900        4- 26           13.99
Forfeited .....................................     17,500        3- 39           12.81
                                                 ---------     --------        --------
Outstanding at December 31, 1997 ..............  1,137,503     $  3-$39           20.11
                                                 =========     ========        ========
Exercisable at December 31, 1997 ..............    830,410     $  3-$39           17.08
                                                 =========     ========        ========

     The weighted-average fair values of options granted during 1997, 1996 and 1995 were $16.12, $26.08, and $8.13 respectively. The weighted average remaining contractual lives of stock options were 5.03, 3.47, and 4.49 years at December 31, 1997, 1996, and 1995, respectively.

     The following table summarizes information related to stock options outstanding on December 31, 1997:



                              Number of Options Outstanding     Number of Options Exercisable
Range of Exercise Prices           at December 31, 1997             at December 31, 1997
--------------------------   -------------------------------   ------------------------------
        $3.00 to $6.03                     67,896                           67,896
        $6.04 to $8.59                     20,423                           20,423
        $8.60 to $8.89                    118,474                          106,054
       $8.90 to $14.37                    213,768                          213,574
      $14.38 to $21.50                    262,956                          242,647
      $21.51 to $31.13                    109,857                           37,426
      $31.14 to $33.55                    102,569                           46,884
      $33.56 to $35.50                    124,998                           47,242
      $35.51 to $39.00                    116,562                           48,264
                                          -------                          -------
                                        1,137,503                          830,410
                                        =========                          =======

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

     Centura, under APB 25, expensed approximately $1,636,200 in 1997, $2,883,300 in 1996, and $905,900 in 1995 for employee stock awards and stock option grants. Pro forma earnings per share disclosures are indicated below as if the fair value based method of SFAS 123 had been adopted (dollars in thousands except per share information):



                                 As Reported                             Pro Forma
                    -------------------------------------- --------------------------------------
                        1997         1996         1995         1997         1996         1995
                    ------------ ------------ ------------ ------------ ------------ ------------
                                            (thousands, except per share)
  Net Income ......    $ 83,058     $ 68,151     $ 64,653     $ 82,763     $ 67,681     $ 64,617
  Basic EPS .......        3.22         2.66         2.50         3.21         2.64         2.50
  Diluted EPS .....        3.15         2.60         2.45         3.14         2.58         2.45

     In determining the pro forma disclosures above, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                       Directors/Employee   EVA Leveraged
                                            Deferred           Options       Other
                                      -------------------- -------------- ----------
 1995
  Risk free interest rates ..........          6.29%             6.22%        6.22%
  Dividend yield ....................          2.90              2.90         2.90
  Volatility ........................         24.99             24.99        24.99
  Expected lives (in years) .........          2.98              6.05         2.20
 1996
  Risk free interest rates ..........          6.00%             5.91%        5.91%
  Dividend yield ....................          2.50              2.50         2.50
  Volatility ........................         23.59             23.59        23.59
  Expected lives (in years) .........          2.84              6.02         2.20
 1997
  Risk free interest rates ..........          6.14%             6.02%        6.02%
  Dividend yield ....................          2.00              2.00         2.00
  Volatility ........................         24.16             24.16        24.16
  Expected lives (in years) .........          3.30              6.01         2.20

     The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Cash dividends paid were $27.4 million, $24.0 million and $18.7 million during 1997, 1996 and 1995, respectively, which represented $1.06, $1.00 and $.85 on a per share basis, respectively. During the fourth quarter of 1997, Centura declared and accrued $7.0 million, or $.27 per share, for the first quarter of 1998 cash dividend.

     Retained earnings at December 31, 1997 includes $3.8 million of undistributed earnings of 50 percent or less owned investees accounted for by the equity method.

NOTE 13 -- OTHER OPERATING EXPENSE

     Other operating expense consisted of the following:



                                                              1997      1996      1995
                                                           --------- --------- ---------
                                                                    (thousands)
     Marketing, advertising and public relations .........  $ 9,080   $ 7,549   $ 6,195
     Stationery, printing and supplies ...................    5,921     6,712     5,458
     Postage .............................................    3,144     2,798     2,502
     Telephone ...........................................    7,637     6,678     5,492
     FDIC insurance ......................................    1,304    10,197     5,727
     Fees for outsourced services ........................    8,219     3,299        --
     Service and licensing fees ..........................    5,211     4,323     3,307
     Legal and professional fees .........................   15,914    11,290     9,432
     Other administrative ................................    8,555     8,544     7,930
     Intangible amortization .............................    6,520     5,034     4,148
     Depreciation on equipment under operating lease .....    7,247     7,944     7,192
     Other ...............................................   17,052    16,977    15,716
                                                            -------   -------   -------
     Total other operating expense .......................  $95,804   $91,345   $73,099
                                                            =======   =======   =======

     On September 30, 1996, the Federal Deposit Insurance Corporation ("FDIC") levied a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment was levied on SAIF-insured deposits and Centura recognized $7.3 million of FDIC expense relative to this assessment for the year ended December 31, 1996. The after-tax assessment totaled approximately $4.2 million.


NOTE 14 -- INCOME TAXES

     The components of income tax expense for the years ended December 31 were:




                                           1997       1996        1995
                                        ---------- ---------- ------------
                                                   (thousands)
     Current expense:
      Federal .........................  $28,943    $34,347    $  40,242
      State ...........................      890      4,363        6,655
                                         -------    -------    ---------
                                          29,833     38,710       46,897
     Deferred expense/ (benefit):
      Federal .........................   10,775        645       (8,114)
      State ...........................    1,812       (152)      (2,362)
                                         -------    -------    ---------
                                          12,587        493      (10,476)
                                         -------    -------    ---------
     Total income tax expense .........  $42,420    $39,203    $  36,421
                                         =======    =======    =========

     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:



                                                   1997          1996          1995
                                               -----------   -----------   -----------
     Federal statutory rate ..................     35.00%        35.00%        35.00%
     Non-taxable income ......................     (2.54)        (1.67)        (1.24)
     Goodwill amortization (accretion), net ..       .55           .54           .08
     Acquisition adjustments .................       .18           .39           .09
     State income tax, net of federal benefit       1.40          2.59          2.73
     Other, net ..............................     ( .78)        ( .33)        ( .63)
                                                   -----         -----         -----
     Effective tax rate ......................     33.81%        36.52%        36.03%
                                                   =====         =====         =====

     The tax effects of temporary differences which give rise to significant portions of the net deferred tax liability at December 31, 1997 and 1996, are summarized as follows:



                                                   1997           1996
                                              ------------- ---------------
                                                       (thousands)
       Deferred tax assets:
       Loan loss reserve ....................   $ (23,687)     $(20,436)
       Other reserves .......................      (1,890)       (2,050)
       Deferred compensation ................     (12,097)      (11,061)
       Deferred loan and lease fees .........         (90)           (5)
       Other assets .........................      (4,084)       (4,742)
                                                ---------      ----------
       Gross deferred tax assets ............     (41,848)      (38,294)
                                                ---------      ----------
       Deferred tax liabilities:
       Premises and equipment ...............       2,842         2,880
       Employee retirement plans ............       1,789         1,530
       Investment securities ................         980           950
       Leasing activities ...................      31,971        21,825
       Other liabilities ....................      20,027        17,202
       Unrealized securities gains ..........       6,200         1,056
                                                ---------      ----------
       Gross deferred tax liabilities .......      63,809        45,443
                                                ---------      ----------
       Net deferred tax liability ...........   $  21,961      $  7,149
                                                =========      ==========

     No valuation allowance for deferred tax assets was required at December 31, 1997 or 1996. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. During 1997, the net deferred tax liability increased approximately $5,100,000 due to fair value adjustments required under SFAS 115 for securities available for sale, and decreased due to other adjustments totaling $2,875,000.


NOTE 15 -- LEASE COMMITMENTS

     At December 31, 1997, Centura was obligated under a number of noncancelable leases for bank premises. In addition, obligations under short-term equipment leases are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain lease agreements contain options to renew for additional periods of one to twenty years.

     At December 31, 1997, future minimum lease payments under noncancelable operating leases are as follows (in thousands):



                                               Operating
                                                Leases
                                              ----------
           1998 .............................  $ 4,569
           1999 .............................    4,287
           2000 .............................    4,086
           2001 .............................    3,366
           2002 .............................    2,667
           Thereafter .......................    9,001
                                               -------
           Total minimum lease payments .....  $27,976
                                               =======

     Rent expense charged to operations was as follows:




                                 1997      1996      1995
                              --------- --------- ---------
                                       (thousands)
      Bank premises .........  $4,581    $3,445    $3,146
      Equipment .............   3,151     2,247     2,601
                               ------    ------    ------
      Rent expense ..........  $7,732    $5,692    $5,747
                               ======    ======    ======

NOTE 16 -- COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES


     Commitments and Off-Balance Sheet Risk

     Centura may participate in various financial instruments with off-balance sheet risk in order to satisfy the financing needs of its borrowers and to manage its exposure to interest rate risk. These financial instruments include commitments to extend credit, letters of credit, and off-balance sheet derivative financial instruments.

     At December 31, 1997 and 1996, Centura had commitments to extend credit of $1.6 billion and $1.2 billion, respectively, and standby letters of credit of $64.2 million and $75.8 million, respectively. These instruments at December 31, 1997 have no carrying value. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

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

     Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income-producing assets. With the exception of guarantees for approximately $29.4 million which extend for a period in excess of one year, most guarantees in the form of commitments and letters of credit expire in less than one year. If these commitments are drawn, Centura will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

     Included in commitments to extend credit are commitments issued by the Bank to originate residential mortgage loans held for sale ("pipeline loans") of approximately $33.9 million and $32.2 million at December 31, 1997 and 1996, respectively, with terms generally not exceeding 90 days. As discussed in Note 4, mortgage loans held for sale ("MLHFS"), which are carried at the lower of cost or fair value and are included in total loans, were $48.2 million and $53.6 million at December 31, 1997 and 1996, respectively. In connection with these MLHFS and pipeline loans, management entered into forward commitments to sell residential mortgage loans totaling $48.5 million and $58.5 million at December 31, 1997 and 1996, respectively. Such forward commitments are entered into to reduce the Bank's exposure to market risk arising from potential changes in interest rates, which could alter the underlying market value of MLHFS and pipeline loans. The forward commitments are at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS and pipeline loans are valued utilizing the fixed prices of the forward commitments. MLHFS and pipeline loans not covered by existing forward commitments are valued using quoted market prices appropriate for the associated loan characteristics and interest rate levels. Commitments not fully satisfied by MLHFS and pipelines loans are valued based on what it would cost to purchase loans in the open market to fulfill the commitments. The net result of this valuation process is used in recording the carrying value of MLHFS at the lower of cost or fair value. At December 31, 1997 and 1996, cost exceeded fair value by approximately $261,000 and $380,000, respectively, requiring a valuation allowance which was reflected in the carrying value of MLHFS.

     In connection with its asset/liability management program, Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. Centura does not trade the instruments, and Centura's policy governing the use of these instruments, as approved by Centura's board of directors, strictly forbids speculation of any kind.

     Interest rate swap agreements ("swaps") are used to reduce funding costs, diversify funding sources, and manage interest rate risk with the objective of stabilizing Centura's net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans and long-term debt to variable interest rates (or fixed rates). Typically, Centura pays a fixed rate of interest for a fixed period of time and receives a variable rate of interest indexed to the London Interbank Offered Rate ("LIBOR") or vice versa. Centura also enters into interest rate swap agreements in which both interest rates are floating in order to reduce its basis risk with respect to a given index. The difference between the rate paid and the rate received is recorded in the consolidated statements of income as a component of interest income or interest expense, depending upon the financial instrument to which the swap is designated. Unrealized fair values of the swaps are not recorded in the consolidated statements of income because the swap agreements are being treated as a synthetic alteration of the designated assets or liabilities.

     Centura's interest rate swap agreements at December 31, 1997 and 1996, are summarized below:



                                                                         Estimated
                                                             Notional   Fair Value
                                                              Amount    Gain (Loss)
                                                            ---------- ------------
                                                                  (thousands)
       December 31, 1997
       Corporation pays fixed rates/receives variable .....  $278,000    $ (1,737)
       Corporation pays variable rates/receives fixed .....   273,000       4,660
       Corporation pays variable rates (LIBOR)/
        receives variable (US T-Bill) .....................   200,000        (370)
                                                             --------    --------
       Total interest rate swaps ..........................  $751,000    $  2,553
                                                             ========    ========
       December 31, 1996
       Corporation pays fixed rates/receives variable .....  $225,000    $ (2,296)
       Corporation pays variable rates/receives fixed .....    70,000        (222)
                                                             --------    --------
       Total interest rate swaps ..........................  $295,000    $ (2,518)
                                                             ========    ========

     At December 31, 1997 and 1996, Centura had interest rate floor arrangements ("floors") and interest rate cap arrangements ("caps"). The floors are being used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The caps are being used to protect certain designated floating rate debt securities from the negative effects of an increasing rate environment. Unrealized fair values of the floors and caps are not recorded in the consolidated statements of income because the floors and caps are being treated as a synthetic alteration of the designated assets or liabilities.

     Interest rate cap and floor agreements at December 31 are summarized as follows:



                                                           Estimated
                                    Notional   Carrying   Fair Value
                                     Amount      Value    Gain (Loss)
                                   ---------- ---------- ------------
                                              (thousands)
    December 31, 1997
    Interest rate caps ...........  $ 38,000     $972       $ (465)
    Interest rate floors .........   230,000      907        1,589
    December 31, 1996
    Interest rate caps ...........  $ 26,000     $775       $ (645)
    Interest rate floors .........   180,000      821        2,114

     Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. Futures contract price changes settle on a daily basis whereby Centura either makes or receives a cash payment. Such cash receipt or cash payment is recorded as a component of the change in the value of the securities held in the AFS portfolio. At December 31, 1997 and 1996 Centura had put options on 195 and call options on 2 ten-year Treasury futures contracts, respectively. Each contract represents the notional amount of $100,000 and gives Centura the right but not the obligation to exercise the respective Treasury futures contracts. Cumulatively at December 31, 1997, the carrying value and estimated fair value of the options were $7,000 and $16,000, respectively. At December 31, 1996, the options had a carrying value of $97,000 and an estimated fair value of $75,000.

     The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default ("credit risk"); the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party ("market risk"); and the risk that amounts due to Centura previously reflected in the consolidated balance sheets may not be received as a result of the default. Centura's derivative financial instruments have been entered into with nationally recognized commercial and investment banking firms. As such, Centura does not anticipate non-performance by the counterparties. Additionally, to mitigate credit risks, Centura's derivative contracts are generally governed by master netting agreements and, where appropriate, Centura may obtain collateral in the form of rights to securities. The master netting agreements provide for net settlement of covered contracts with the same counterparty in the event of default by the other party.


     Contingencies

     In December 1997, Centura settled a previously filed suit in connection with a 1993 merger/conversion transaction with no material impact to the consolidated financial position or results of operations of the company.

     Various legal proceedings against Centura and the Bank have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or the Bank.


NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following table presents the carrying values and estimated fair values of Centura's financial instruments at December 31:



                                                               1997                      1996
                                                     ------------------------- -------------------------
                                                       Carrying     Estimated    Carrying     Estimated
                                                         Value     Fair Value      Value     Fair Value
                                                     ------------ ------------ ------------ ------------
                                                                         (thousands)
FINANCIAL ASSETS:
Cash and due from banks, including interest-bearing   $  282,121   $  282,121   $  294,478   $  294,478
Federal funds sold .................................      29,552       29,552       21,413       21,413
Investment securities ..............................   1,828,056    1,831,189    1,577,880    1,578,126
Accrued interest receivable ........................      45,130       45,130       42,729       42,729
Net loans ..........................................   4,522,303    4,587,006    4,050,739    4,176,237
FINANCIAL LIABILITIES:
Deposits ...........................................   5,364,925    5,361,534    4,733,069    4,732,011
Accrued interest payable ...........................      16,259       16,259       15,877       15,877
Borrowed funds .....................................     733,192      733,192      685,291      685,291
Long-term debt .....................................  $  382,129   $  420,943   $  310,802   $  310,724
                                                      ==========   ==========   ==========   ==========

     See Note 16 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 1997 and 1996 and see
Note 6 for information regarding the fair value of Centura's capitalized mortgage servicing rights.


NOTE 18 -- PARENT COMPANY FINANCIAL DATA

     Centura's principal asset is its investment in the Bank; its primary source of income is dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:



                                                                December 31,
                                                           -----------------------
                                                               1997        1996
                                                           ----------- -----------
                                                                 (thousands)
BALANCE SHEETS
Assets:
Cash and deposits in banks ...............................  $190,494    $158,076
Investment securities available for sale (cost of $91,531)    95,253          --
Loans to affiliate .......................................    14,173       5,722
Investment in wholly-owned subsidiary, bank ..............   549,986     491,877
Investment in wholly-owned subsidiary, other .............     3,116          --
Other assets .............................................    40,221      35,774
                                                            --------    --------
Total assets .............................................  $893,243    $691,449
                                                            ========    ========
Liabilities and Shareholder's Equity:
Junior subordinated debentures with affiliate ............  $103,093    $     --
Other liabilities ........................................   251,814     216,214
Shareholders' equity .....................................   538,336     475,235
                                                            --------    --------
Total liabilities and shareholders' equity ...............  $893,243    $691,449
                                                            ========    ========

                                                                                      Years Ended December 31,
                                                                                 ----------------------------------
                                                                                    1997        1996        1995
                                                                                 ---------- ------------ ----------
                                                                                            (thousands)
INCOME STATEMENTS
Income:
 Dividends from subsidiaries ...................................................  $47,490    $  81,251    $18,731
 Other .........................................................................   33,642       21,550     13,456
                                                                                  -------    ---------    -------
Total income ...................................................................   81,132      102,801     32,187
Expenses:
 Interest ......................................................................   15,795        8,473      4,458
 Other .........................................................................   13,707       13,139      9,583
                                                                                  -------    ---------    -------
Total expenses .................................................................   29,502       21,612     14,041
                                                                                  -------    ---------    -------
Income before income tax and equity in undistributed net income of subsidiaries    51,630       81,189     18,146
Income tax expense (benefit) ...................................................      602          (68)       (76)
                                                                                  -------    ---------    -------
Income before equity in undistributed net income of subsidiaries ...............   51,028       81,257     18,222
Equity in undistributed net income of subsidiaries .............................   32,030      (13,106)    46,431
                                                                                  -------    ---------    -------
Net income .....................................................................  $83,058    $  68,151    $64,653
                                                                                  =======    =========    =======

                                                                                        Years Ended December 31,
                                                                                 --------------------------------------
                                                                                     1997         1996         1995
                                                                                 ------------ ------------ ------------
                                                                                              (thousands)
 STATEMENTS OF CASH FLOWS
 Operating activities:
 Net income ....................................................................  $   83,058   $  68,151    $  64,653
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...............................................       1,724         634          276
   (Increase) decrease in equity in undistributed net income of subsidiary .....     (32,030)     13,106      (46,431)
   Other, net ..................................................................      (4,345)     (1,829)       3,098
                                                                                  ----------   ---------    ---------
 Net cash provided by operating activities .....................................      48,407      80,062       21,596
                                                                                  ----------   ---------    ---------
 Investing activities:
   Net increase in investment in subsidiary ....................................      (3,093)         --           --
   Net decrease in receivables from the Bank ...................................          --          --       11,000
   Net increase in loan with affiliate .........................................      (8,451)     (5,722)          --
   Purchases of securities available for sale ..................................    (107,381)         --           --
   Maturities and issuer calls of securities available for sale ................       1,083          --           --
   Other .......................................................................          --     (29,250)          --
   Cash acquired, net of cash paid, in purchase acquisition ....................          --          --        7,739
                                                                                  ----------   ---------    ---------
 Net cash provided (used) by investing activities ..............................    (117,842)    (34,972)      18,739
                                                                                  ----------   ---------    ---------
 Financing activities:
   Net increase in borrowings ..................................................     136,691      74,327       78,374
   Issuance of common stock, net ...............................................       4,274       4,442        3,209
   Redemption of common stock ..................................................     (10,289)    (45,513)     (58,822)
   Cash dividends paid .........................................................     (27,354)    (24,001)     (18,730)
   Other .......................................................................      (1,469)         --           --
                                                                                  ----------   ---------    ---------
 Net cash provided by financing activities .....................................     101,853       9,255        4,031
                                                                                  ----------   ---------    ---------
 Increase in cash ..............................................................      32,418      54,345       44,366
 Cash at beginning of year .....................................................     158,076     103,731       59,365
                                                                                  ----------   ---------    ---------
 Cash at end of year ...........................................................  $  190,494   $ 158,076    $ 103,731
                                                                                  ==========   =========    =========
 Noncash transactions:
   Net equity adjustment of merged entity ......................................  $       --   $     818    $      --
   Stock issued for acquisitions and other stock issuances, net ................       4,045      28,649       76,113
   Unrealized securities gains, net of parent and subsidiary ...................      13,545       1,681       21,274
   Available-for-sale securities contributed to subsidiary as capital ..........      14,763          --           --
   Dividends declared, but not yet paid ........................................       6,981       6,415        5,411
                                                                                  ==========   =========    =========

NOTE 19 -- REGULATORY MATTERS

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank, restrict Bank dividend payments, and establish guidelines for minimum capital levels. The total of the required Federal Reserve Bank reserve balances at December 31, 1997 was $9,337,000. Subject to the regulatory restrictions, the Bank had $58.9 million available from its retained earnings at December 31, 1997 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account which totaled $78,207,000 at December 31, 1997. Management believes that as of December 31, 1997, the Bank and Centura met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would change the capital categories.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets to which Centura and the Bank are subject. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on Centura's consolidated financial statements.

     Regulatory capital amounts and ratios are set forth in the table below. Tier I capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For Centura, Tier I capital also consists of Capital Securities described in Note 10. The remainder of Total Capital is Tier II capital and includes subordinated debt, or other allowed equity equivalents and a limited amount of loan loss reserves. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must meet minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.



                                             Capital Amount               Ratio
                                         ----------------------- -----------------------
                                             1997        1996        1997        1996
                                         ----------- ----------- ----------- -----------
                                               (thousands)
Total Capital (to Risk-Weighted Assets)
Centura ................................  $549,279    $426,025       11.19%      10.02%
Bank ...................................  $496,509    $474,220       10.24%      11.18%
Tier I Capital (to Risk-Weighted Assets)
Centura ................................  $520,178    $402,687       10.60%       9.48%
Bank ...................................  $435,625    $421,146        8.98%       9.93%
Tier I Capital (to Average Assets) .....
Centura ................................  $520,178    $402,687        7.51%       6.56%
Bank ...................................  $435,625    $421,146        6.46%       6.91%



                                                              To Be Well Capitalized
                                             For Capital      Under Prompt Corrective
                                          Adequacy Purposes      Action Provisions
                                         ------------------- ------------------------
                                                Ratio                  Ratio
                                         ------------------- ------------------------
Total Capital (to Risk-Weighted Assets)
Centura ................................        >=8.00%                 NA
Bank ...................................        >=8.00%              >=10.00%
Tier I Capital (to Risk-Weighted Assets)
Centura ................................        >=4.00%                 NA
Bank ...................................        >=4.00%               >=6.00%
Tier I Capital (to Average Assets) .....
Centura ................................        >=4.00%                 NA
Bank ...................................        >=4.00%               >=5.00%

                            DESCRIPTION OF EXHIBITS

Restated Articles of Incorporation of Centura Banks, Inc.

Bylaws of Centura Banks, Inc., as amended

Excerpts from Centura's Articles of Incorporation and Bylaws relating to the rights of holders of Centura capital stock

Specimen certificate of Centura common stock

Amended and Restated Trust Agreement between Centura Banks, Inc., as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Delaware Trustee, and the Administrative Trustees named therein relating to $100,000,000 Centura Capital Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")

Guarantee Agreement between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company, as Guarantee Trustee, relating to the Capital Securities

Junior Subordinated Indenture between Centura Banks, Inc. and State Street Bank and Trust Company, as Trustee relating to $103,093,000 8.845% Junior Subordinated Deferred Interest Debentures of the Corporation

Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 16, 1997

Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and restated effective February 15, 1995

Agreement, dated December 1996, by and between Centura Banks, Inc. and J. Richard Futrell, Jr.

Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan

First Charlotte Financial Corporation 1984 Incentive Stock Option Plan (including 1988 amendments), as assumed by Centura Banks, Inc.

Stock Grant Agreement Pursuant to Article X of Centura Banks, Inc. Omnibus Equity Compensation Plan, dated November 20, 1996, between Centura Banks, Inc. and Robert R. Mauldin

Centura Banks, Inc. Directors' Retirement Pay Plan as assumed by Centura Banks, Inc.

The Planters Corporation Deferred Compensation Plan, as assumed by Centura Banks, Inc.

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

Centura Banks, Inc. Split-Dollar Life Insurance Plan as assumed by Centura Banks, Inc.

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

1995 Outside Directors Stock Option Plan of First Commercial Holding Corporation, as assumed by Centura Banks, Inc.

First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura Banks,
Inc.

Amended and Restated FirstSouth Bank Stock Option Plan for Key Employees, as assumed by Centura Banks, Inc.

FirstSouth Bank 1988 Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura Banks, Inc.

First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

Executive Employment Agreement, dated November 1, 1996, between Dean E. Painter, Jr. and CLG, Inc.

Executive Employment Agreement, dated November 3, 1997, between Thomas A. Betts, Jr. and Centura Insurance Services, Inc.

Subsidiaries of Centura Banks, Inc.

Consent of KPMG Peat Marwick LLP

Financial Data Schedule included in the electronically filed document as required

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN J. GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centura Banks, Inc. has duly caused this report to be signed on the 18th day of February, 1998, on its behalf by the undersigned, thereunto duly authorized.

CENTURA BANKS, INC.

/s/ Cecil W. Sewell, Jr.                    /s/ Steven J.  Goldstein
    Cecil W. Sewell, Jr.                        Steven J. Goldstein
Chairman of the Board,                          Chief Financial Officer
Chief Executive Officer,
   and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of Centura Banks, Inc. and in the capacities indicated on the 18th day of February, 1998.

/s/ Cecil W. Sewell, Jr.                        Chairman of the Board, Chief
    Cecil W. Sewell, Jr.                        Executive Officer and President

/s/ Richard H. Barnhardt                        Director
    Richard H. Barnhardt

/s/                                             Director
     C. Wood Beasley

/s/ Thomas A. Betts, Jr.                        Director
    Thomas A. Betts, Jr.

/s/ H. Tate Bowers                              Director
    H. Tate Bowers

/s/ Ernest L. Evans                             Director
    Ernest L. Evans

/s/ J. Richard Futrell, Jr.                     Director
    J. Richard Futrell, Jr.

/s/                                             Director
    John H. High

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

/s/ Robert L. Hubbard                           Director
    Robert L. Hubbard

/s/ William H. Kincheloe                        Director
    William H. Kincheloe

/s/ Charles T. Lane                             Director
    Charles T. Lane

/s/ Robert R. Mauldin                           Director
    Robert R. Mauldin

/s/ Joseph H. Nelson                            Director
    Joseph H. Nelson

/s/                                             Director
    Dean E. Painter, Jr.

/s/ O. Tracy Parks, III                         Director
    O. Tracy Parks, III

/s/ Frank L. Pattillo                           Director, Vice Chairman,
    Frank L. Pattillo                           Administration

/s/ William H. Redding, Jr.                     Director
    William H. Redding, Jr.

/s/ Charles M. Reeves, III                      Director
    Charles M. Reeves, III

/s/ George T. Stronach, III                     Director
    George T. Stronach, III

/s/ A. P. Thorpe, III                           Director
    A. P. Thorpe, III

/s/ Joseph L. Wallace, Jr.                      Director
    Joseph L. Wallace, Jr.

/s/ William H. Wilkerson                        Director, Vice Chairman,
    William H. Wilkerson                        Credit Risk Management

/s/ Charles P. Wilkins                          Director
    Charles P. Wilkins

                               CENTURA BANKS, INC.

                                  EXHIBIT LIST


Exhibit                       Description of Exhibit                  Sequential
  No.                                                                  Page No.
--------------------------------------------------------------------------------
3.1     Restated Articles of Incorporation of Centura Banks, Inc.           *(2)

3.2     Bylaws of Centura Banks, Inc., as amended                          *(13)

4.1     Excerpts from Centura's Articles of Incorporation and Bylaws        *(1)
        relating to the rights of holders of Centura capital stock

4.2     Specimen certificate of Centura common stock                        *(2)

4.3 Amended and Restated Trust Agreement between Centura Banks, Inc., as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Delaware Trustee, and the Administrative Trustees named therein relating to $100,000,000 Centura Capital Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")

4.4 Guarantee Agreement between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company, as Guarantee Trustee, relating to the Capital Securities

4.5 Junior Subordinated Indenture between Centura Banks, Inc. and State Street Bank and Trust Company, as Trustee relating to $103,093,000 8.845% Junior Subordinated Deferred Interest
        Debentures of the Corporation

10.1 Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 16, 1997

10.2    Centura Banks, Inc. Directors' Deferred Compensation Plan, as      *(15)
        amended and restated effective February 15, 1995

10.3    Agreement, dated December 1996, by and between Centura Banks,      *(19)
        Inc. and J. Richard Futrell, Jr.

10.4    Centura Banks, Inc. Omnibus Supplemental Executive Retirement      *(13)
        Plan

10.5    First Charlotte Financial Corporation 1984 Incentive Stock       *4.2(9)
        Option Plan (including 1988 amendments), as assumed by Centura
        Banks, Inc.

10.6    Stock Grant Agreement Pursuant to Article X of Centura Banks,      *(19)
        Inc. Omnibus Equity Compensation Plan, dated November 20,
        1996, between Centura Banks, Inc. and Robert R. Mauldin

10.7    Centura Banks, Inc. Directors' Retirement Pay Plan (previously      *(4)
        referred to as Directors Retirement Pay Plan of the Board of Directors of Planters), as assumed by Centura Banks, Inc.

10.8    The Planters Corporation Deferred Compensation Plan, as             *(5)
        assumed by Centura Banks, Inc.

10.9    Supplemental Executive Retirement Agreement dated May 14,          *(19)
        1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

10.10   Supplemental Executive Retirement Agreement as amended dated       *(19)
        October 23, 1996, between Centura Banks, Inc. and Cecil W.
        Sewell, Jr.

10.11   The Planters Corporation 1986 Incentive Stock Option Plan, as      *(7)
        assumed by Centura Banks, Inc.

10.12   The Planters Corporation 1988 Incentive Stock Option Plan, as       *(6)
        assumed by Centura Banks, Inc.

10.13   The Planters Corporation Non-qualified Stock Option Plan, as        *(4)
        assumed by Centura Banks, Inc.

10.14   Centura Banks, Inc. Split-Dollar Life Insurance Plan                *(5)
        (previously referred to as Split-Dollar Life Insurance Plan of
        The Planters Corporation), as assumed by Centura Banks, Inc.

10.15 Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, *4.2(12) as amended and restated effective October 3, 1994

10.16   Supplemental Executive Retirement Agreement dated May 14,          *(19)
        1996, between Centura Banks, Inc. and William H. Wilkerson

10.17   Peoples Bancorporation 1987 Stock Option Plan, as assumed by        *(8)
        Centura Banks, Inc.

10.18   Orange Federal Savings and Loan Association Nonstatutory Stock   *4.3(3)
        Option Plan for Directors, as assumed by Centura Banks, Inc.

10.19   Supplemental Executive Retirement Agreement, as amended dated      *(19)
        October 23, 1996, between Centura Banks, Inc. and William H.
        Wilkerson

10.20   Executive Employment Agreement, dated November 15, 1995,           *(10)
        between Robert R. Mauldin and Centura Banks, Inc.

10.21   Centura Banks, Inc. Omnibus Equity Compensation Plan               *(10)
        Nonqualified Stock Option Award Agreement, dated November 15,
        1995, between Centura Banks, Inc. and Robert R. Mauldin

10.22   Supplemental Executive Retirement Agreement dated May 13, 1996     *(19)
        between Centura Banks, Inc. and Frank L. Pattillo

10.23   Amendment Agreement, dated November 15, 1995, between Centura      *(10)
        Banks, Inc. and Robert R. Mauldin

10.24   Supplemental Executive Retirement Agreement as amended, dated      *(19)
        October 23, 1996 between Centura Banks, Inc. and Frank L.
        Pattillo

10.25   Agreement of Assumption of Retirement Payment Agreement, dated     *(10)
        as of June 2, 1995, by and between Centura Banks, Inc., First
        Southern Savings Bank, Inc. SSB, and William H. Redding, Jr.

10.26   Agreement of Assumption of Agreement for Deferred Fees, dated      *(10)
        as of June 2, 1995, by and between Centura Banks, Inc., First
        Southern Bancorp, Inc., and William H. Redding, Jr.

10.27   1995 Outside Directors Stock Option Plan of First Commercial       *(17)
        Holding Corporation, as assumed by Centura Banks, Inc.

10.28 First Community Bank Omnibus Stock Plan of 1994, as assumed by *4.3(16) Centura Banks, Inc.

10.29 Amended and Restated FirstSouth Bank Stock Option Plan for Key *4.2(18) Employees, as assumed by Centura Banks, Inc.

10.30   FirstSouth Bank 1988 Stock Option Plan for Directors, as        *4.3(18)
        assumed by Centura Banks, Inc.

10.31   First Southern Bancorp, Inc. Employee Stock Option Plan, as     *4.2(11)
        assumed by Centura Banks, Inc.

10.32   First Southern Bancorp, Inc. Nonqualified Stock Option Plan     *4.2(11)
        for Directors, as assumed by Centura Banks, Inc.

10.33 Executive Employment Agreement, dated November 1, 1996, between Dean E. Painter, Jr. and CLG, Inc.

10.34 Executive Employment Agreement, dated November 3, 1997, between Thomas A. Betts, Jr. and Centura Insurance Services, Inc.

21      Subsidiaries of Centura Banks, Inc.

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

(19) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.