Form 10-Q
period 1998-03-31
CENTURA BANKS INC
filed 1998-05-15
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly    Report   Pursuant to Section 13 or 15(d) of the Securities
                            and Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of  the  Securities
                            and Exchange Act of 1934
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

                                     (252) 454-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                                 26,572,853
--------------------------------------------------------------------------------
(Class of Stock)                    (Shares outstanding as of  April 30, 1998)

Exhibit Index on sequential page number 33.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX
                                                                    Page
Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       March 31, 1998 and 1997, and December 31, 1997                      4

       Consolidated Statements of Income -
       Three months ended March 31, 1998 and 1997                          5

       Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 1998                                   6

       Consolidated Statements of Cash Flows -
       Three months ended March 31, 1998 and 1997                          7

       Notes to Consolidated Financial Statements                        8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     10-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       24

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                25
Item 2.  Changes in Securities and Use of Proceeds                        25
Item 3.  Defaults upon Senior Securities                                  25
Item 4.  Submission of Matters to a Vote of Securities Holders            25
Item 5.  Other Information                                                25
Item 6.  Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                26

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                                            March 31               December 31,
                                                                  ---------------------------   ---------------------
(In thousands, except share data)                                   1998               1997            1997
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $     259,237     $      215,564        $    268,248
Due from banks, interest-bearing                                   20,295             11,058              13,873
Federal funds sold                                                  3,517             10,750              29,552
Investment securities:
  Available for sale (cost of $1,770,947, $1,420,540
     and $1,623,330, respectively)                              1,784,940          1,418,066           1,639,500
  Held to maturity (fair value of  $182,614,
     $244,906 and $191,689, respectively)                         179,422            245,361             188,556
Loans                                                           4,849,441          4,140,583           4,586,582
  Less allowance for loan losses                                   66,828             58,762              64,279
---------------------------------------------------------------------------------------------------------------------
    Net loans                                                   4,782,613          4,081,821           4,522,303
Bank premises and equipment                                       116,439            113,552             115,464
Other assets                                                      370,640            280,541             347,934
---------------------------------------------------------------------------------------------------------------------
Total assets                                                $   7,517,103     $    6,376,713        $  7,125,430
=====================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                               $     871,249     $      711,467        $    816,475
  Interest-bearing                                              4,140,335          3,696,385           4,076,372
  Time deposits over $100                                         486,132            340,393             472,078
----------------------------------------------------------------------------------------------------------------------
    Total deposits                                              5,497,716          4,748,245           5,364,925
Borrowed funds                                                    935,504            745,763             733,192
Long-term debt                                                    396,185            308,519             382,129
Other liabilities                                                 113,474             82,819             106,848
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                               6,942,879          5,885,346           6,587,094

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                           -                    -                   -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of  26,559,747,  25,752,174
    and 25,862,375, respectively                                  195,392            189,276             187,435
Common stock acquired by ESOP                                        (215)              (359)               (251)
Unrealized securities gains (losses), net                           8,709             (1,649)              9,970
Retained earnings                                                 370,338            304,099             341,182
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        574,224            491,367             538,336
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                   $  7,517,103     $    6,376,713        $  7,125,430
======================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                     Three Months Ended
                                                            March 31,
                                               ------------------------------
(Dollars in thousands, except share and per share data)  1998          1997
-----------------------------------------------------------------------------
INTEREST INCOME
Loans                                           $      107,318 $      95,226
Investment securities:
  Taxable                                               28,448        23,515
  Tax-exempt                                               585           657
Short-term investments                                     370           445
--------------------------------------------------------------------------------
Total interest income                                  136,721       119,843

INTEREST EXPENSE
Deposits                                                49,070        43,185
Borrowed funds                                          10,514         7,983
Long-term debt                                           6,515         4,790
--------------------------------------------------------------------------------
Total interest expense                                  66,099        55,958
--------------------------------------------------------------------------------

NET INTEREST INCOME                                     70,622        63,885
Provision for loan losses                                3,393         2,894
--------------------------------------------------------------------------------
Net interest income after provision for loan losses     67,229        60,991

NONINTEREST INCOME
Service charges on deposit accounts                     10,586         9,212
Credit card and related fees                             1,832         1,294
Other service charges, commissions and fees              7,582         4,943
Fees for trust services                                  2,100         1,950
Mortgage income                                          3,217         2,673
Other noninterest income                                 5,964         4,089
Securities gains (losses), net                             302           (94)
--------------------------------------------------------------------------------
Total noninterest income                                31,583        24,067

NONINTEREST EXPENSE
Personnel                                               31,234        27,757
Occupancy                                                3,822         3,338
Equipment                                                5,228         5,165
Foreclosed real estate losses and related
   operating expense                                       428           324
Other operating expenses                                24,000        20,531
--------------------------------------------------------------------------------
Total noninterest expense                               64,712        57,115
--------------------------------------------------------------------------------
Income before income taxes                              34,100        27,943
Income taxes                                            11,623        10,069
--------------------------------------------------------------------------------
NET INCOME                                      $       22,477 $      17,874
================================================================================


NET INCOME PER COMMON SHARE
Basic                                           $         0.87          0.69
Diluted                                                   0.85          0.68
===============================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                               25,982,304    25,728,556
Diluted                                             26,522,065    26,240,592
================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Centura Banks, Inc. and Subsidiaries
Three months ended March 31, 1998

                                                                              Common     Unrealized
                                                                               Stock     Securities                 Total
                                                           Common Stock       Acquired    Gains(Losses) Retained  Shareholders'
                                                     Shares       Amount      by ESOP         Net       Earnings    Equity
                                                  -----------   ----------   ---------   ------------   ----------  ----------
(Dollars in thousands)
Balance, December 31, 1997                          25,862,375  $  187,435   $    (251)  $  9,970      $  341,182   $  538,336
Net income                                                -            -          -          -             22,477       22,477
Common stock issued:
    Stock option plans and stock awards                 71,388       1,601        -          -               -           1,601
    Acquisitions                                       625,984       6,179                                  6,713       12,892
Change in unrealized securities gains(losses)- net         -           -          -        (1,261)           -          (1,261)
Other                                                      -           177          36       -               -             213
Cash dividends                                             -           -          -          -                (34)         (34)
                                                    -----------   ----------   --------  ----------     ----------  -----------
Balance, March 31, 1998                             26,559,747  $  195,392   $    (215)   $  8,709      $  370,338  $   574,224
                                                    ===========   ==========   ========  ==========     ==========  ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                          Three Months Ended
                                                                                              March 31
(Dollars in thousands)                                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $    22,477  $   17,874
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                3,393       2,894
     Depreciation on assets under operating leases                                            2,494       1,918
     Depreciation and amortization, excluding depreciation on assets under operating lease    8,744       7,540
     Decrease in deferred income taxes                                                        4,289       2,389
     Loan fees deferred, net                                                                    328        (235)
     Bond premium amortization and discount accretion, net                                      129         663
     (Gains)/losses on sales of investment securities                                          (302)         94
     Gain on sales of equipment under lease                                                    (470)     (1,457)
     Proceeds from sales of mortgage loans held for sale                                    126,120      93,508
     Originations, net of principal repayments, of mortgage loans held for sale            (159,535)    (80,010)
     (Increase) decrease in accrued interest receivable                                        (295)      1,167
     (Increase) decrease in accrued interest payable                                          4,264        (641)
     Net increase in other assets and other liabilities                                     (22,278)       (889)
                                                                                          ----------   ---------
        Net cash (used) provided by operating activities                                    (10,642)     44,815
                                                                                          ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (139,900)    (48,722)
Purchases of:
     Securities available for sale                                                         (251,188)   (273,919)
     Securities held to maturity                                                                -       (32,006)
     Premises and equipment                                                                  (2,764)     (3,909)
     Other                                                                                        -     (50,000)
Proceeds from:
     Sales of securities available for sale                                                  17,158     125,863
     Maturities and issuer calls of securities available for sale                           115,505      45,758
     Maturities and issuer calls of securities held to maturity                               9,134      42,901
     Sales of foreclosed real estate                                                            973       1,011
     Dispositions of premises and equipment                                                     160         192
     Dispositions of equipment used in leasing activities                                     1,843       1,708
Cash acquired, net of cash paid, in mergers and acquisitions                                 15,447         -
                                                                                          ----------   ---------
     Net cash used by investing activities                                                 (233,632)   (191,123)
                                                                                          ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                       8,232     15,176
Net increase in borrowed funds                                                               202,115     60,472
Proceeds from issuance of long-term debt                                                      91,381      9,682
Repayment of long-term debt                                                                  (79,151)   (11,965)
Cash dividends paid                                                                           (7,015)    (6,436)
Proceeds from issuance of common stock, net                                                      665        860
Other                                                                                           (577)       -
                                                                                          ----------   ---------
     Net cash provided by financing activities                                               215,650     67,789
                                                                                          ----------   ---------

Decrease in cash and cash equivalents                                                        (28,624)   (78,519)

Cash and cash equivalents at January 1                                                       311,673    315,891
                                                                                           ----------   ---------
Cash and cash equivalents at March 31                                                    $   283,049 $  237,372
                                                                                           ==========   =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
Cash paid during the three
months for:
     Interest                                                                            $    61,835 $   56,599
     Income taxes                                                                                563        556
Noncash transactions:
     Net equity adjustment of merged entity                                                    9,636          -
     Stock issued in purchase acquisitions and other stock issuances, net                      3,279          -
     Change in unrealized securities gains (losses), net                                      (2,177)    (5,099)
     Other                                                                                       971        217
     Loans transferred to foreclosed property                                                    595      1,483
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

The information contained in the footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Mergers and Acquisitions

Acquisition activity through March 31, 1998 and for 1997 is summarized below. Data for the completed transactions is as of the date of acquisition.

                     Institution                        Acquisition   Banking  Assets   Loans   Deposits Shares
                                                           Date       Offices                            Issued
Completed Acquisitions
(dollars in millions)

1998

Moore and Johnson, Inc.  ("Moore and Johnson") (2)        1/30/98      ----      $3      ----    ----      48,950

Pee Dee Bankshares, Inc. ("Pee Dee") (1)                  3/27/98        6      $138     $93     $125     577,034


1997
Deposit assumption from Branch Banking and Trust          8/15/97       13      $313     $171    $313       ----
   Company   and United Carolina Bank  ("BB&T") (2)
Betts & Company  ("Betts") (2)                            11/3/97      ----      $1      ----    ----      44,443

Deposit assumption from NationsBank, N.A.                11/13/97        5       $88     $52      $86       ----
("NationsBank") (2)
Deposit assumption from First Union National Bank         12/5/97       ---      $16     ---      $16       ---
("First Union") (2)

(1) Acquisition accounted for as a pooling-of-interests
(2) Acquisition accounted for as a purchase


On January 30, 1998, Centura completed its acquisition of Moore and Johnson located in Raleigh, North Carolina. The acquisition was accounted for as a purchase with Centura recording $3.0 million of goodwill. Moore and Johnson offers a full range of insurance products and will continue to operate through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank.

On March 27, 1998, Centura completed its acquisition of Pee Dee Bankshares, Inc. and its wholly-owned subsidiary, Pee Dee State Bank (collectively, Pee Dee) headquartered in Timmonsville, South Carolina. Pee Dee represents Centura's entrance into the South Carolina banking market. Under the terms of the agreement, the shareholders of Pee Dee received 577,034 shares of Centura common stock for the issued and outstanding common shares of Pee Dee. Although the transaction was accounted for as a pooling-of-interests, the merger was not material and, accordingly, prior period financial statements have not been restated.

During 1997, Centura completed three deposit assumption acquisitions. In aggregate, the acquisitions added approximately $415 million in deposits and $223 million in loans in the second half of 1997. All locations acquired were located in North Carolina. The combined purchase price exceeded the combined fair value of the net assets acquired and accordingly, goodwill of approximately $43.2 million was recorded. The unamortized balance of this goodwill is included in other assets. In addition, Centura purchased Betts, an independent insurance agency based in Rocky Mount, North Carolina. Betts offers all forms of property and liability insurance, as well as medical malpractice and surety insurance. Betts merged into and continues to offer its services through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank. Additional goodwill of $2.6 million was recorded in connection with the Betts acquisition.

For the acquisitions accounted for under the purchase method of accounting, the financial position and results of operations relative to each transaction are included in the consolidated financial statements since date of consummation.


Note 3:  Reclassifications

Certain items in the March 31, 1997 consolidated  financial statements have been
reclassified   to  conform   with  the  March  31,   1998   presentation.   Such
reclassifications had no impact on net income or shareholders' equity.


Note 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

On January 1, 1998, Centura adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassed to reflect the application of this statement.

For the three months ended March 31, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $21.2 million and $14.7 million, respectively.

For the year ended December 31, 1997, Centura adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128"). The standard provides guidance for computing and presenting earnings per share. In accordance with this statement, primary net income per common share is replaced with basic income per common share which is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options. The difference between the weighted average shares outstanding used in the basic net income per share computation and the weighted average shares outstanding used in the diluted net income per share calculation is attributable to shares which arise from the assumed exercise of dilutive stock options.
Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1998

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina, Virginia and South Carolina. Through Centura Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels as evidenced by the Centura Highway telephone banking center, supermarket locations, and home banking through Quicken, QuickBooks, and Microsoft Money.

Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. See Note 2 of the notes to consolidated financial statements for detail on the acquisitions. Centura continually evaluates acquisition opportunities and will continue seeking to acquire healthy thrift and banking institutions as well as other financial services providers allowed under current regulatory guidelines.


SUMMARY

Centura recorded net income of $22.5 million for the first quarter of 1998, up $4.6 million or 25.8 percent over the same period in 1997. Earnings per diluted share were $0.85 as of March 31, 1998 compared to $0.68 for the same period for the prior year. Key factors responsible for these results were as follows:

      Taxable equivalent net interest income increased $6.8 million to $72.4 million for the first three months of 1998 compared to $65.6 million for the same period in 1997. This increase was primarily attributable to higher levels of earning assets.

      Excluding acquisition activity, average loans increased 8.0 percent to $4.4 billion for the three months ended March 31, 1998 compared to $4.1 billion for the same period of 1997. Average deposits, excluding acquisitions, were up approximately 5.4 percent compared with the same three month period ending March 31, 1997. Including acquisitions, average loans and average deposits increased 13.5 percent and 14.4 percent, respectively, over the prior year comparable period.

      Noninterest income, before securities transactions, increased $7.1 million to $31.3 million or 29.5 percent over the $24.2 million recorded for the same period of 1997. Deposit fees represented 33.5 percent of noninterest income and contributed $1.4 million to the increase over the prior year period. Additionally, the recent insurance acquisitions added approximately $1.1 million of insurance commissions. The efficiency ratio of 62.22 percent at March 31, 1998 improved 149 basis points from the 63.71 percent recorded for the three months ended March 31, 1997.

      Nonperforming assets of $33.2 million at March 31, 1998 increased $6.4 million from March 31, 1997, but represented only 0.44 percent and 0.42 percent of total assets, respectively. The majority of this increase was in loans secured by real estate and other commercial loans.

      The allowance for loan losses was $66.8 million, representing 1.38 percent of total loans at March 31, 1998, compared to $58.8 million and 1.42 percent at March 31, 1997. Gross charge-off were $3.8 million, up from $3.6 million for the prior year period. Recoveries were relatively flat totaling $932,000 and $770,000, respectively, as of March 31, 1998 and 1997. The provision for loan losses was $3.4 million for the three months ending March 31, 1998 versus $2.9 million for the same period of 1997.


INTEREST-EARNING ASSETS

Average interest-earning assets for the three months ended March 31, 1998 climbed to $6.5 billion, an increase of $845.3 million or 14.8 percent over the average of $5.7 billion for the same period in 1997. Growth in the loan and investment securities portfolios contributed $552.7 million and $294.3 million, respectively, while short-term investments declined $1.7 million. At March 31, 1998, earning assets were $6.8 billion, representing a $1.0 billion or 17.4 percent increase over the level at March 31, 1997. For additional information on average interest-earning assets, refer to Table 3, "Net Interest Income Analysis," and Table 8, "Net Interest Income and Volume/Rate Analysis."

Loans
Loans and leases (collectively referred to as "loans") averaged $4.7 billion for the first three months of 1998, increasing $552.7 million or 13.5 percent over the average loan volume of $4.1 billion for the comparable prior year period. Loans of approximately $223 million were acquired in connection with the 1997 acquisitions. Excluding these loans, average loan growth was approximately 8.0 percent. Due to the timing of the transaction, Pee Dee did not have a material impact on first quarter 1998 loan averages.

Commercial loans, the largest segment of the loan portfolio, increased $326.6 million, on average, between the two three-month periods. Consumer loans (equity lines, residential mortgages, installment loans, and other credit line loans) increased, on average, $194.1 million or 14.2 percent over the prior year period. Much of this growth was attributed to the acquisitions as well as a fourth quarter 1997 consumer loan campaign which carried over into the first quarter of 1998. Moderate to slow loan growth throughout much of 1997 impacted the ratio of average loans to average earning assets which declined to 71.3 percent from 72.1 percent for the first quarter of 1997.

Loans at March 31, 1998 were $4.8  billion,  an increase of $708.9  million,  or
17.1 percent, compared to $4.1 billion at March 31, 1997. Excluding the late 1997 acquisitions and the 1998 Pee Dee transaction, growth between the periods was 9.5 percent. Table 1 summarizes total loans outstanding and the mix of loans being held. Each loan category demonstrated growth between the periods. The commercial portfolio represented 50.7 percent and 50.6 percent at March 31, 1998 and 1997, respectively. Of these commercial loans, over 90 percent are secured.

Credit is extended by Centura Bank almost exclusively to customers in its market areas of North Carolina, the Hampton Roads area of Virginia, and now South Carolina. Although not a significant part of Centura's lending activities, foreign credit is extended on a case by case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. Management discourages loans to high technology start-up companies, to highly speculative real estate development projects, and to participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral and borrower.

Loans generated $107.4 million of taxable equivalent interest income for the first quarter 1998 compared to $95.3 million for the same period last year. Given that the average loan yield declined 6 basis points to 9.26 percent, the increase in the average loan volume accounted for the majority of the $12.1 million improvement in loan related interest income. Since over 50 percent of the loan portfolio is affected by changes in the prime rate and other indices, loan interest income is impacted by changes in the rate environment. See Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," for further detail.

Investment Securities
Investment securities, the second largest component of earning assets, were higher by $300.9 million or 18.1 percent at March 31, 1998 as compared to the same period last year. On average, the investment portfolio grew $294.3 million to $1.8 billion for the first three months of 1998 from March 31, 1997. Average investments represented 28.3 percent of average earnings assets as compared to
27.3 percent for the prior year period, primarily due to the fact that deposit growth out-paced loan growth.

The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities so as to minimize any credit risk in the investment portfolio. Accordingly, at March 31, 1998, approximately 97 percent of the total investment portfolio consisted of obligations of the U.S. Government and its agencies and other investment grade fixed income securities.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. Centura intends and has the ability to hold its HTM portfolio until maturity. The HTM investments declined $65.9 million compared to the same prior year period to $179.4 million at March 31, 1998. The decrease was primarily due to the scheduled maturities within the portfolio. HTM investments represented 9.1 percent of the total investment securities as of March 31, 1998 compared to 14.8 percent as of March 31, 1997. At March 31, 1998, the fair value of the HTM portfolio was $182.6 million, representing $3.2 million more than amortized cost.

The AFS portfolio, which comprises the remainder and majority of the investments securities portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. At March 31, 1998, AFS investments were $1.8 billion, up $366.9 million compared with $1.4 billion at March 31, 1997. The recorded fair value of the AFS portfolio exceeded the amortized cost by $14.0 million at March 31, 1998, which amount has been recorded, net of tax, as a separate component of shareholders' equity. At March 31, 1997, the fair value of the AFS portfolio was $2.5 million less than its amortized cost resulting in a $1.6 million decrease, after tax, to shareholders' equity. Net realized gains of $302,000 were generated during the first three months of 1998 from sales and issuer call activity compared to net losses of $94,000 during the comparable 1997 period.

Investment securities contributed $30.7 million in taxable equivalent interest income for the three-month period ending March 31, 1998, an increase of $4.9 million over the $25.8 million earned in the comparable period of 1997. A 6 basis point improvement in the investment yield to 6.71 percent accounted for $287,000 of the increase between the two periods while the average volume increase provided an additional $4.7 million of taxable equivalent interest income.


FUNDING SOURCES

Total funding sources averaged $6.5 billion for the three month period ended March 31,1998, a $892.4 million or 15.9 percent increase from the average volume of $5.6 billion in the comparable 1997 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis", and Table 8, "Net Interest Income and Volume/Rate Analysis".

Deposits
For the first three months of 1998, average deposits increased $670.8 million to $5.3 billion, or 14.4 percent over the comparable 1997 period, with approximately $415 million attributable to late 1997 acquisition activity. Excluding these acquisition transactions, total average deposits increased 5.4 percent over first quarter 1997. Total average deposits were not materially impacted by the Pee Dee acquisition due to the transaction timing.

Centura's deposit mix trends continued to demonstrate a shift from passbook savings and certificates of deposits to market sensitive money market accounts. On average, money market accounts represented 17.9 percent of the average deposit mix for the quarter ended March 31, 1998 compared to only 15.0 percent at March 31, 1997. This growth represented a $263.2 million increase over the $692.9 million average for the first quarter of 1997. Time deposits increased, on average, $200.4 million to $2.6 billion for March 31, 1998 compared to $2.4 billion for March 31, 1997. However, time deposits represented 48.4 percent of total average deposits for the three month period ended March 31, 1998 compared to 51.0 percent at March 31, 1997. Of the deposits assumed through the 1997 transactions and the Pee Dee merger, approximately $287 million were time accounts. Transaction accounts (interest checking and non-interest bearing demand deposits) on average increased 15.7 percent while holding steady at approximately 28.2 percent of average total deposits. For additional information on deposits, see Table 2, "Average Deposit Mix for the Three Months Ended."

The deposit  base at March 31, 1998 of $5.5  billion was up $749.5  million,  or
15.8 percent, from the $4.7 billion level held at March 31, 1997. Excluding the 1997 acquisitions and Pee Dee merger, period-end deposit growth was approximately 4.4 percent over the level at March 31, 1997.

Interest expense on deposits increased $5.9 million to $49.1 million for the three months ending March 31, 1998 versus $43.2 million for the comparable period of 1997. The average rate paid for deposits decreased 1 basis point as shown in Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis". The cost of money market accounts increased 30 basis points over the prior year three-month period with all other deposit rates declining. Despite the increase in the money market rate and the continued shift in dollars to this product, the overall average rate paid for deposits remained relatively flat compared to March 31, 1997, decreasing 1 basis point to 4.37 percent. As detailed further in Table 8, the majority of the $5.9 million increase in deposit interest expense was due to increased volume rather than rate.

Other Funding Sources
The use of both short-term and long-term debt has been in line with asset/liability strategies. Consequently, short-term borrowed funds averaged $796.0 million, compared to the $647.0 million average volume for the period ending March 31, 1997. Interest expense on short-term borrowings increased by a net $2.5 million, primarily due to higher volume. The average rate paid for these funds increased 28 basis points to 5.28 percent. The average amount of long-term debt, consisting predominantly of FHLB advances and Capital Securities, increased $72.6 million to $381.7 million for the first three months of 1998 compared to $309.1 million for the comparable prior year three months. With the issuance of the 8.845 percent Capital Securities in June of 1997, rates paid for long-term funding increased to 6.83 percent, 55 basis points over the prior year period.


NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income as of March 31, 1998 was $70.6 million, up $6.7 million from $63.9 million as of March 31, 1997. Taxable equivalent net interest income for the three months of 1998 increased by $6.8 million, or 10.4 percent, to $72.4 million from $65.6 million in the comparable period of 1997. As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", the distribution of balance sheet growth contributed $8.4 million to taxable equivalent net interest income with the rate environment impacting taxable equivalent net interest income unfavorably by $1.5 million.

The net interest margin declined 15 basis points between the two three month periods to 4.43 percent. The interest rate spread, the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities, also decreased 13 basis points to 3.86 percent as of March 31, 1998. The margin was negatively impacted by the continued growth in Centura's investment securities portfolio which typically carry lower yields than loans. Although moderate, the 8 basis point increase in funding costs and the 5 basis point decline in the average asset yield also compressed the margin.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $3.4 million for the three months ending March 31, 1998, up $499,000 compared to $2.9 million for the same period last year. Net charge-offs totaled $2.9 million for the first three months of 1998 while net charge-off activity for the same period in 1997 resulted in $2.8 million of net charge-offs. Segmented based on regulatory definitions, net losses between the two three-month periods were generally higher for all loan categories, except loans secured by real estate and agriculture loans. Net charge-offs as a percent of average loans and leases, on an annualized basis were 0.25 percent for March 31, 1998 compared to 0.28 percent for March 31, 1997. Recoveries remained relatively flat at $932,000 as of March 31, 1998 compared to $770,000 for the same period in 1997.

The allowance for loan losses was $66.8 million at March 31, 1998,  representing
1.38 percent of loans outstanding, compared to $58.8 million, or 1.42 percent of loans outstanding at March 31, 1997, and compared to $64.3 million or 1.40 percent of loans outstanding at December 31, 1997. After taking into consideration the growth of the loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. For additional information with respect to the activity in the allowance for loan losses, see Table 4 entitled "Analysis of Allowance for Loan Losses." At March 31, 1998, the allowance for loan losses was 2.26 times nonperforming loans, down from 2.58 times at March 31, 1997 and 2.71 times at December 31, 1997.

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased $6.4 million to $33.2 million at March 31, 1998 and represented 0.44 percent of total assets at the end of the period. Nonperforming assets were $26.8 million at March 31, 1997, or 0.42 percent of total assets. At December 31, 1997, nonperforming assets were $27.9 million or 0.39 percent of total assets. Real estate nonperforming loans increased by $4.8 million to $18.4 million at March 31, 1998 primarily due to the addition of several commercial credits and represented 0.61 percent of outstanding real estate loans. The remaining increase in nonperforming assets was principally in the commercial/industrial loan category which increased $2.0 million compared to the same 1997 period, primarily the result of one commercial credit which was classified as nonperforming in the first quarter of 1998. Foreclosed properties were $3.6 million, down $372,000 from March 31, 1997, and down $526,000 from December 31, 1997.

Accruing loans past due ninety or more days were $11.5 million, $11.0 million and $7.0 million at March 31, 1998, March 31, 1997 and December 31, 1997, respectively, which represented 0.24 percent, 0.27 percent and 0.15 percent of outstanding loans, respectively.

While the loan portfolio is evaluated by sector and credit quality analysis, and existing credit policies are reviewed in light of current economic conditions, management recognizes that growth in the loan portfolio opens opportunity for new credit problems to develop. The impact of ever-changing economic conditions and changes to interest rates and/or inflation on the operations of Centura's customers is unknown, but gives opportunity for increased nonperforming asset levels. In addition to the nonperforming assets and past due loans shown in Table 5, management believes that an estimated $10 to $15 million of additional nonperforming and past due loans may exist which are currently "performing" in accordance with their contractual terms.

NONINTEREST INCOME AND EXPENSE

Traditionally, Centura has generated most of its revenue from net interest income. However, with a strategic goal focusing on becoming the primary financial services provider for its customers and the recent insurance agency acquisitions, noninterest income has continued to increase. Noninterest income ("NII") increased $7.5 million, or 31.2 percent, to $31.6 million for the three months ended March 31, 1998. Excluding net realized securities gains/losses, NII was up $7.1 million or 29.5 percent. Service charges on deposits, which represented 33.5 percent of total NII, increased $1.4 million between the two three-month periods. This increase was principally the result of growth in new deposits, a mid-1997 increase in non-sufficient funds ("NSF") charges, and the reduction of waived service charges. The continued emphasis on expanding financial services resulted in a $592,000 increase in brokerage commissions and a $1.6 million improvement in insurance commissions over the comparable period last year. The recent acquisitions of Betts and Moore and Johnson contributed approximately $1.1 million to the increase in insurance commissions compared to the prior year. Other service charges, commissions, and fees increased $468,000 to a total of $2.2 million between the two periods primarily due to an increase in ATM fees assessed to non-Centura customers using Centura ATMs and to an increase in debit card activity. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) for the first three months of 1998 increased to $3.2 million compared to $2.7 million for the comparable period in 1997. Credit card revenue and trust fees were higher by $538,000 and $150,000, respectively, while net operating lease fees were up $586,000 principally due to an increase in volume. Other NII, which includes such items as Centura's investment in First Greensboro Home Equity, Inc., bank-owned life insurance and the gains on the sale of fixed assets, increased $1.3 million compared to the same period in 1997.

Noninterest expense ("NIE") increased 13.3 percent, or $7.6 million to $64.7 million compared to the same period in 1997. Personnel expenses, the largest component of noninterest expense, contributed $3.5 million to this increase. Salaries and fringe benefits represented $2.8 million of this increase as full-time equivalents between the periods increased by 182, primarily due to the timing of the 1997 acquisitions. Incentives increased $372,000 compared to the same period in 1997, principally due to favorable results relative to performance criteria.

Occupancy and equipment expense increased $547,000 over year-to-date 1997, principally in rent and depreciation associated with the continued opening of retail in-store locations and the depreciation for equipment upgrades and enhancements. Professional fees and fees for outsourced services increased $243,000 and $1.4 million, respectively for the first three months of 1998 compared to the same period in 1997. These increases are the result of continued efforts to evaluate operating efficiencies both in the branch network and support areas as well as the outsourcing of various functions including item processing, property management, and call processing generated from the Centura Highway. The amortization of intangibles increased $795,000 for the period ended March 31, 1998 compared to the same period in 1997 due to the increased goodwill recorded for the 1997 purchase acquisitions. Marketing expenses increased $302,000 over 1997 in response to an expanded customer base, the support of new markets, and an increased emphasis on target-marketing customer segments.

The efficiency ratio for the period ended March 31, 1998 was 62.22 percent, an improvement of 149 basis points as compared to the 63.71 percent recorded for the same period in 1997. During the first quarter of 1998, total revenues increased by $24.5 million compared to the first quarter of 1997 while noninterest expenses increased $7.6 million, thus benefiting the efficiency ratio.


INCOME TAX EXPENSE

The amount of income tax expense for the three months ended March 31, 1998 was $11.6 million compared to $10.1 million in the prior period. The current effective tax rate is 34.09 percent, down from the 36.03 percent at March 31, 1997. The reduction in the effective tax rate is primarily due to the increase in non-taxable income during the first quarter of 1998 versus that of first quarter 1997.

EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $574.2 million at March 31, 1998 compared to $491.4 million at March 31, 1997. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with Centura's insurance agency acquisitions and the 1998 acquisition of Pee Dee, the exercise of stock options, along with the payment of dividends and the repurchase of common stock. From time to time, Centura's management repurchases Centura common stock; however, there have been no shares repurchased for the first three months ended March 31, 1998. Shareholder's equity also included unrealized gains, net of tax, on securities available for sale of $8.7 million at March 31, 1998 compared to $1.6 million unrealized losses, net of tax, for the comparable period last year. The ratio of shareholders' equity to period-end assets was 7.64 percent, down from 7.71 percent at period end March 31, 1997.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At March 31, 1998, Centura had 26,559,747 shares outstanding. Cash dividends of $7.0 million for the first quarter 1998 were paid on March 13, 1998.

Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix. At March 31, 1998, Centura had the required capital levels to qualify as well capitalized. At March 31, 1998, Tier I capital was $556.1 million and total capital was $588.7 million. Centura's capital ratios are outlined in Table 6 entitled "Capital Ratios."


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

Investment securities are an important tool to Centura's liquidity management objective. Some AFS securities were sold during 1997 and the first quarter of 1998 to reposition the investment portfolio in a fluctuating interest rate environment. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financing flexibility. These sources consist primarily of established federal fund lines with major banks, advances from the Federal Home Loan Bank ("FHLB"), and an unsecured bank note offering to institutional investors. There were no bank notes outstanding at March 31, 1998 and 1997. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposits.

Long-term debt consists principally of FHLB advances and $100 million of Capital Securities, Series A ("Capital Securities") issued in June of 1997. At March 31, 1998, FHLB advances totaled $247.3 million compared to $227.3 million at March 31, 1997. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on Centura's liquidity, capital resources, or operations. In addition, management is not aware of any pending regulatory developments or proposals, which, if implemented would have a material effect on Centura.

ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

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

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and diversify sources of funding. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not obligation, to put or call securities back to another third party at an agreed upon price under the specific terms of each agreement. Table 7,
"Off-Balance  Sheet  Derivative  Financial  Instruments"   summarizes  Centura's
off-balance sheet derivative financial positions at March 31, 1998. On-balance-sheet and off-balance-sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the balance sheet or off-balance-sheet position should not be viewed independently.

The Financial Accounting Standards Board is developing new accounting standards which could significantly affect the accounting treatment of Centura's derivatives and other financial instruments. It is not possible to determine at this time how such changes could affect the nature and extent of these activities.

CURRENT ACCOUNTING ISSUES

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application. Centura, as required, will adopt this statement for the year ending December 31, 1998.

In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The statement revises the required disclosures for pensions and other post retirement plans but does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. Centura, as required, will adopt this statement for the year ending December 31, 1998.

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

YEAR 2000

The Year 2000 issue confronting Centura and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. The Emerging Issues Task Force provided guidance concerning the accounting for these costs related to Year 2000 modification. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Management currently estimates that the aggregate direct costs for 1998 and 1999 will be approximately $1.7 million and $1.0 million, respectively. In addition to the direct costs, indirect costs will also be incurred. These indirect costs will consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. These direct and indirect costs are not expected to have a material effect on results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. To date through March 31, 1998, Centura has expensed approximately $1.6 million in direct costs related to Year 2000, with approximately $270,000 being incurred in the first quarter of 1998. Expenditures for the Year 2000 compliance project including direct and indirect costs are estimated to total $6-$8 million.

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




TABLE 1

-----------------------------------------------------------------------------------------------------------------------------------
LOANS
                                                    March 31, 1998                March 31, 1997             December 31, 1997
                                                    --------------               ---------------             -----------------
(Dollars in thousands)                         Balance         % of Total    Balance         % of Total    Balance      % of Total
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural       $  930,981          19.2%    $  748,453             18.1%  $  846,074           18.4%
Commercial mortgage                             932,581          19.2        808,620             19.5      894,014           19.5
Real estate construction                        596,651          12.3        536,829             13.0      578,304           12.6
                                          -----------------------------------------------------------------------------------------
     Commercial loan portfolio                2,460,213          50.7      2,093,902             50.6    2,318,392           50.5
Consumer                                        369,648           7.6        269,422              6.5      321,513            7.0
Residential mortgage                          1,496,655          30.9      1,290,437             31.1    1,426,306           31.1
Leases                                          451,273           9.3        441,568             10.7      470,376           10.3
Other                                            71,652           1.5         45,254              1.1       49,995            1.1
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                  $4,849,441         100.0%    $4,140,583            100.0%  $4,586,582          100.0%
===================================================================================================================================

Residential mortgage servicing
     portfolio for others                    $2,719,000                   $2,302,000                    $2,812,000
===================================================================================================================================

TABLE 2

---------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                                        March 31, 1998                 March 31, 1997
                                                        --------------                 --------------
(Dollars in thousands)                              Balance          % of Total     Balance         % of Total
--------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                      $   775,665             14.6%   $   657,971             14.1%
Interest checking                                    725,573             13.6        640,054             13.7
Money market                                         956,103             17.9        692,894             15.0
Savings                                              293,488              5.5        289,531              6.2
--------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000               1,763,189             33.1      1,736,938             37.3
  Certificates of deposit > $100,000                 494,288              9.3        346,930              7.4
  IRA                                                319,910              6.0        293,087              6.3
--------------------------------------------------------------------------------------------------------------
     Total time deposits                           2,577,387             48.4      2,376,955             51.0
--------------------------------------------------------------------------------------------------------------
Total average deposits                           $ 5,328,216            100.0%   $ 4,657,405            100.%
==============================================================================================================

TABLE 3

-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiaries


                                                   Three months ended                                Three months ended
                                                     March 31, 1998                                    March 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Interest      Average                             Interest      Average
                                            Average          Income/      Yield/              Average          Income/      Yield/
(Dollars in thousands)                      Balance          Expense       Rate               Balance          Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                $   4,659,863  $   107,448            9.26%  $       4,107,133  $      95,327          9.32%
Taxable securities                       1,791,895       29,808            6.67           1,505,254         24,764          6.58
Tax-exempt securities                       40,291          895            8.89              45,356            999          8.81
Short-term investments                      31,146          370            4.75              32,975            445          5.40
                                    ----------------   ----------                    ----------------   ------------
Interest-earning assets, gross           6,523,195      138,521            8.52           5,690,718        121,535          8.57
Net unrealized gains on available
   for sale securities                      14,838                                            2,065
Other assets, net                          633,166                                          491,935
                                    ----------------                                 ----------------
    Total assets                     $   7,171,199                                $       6,184,718
                                    =================                                 ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                    $     725,573  $     2,815           1.57%   $         640,054  $       2,810          1.78%
Money market                               956,103       10,293           4.37              692,894          6,952          4.07
Savings                                    293,488        1,298           1.79              289,531          1,417          1.98
Time                                     2,577,387       34,664           5.45            2,376,955         32,006          5.46
                                    ---------------  ----------                    ---------------   -------------
    Total interest-bearing deposits      4,552,551       49,070           4.37            3,999,434         43,185          4.38
Borrowed funds                             796,002       10,514           5.28              646,995          7,983          5.00
Long-term debt                             381,697        6,515           6.83              309,112          4,790          6.28
                                    ---------------  ----------                   -----------------  --------------
Interest-bearing liabilities             5,730,250       66,099           4.66            4,955,541         55,958          4.58
Demand, noninterest-bearing                775,665                                          657,971
Other liabilities                          105,716                                           82,597
Shareholders' equity                       559,568                                          488,609
                                    ---------------                                   -------------
    Total liabilities and
      shareholder's equity           $   7,171,199                                $       6,184,718
                                    ===============
Interest rate spread                                                      3.86%                                             3.99%

Net yield on interest-
    earning assets                   $   6,523,195  $    72,422           4.43%   $       5,690,718  $      65,577          4.%8
                                    ===============   ==========                       =============   ============

Taxable equivalent adjustment                       $     1,800                                      $       1,692
                                                       ==========                                      ============

TABLE 4

-----------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                              At and for the three months      At and for the year ended
                                                                  ended March 31,                  ended December 31,
(Dollars in thousands)                                             1998           1997                   1997
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period               $ 64,279         $ 58,715                $ 58,715
Allowance for acquired loans                                      2,068                   ---              3,133
Provision for loan losses                                         3,393            2,894                  13,418
Loans charged off                                                (3,844)          (3,617)                (14,425)
Recoveries on loans previously charged off                          932              770                   3,438
-----------------------------------------------------------------------------------------------------------------
   Net charge-offs                                               (2,912)          (2,847)                (10,987)
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                     $ 66,828         $ 58,762                $ 64,279
=================================================================================================================

Loans at period-end                                         $ 4,849,441      $ 4,140,583             $ 4,586,582
Average loans                                                 4,659,863        4,107,133               4,309,064
Nonperforming loans                                              29,570           22,767                  23,722

Allowance for loan losses to loans at period-end                   1.38%            1.42%                   1.40%
Net charge-offs to average loans                                   0.25             0.28                    0.25
Allowance for loan losses to nonperforming loans                   2.26x            2.58x                   2.71x
=================================================================================================================




TABLE 5
-----------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                     March 31,                      December 31,
                                                           ------------------------------           -------------
(Dollars in thousands)                                            1998            1997                    1997
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                               $ 29,570         $ 22,767                $ 23,722
Foreclosed property                                               3,629            4,001                   4,155
-----------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                     $ 33,199         $ 26,768                $ 27,877
=================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                                  0.68%            0.65%                   0.61%
    Total assets                                                   0.44             0.42                    0.39
=================================================================================================================

Accruing loans past due ninety days or greater                 $ 11,450         $ 11,055                 $ 6,985
=================================================================================================================

TABLE 6

 ------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                           Tier I CapitalTotal Capital Tier I Leverage
March 31, 1998                                      10.61%         11.23%           7.85%
December 31, 1997                                   10.60          11.19            7.51
March 31, 1997                                       9.19          10.44            6.39
Minimum requirement                                  4.00           8.00          3.00-5.00










TABLE 7

------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS


Interest rate swap agreements at March 31, 1998 are summarized below:
                                                                                      Weighted Average
                                                           Weighted Average Rate           Remaining  Estimated
                                             Notional        During the Quarter        Contractual Fair Value
                                              Amount       Received         Paid          Term (Years)Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floating  $    281,200       5.69%           6.21%        2.6          $ (1,189)
Corporation pays variable/receives fixed       291,000       6.38%           5.69%        6.6             3,375
Corporation pays variable/receives variable    250,000       5.68%           5.64%        1.0              (297)
                                            -----------                                               -----------
     Total interest rate swaps            $    822,200                                                   $ 1,889
                                            ===========                                               ===========


Interest rate cap and floor agreements at March 31, 1998 are summarized below:

                                                                                     Weighted Average
                                                                                        Remaining
                                             Notional       Average     Current Index  Contractual    Carrying      Estimated
                                              Amount        Rate *          Rate       Term (Years)     Value       Fair Value
-----------------------------------------------------------------------------------------------------------------   ----------
Interest Rate Floors                      $    180,000       5.73%           5.71%        2.7              $ 833      $ 1,352
                                            ===========                                               ===========   ==========
Interest Rate Caps                        $     38,000       7.27%           5.71%        5.3              $ 928        $ 304
                                            ===========                                               ===========   ==========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements

TABLE 8

---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS

                                                                     Three months ended
                                                                  March 31, 1998 and 1997
---------------------------------------------------------------------------------------------------------------
                                                        Income/                      Variance
                                                        Expense                  Attributable to
(Dollars in thousands)                                  Variance             Volume              Rate
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                  $ 12,121           $ 12,749            ($628)
Taxable securities                                        5,044              4,765              279
Tax-exempt securitie                                       (104)              (112)               8
Short-term investmen                                        (75)               (24)             (51)
                                               -----------------   ----------------   --------------
    Total interest inc                                   16,986             17,378             (392)

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                                           5                352             (347)
  Money market                                            3,341              2,803              538
  Savings                                                  (119)                19             (138)
  Time                                                    2,658              2,696              (38)
                                               -------------------   ----------------   --------------
    Total interest-bearing deposits                       5,885              5,870               15
Borrowed funds                                            2,531              1,938              593
Long-term debt                                            1,725              1,204              521
                                               -------------------   ----------------   --------------
    Total interest expense                               10,141              9,012            1,129
                                               -------------------   ----------------   --------------

    Net interest income                                $  6,845           $  8,366          ($1,521)
                                                       =========          =========         ========

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in Centura's market risk since December 31, 1997 as described in Item 7A of Centura's Annual Report on Form 10-K for the year ended December 31, 1997.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings
Not applicable

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibits -
      Exhibit                                                                         Exhibit
        No.              Description of Exhibit                                       Reference
        4.1      Excerpts from Centura's Articles of Incorporation
                 and Bylaws relating to rights of holders of Registrant's
                 capital stock                                                         4.1 (1)
        4.2      Specimen certificate of Centura common stock                          4.2 (2)
        27.1     Financial Data Schedule (Restated due to the adoption of SFAS
                 No. 128) included in the electronically filed document as
                 required.
        27.2     Financial Data Schedule - included in the electronically filed document as required.

       (1)Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included  as the  identified  exhibit in Centura  Banks,  Inc.  Annual
          Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated  January  7,  1998 was filed  under  Item 5,
         Other Events,  indicating the  Registrant's  announcement on January 7,
         1998 of earnings for the year-end December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                     CENTURA BANKS, INC.
                                   Registrant

Date:  May 15, 1998                              By: /s/Steven J. Goldstein
                                                     ----------------------
                                                     Steven J. Goldstein
                                                     Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


                                                                     Sequential
Exhibit                      Description of Exhibit                    Page No.
-------------------------------------------------------------------------------

4.1       Excerpts from Centura's Articles of Incorporation and Bylaws
          relating to rights of holders of Registrant's capital stock    *(1)

4.2       Specimen certificate of Centura common stock                   *(2)

27.1      Financial Data Schedule Restated                                 **

27.2      Financial Data Schedule                                          **






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

** Included in the electronically-filed document as required

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.


                   FINANCIAL DATA SCHEDULE for CENTURA BANKS, INC.
                            REQUIRED FOR All EDGAR FILERS