Form 10-Q
period 1998-06-30
CENTURA BANKS INC
filed 1998-08-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                       or
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

                                       N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                         26,540,702
--------------------------------------------------------------------------------
(Class of Stock)                       (Shares outstanding as of  July 31, 1998)

Exhibit Index on sequential page number 32.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -
       June 30, 1998 and 1997, and December 31, 1997                      4

       Consolidated Statements of Income -
       Three months and six months ended June 30, 1998 and 1997           5

       Consolidated Statement of Shareholders' Equity -
       Six months ended June 30, 1998                                     6

       Consolidated Statements of Cash Flows -
       Six months ended June 30, 1998 and 1997                            7

       Notes to Consolidated Financial Statements                      8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    11-28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      29


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               30
Item 2.  Changes in Securities and Use of Proceeds                       30
Item 3.  Defaults upon Senior Securities                                 30
Item 4.  Submission of Matters to a Vote of Securities Holders           30
Item 5.  Other Information                                               30
Item 6.  Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                               31

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)



                                                                           June 30,                  December 31,
                                                         ------------------------------------   -----------------
(In thousands, except share data)                                   1998               1997                1997
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                      $    284,455       $    243,199       $     268,248
Due from banks, interest-bearing                                   15,241             12,188              13,873
Federal funds sold                                                 10,197             30,017              29,552
Investment securities:
  Available for sale (cost of $1,775,592, $1,564,869
     and $1,623,330, respectively)                              1,791,965          1,570,572           1,639,500
  Held to maturity (market value of  $124,598,
     $236,269 and $191,689, respectively)                         122,521            235,523             188,556
Loans                                                           4,943,174          4,243,868           4,586,582
  Less allowance for loan losses                                   66,991             59,206              64,279
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   4,876,183          4,184,662           4,522,303
Bank premises and equipment                                       115,634            111,631             115,464
Other assets                                                      383,526            281,236             347,934
-----------------------------------------------------------------------------------------------------------------
Total assets                                                 $  7,599,722       $  6,669,028       $   7,125,430
=================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                                $    922,050       $    764,390       $     816,475
  Interest-bearing                                              4,147,912          3,696,151           4,076,372
  Time deposits over $100                                         480,221            360,495             472,078
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              5,550,183          4,821,036           5,364,925
Borrowed funds                                                    857,650            863,998             733,192
Long-term debt                                                    488,613            396,702             382,129
Other liabilities                                                 113,746             85,243             106,848
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                               7,010,192          6,166,979           6,587,094

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                             -                  -                   -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of  26,536,602,  25,804,633
    and 25,862,375, respectively                                  192,836            188,602             187,435
Common stock acquired by ESOP                                        (179)              (323)               (251)
Unrealized securities gains, net                                   10,181              3,609               9,970
Retained earnings                                                 386,692            310,161             341,182
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        589,530            502,049             538,336
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                   $  7,599,722       $  6,669,028       $   7,125,430
=================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     --------------------------
(Dollars in thousands, except share and per share data)   1998          1997           1998          1997
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                              $    113,773   $    99,001   $   221,091    $   194,227
Investment securities:
  Taxable                                                29,396        26,273        57,844         49,788
  Tax-exempt                                                549           622         1,134          1,279
Short-term investments                                      324           370           694            815
----------------------------------------------------------------------------------------------------------
Total interest income                                   144,042       126,266       280,763        246,109

INTEREST EXPENSE
Deposits                                                 49,696        44,630        98,766         87,815
Borrowed funds                                           12,236        10,691        22,750         18,674
Long-term debt                                            7,692         5,479        14,207         10,269
----------------------------------------------------------------------------------------------------------
Total interest expense                                   69,624        60,800       135,723        116,758
----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                      74,418        65,466       145,040        129,351
Provision for loan losses                                 3,635         3,189         7,028          6,083
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      70,783        62,277       138,012        123,268

NONINTEREST INCOME
Service charges on deposit accounts                      11,537         9,632        22,123         18,844
Credit card and related fees                              1,762         1,476         3,594          2,770
Other service charges, commissions and fees               7,439         5,399        15,021         10,342
Fees for trust services                                   2,400         1,950         4,500          3,900
Mortgage income                                           4,608         2,794         7,825          5,467
Other noninterest income                                  5,827         4,088        11,791          8,177
Securities gains (losses), net                              (73)          (32)          229           (126)
----------------------------------------------------------------------------------------------------------
Total noninterest income                                 33,500        25,307        65,083         49,374

NONINTEREST EXPENSE
Personnel                                                33,285        27,156        64,519         54,913
Occupancy                                                 3,888         3,443         7,710          6,781
Equipment                                                 5,292         5,300        10,520         10,465
Foreclosed real estate losses and related
   operating expense                                        166           398           594            722
Other operating                                          25,430        20,810        49,430         41,340
----------------------------------------------------------------------------------------------------------
Total noninterest expense                                68,061        57,107       132,773        114,221
----------------------------------------------------------------------------------------------------------
Income before income taxes                               36,222        30,477        70,322         58,421
Income taxes                                             12,168        10,497        23,791         20,567
----------------------------------------------------------------------------------------------------------
NET INCOME                                         $     24,054   $    19,980   $    46,531    $    37,854
==========================================================================================================


NET INCOME PER COMMON SHARE
Basic                                              $       0.91   $      0.78   $      1.77    $      1.47
Diluted                                                    0.89          0.76          1.74           1.44
==========================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                                26,557,371    25,764,988    26,271,426     25,746,872
Diluted                                              27,066,440    26,254,773    26,794,923     26,247,782
==========================================================================================================
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Centura Banks, Inc. and Subsidiaries
Six months ended June 30, 1998
(Unaudited)

                                                                     Common    Unrealized
                                                                     Stock     Securities                Total
                                               Common Stock         Acquired     Gains,     Retained  Shareholders'
                                            Shares       Amount      by ESOP      Net       Earnings     Equity
                                         -----------   ----------   --------------------   ----------  ----------
(Dollars in thousands)
Balance, December 31, 1997               25,862,375  $   187,435  $   (251)  $   9,970  $   341,182  $  538,336
Net income                                    -             -           -           -        46,531      46,531
Common stock issued:
    Stock option plans and stock awards      93,243        1,782        -           -           -         1,782
    Acquisitions                            625,984        6,179        -           -         6,713      12,892
Redemption of common stock                  (45,000)      (3,041)       -           -           -        (3,041)
Unrealized securities gains, net              -             -           -          211          -           211
Other                                         -              481        72          -           -           553
Cash dividends                                -             -           -           -        (7,734)     (7,734)
                                         -----------   ----------   --------  ----------   ----------  ----------
Balance, June 30, 1998                   26,536,602  $   192,836  $   (179)  $  10,181  $    386,692 $  589,530
                                         ===========   ==========   ========  ==========   ==========  ==========
See accompany notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                             For the Six Months Ended
                                                                                                     June 30,
(Dollars in thousands)                                                                          1998         1997
                                                                                              ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $    46,531  $    37,854
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   7,028        6,083
     Depreciation on assets under operating leases                                               5,682        3,807
     Depreciation and amortization, excluding depreciation on assets under operating leases     17,522       15,019
     Decrease in deferred income taxes                                                           6,051        3,447
     Loan fees deferred, net                                                                       242           40
     Bond premium amortization and discount accretion, net                                         389        1,258
     (Gain) loss on sales of investment securities                                                (229)         126
     Gain on sales of equipment under lease                                                     (2,340)      (2,176)
     Proceeds from sales of mortgage loans held for sale                                       338,209      180,003
     Originations, net of principal repayments, of mortgage loans held for sale               (378,185)    (178,230)
     Increase in accrued interest receivable                                                    (1,131)      (4,333)
     Increase (decrease) in accrued interest payable                                             5,245       (1,330)
     Net increase in other assets and other liabilities                                        (50,868)      (9,539)
                                                                                             ----------    ---------
       Net cash used by operating activities                                                    (5,854)      52,029
                                                                                             ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                         (231,636)    (144,455)
Purchases of:
     Securities available for sale                                                            (507,663)    (529,660)
     Securities held to maturity                                                                   -        (44,738)
     Premises and equipment                                                                     (6,047)      (6,853)
     Other                                                                                         -        (50,000)
Proceeds from:
     Sales of securities available for sale                                                    105,143      201,631
     Maturities and issuer calls of securities available for sale                              278,896       80,495
     Maturities and issuer calls of securities held to maturity                                 66,156       65,751
     Sales of foreclosed real estate                                                             2,455        2,259
     Dispositions of premises and equipment                                                        788          669
     Disposition of equipment used in leasing activities                                         8,333        3,018
Cash acquired, net of cash paid, in acquisitions                                                15,447           -
                                                                                             ----------   ---------
     Net cash used by investing activities                                                    (268,128)    (421,883)
                                                                                             ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                        60,699       87,967
Net increase in short-term borrowings                                                          124,261      178,707
Proceeds from issuance of long-term debt                                                       192,978      119,312
Repayment of long-term debt                                                                    (88,248)     (33,412)
Cash dividends paid                                                                            (14,716)     (13,393)
Proceeds from issuance of common stock, net                                                        846        1,655
Redemption of common stock                                                                      (3,041)          -
Other                                                                                             (577)      (1,469)
                                                                                              ----------   ---------
     Net cash provided by financing activities                                                 272,202      339,367
                                                                                              ----------   ---------

Decrease in cash and cash equivalents                                                           (1,780)     (30,487)

Cash and cash equivalents at January 1                                                         311,673      315,891
                                                                                             ----------   ---------
Cash and cash equivalents at June 30                                                       $   309,893  $   285,404
                                                                                             ==========   =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
Cash paid  during  the six months for:
     Interest                                                                              $   130,478  $   118,088
     Income taxes                                                                               12,180       16,049
Noncash transactions:
     Stock issued in purchase acquisitions and other stock issuances, net                       12,915          -
     Unrealized securities gains, net                                                              203        3,078
     Dividends declared, but not yet paid                                                            -        6,961
     Other                                                                                       1,007        1,034
     Loans transferred to foreclosed property                                                    1,773        2,636
                                                                                            ==========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Centura Banks, Inc. and Subsidiaries

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries Centura Bank (the "Bank") and Centura Capital Trust I. The Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature).

The information contained in the consolidated financial statements and accompanying footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Mergers and Acquisitions

Acquisition activity through June 30, 1998 and for 1997 is summarized below. Data for the completed transactions is as of the date of acquisition.

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
("First Union") (2)

(1) Acquisition accounted for as a pooling-of-interests
(2) Acquisition accounted for as a purchase


On January 30, 1998, Centura completed its acquisition of Moore and Johnson located in Raleigh, North Carolina. Under the terms of the acquisition, the shareholders of Moore and Johnson received 48,950 shares of Centura common stock for their interests in Moore and Johnson. The acquisition was accounted for as a purchase with Centura recording $3.0 million of goodwill. Moore and Johnson offers a full range of insurance products and will continue to operate through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank.

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

On July 24, 1998, Centura assumed $17 million of deposits from NBC Bank, FSB. The transaction added approximately $1.6 million in goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel. The financial position and results of operations of these locations are appropriately not included in the consolidated financial statements for the periods presented.

For the acquisitions accounted for under the purchase method of accounting, the financial position and results of operations relative to each transaction are included in the consolidated financial statements since date of consummation.


Note 3:  Reclassifications

Certain items in the June 30, 1997 consolidated  financial  statements have been
reclassified   to   conform   with  the  June  30,   1998   presentation.   Such
reclassifications had no impact on net income or shareholders' equity.


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

For the six months ended June 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $46.7 million and $39.9 million, respectively. For the three months ended June 30, 1998 and 1997, total comprehensive income was $25.5 million and $25.2 million, respectively.

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

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 1998

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


SUMMARY

Net income for the six months ended June 30, 1998 totaled $46.5 million, an increase of $8.7 million or 22.9 percent over the $37.9 million earned during the same period of 1997. Earnings per diluted share were $1.74 for the six months ended June 30, 1998 compared to $1.44 for the same period of the prior year. Operating results for the first six months of 1998 generated an annualized return on assets of 1.28 percent and an annualized return on equity of 16.40 percent compared to 1.21 percent and 15.43 percent, respectively, for the comparable period in 1997. Key factors responsible for these results were as follows:

     Taxable equivalent net interest income increased $15.6 million to $148.7 million for the first six months of 1998 compared to $133.0 million for the same period in 1997. This increase was primarily attributable to an $879.4 million increase in average earning assets between the two periods.

     Average loans increased to $4.8 billion for the six months ended June 30, 1998 compared to $4.1 billion for the same period of 1997. Excluding acquisitions, average loan growth was 8.8 percent between the two six-month periods. Deposits averaged $5.4 billion for the six months ended June 30, 1998, an increase of $692.7 million over the prior year period. Excluding acquisitions, deposit growth averaged 4.6 percent. Including acquisitions, average loans and average deposits increased 15.3 percent and 14.8 percent, respectively, over the prior year comparable period.

     The efficiency ratio improved 49 basis points to 62.12 percent for the first six months of 1998. Centura earned $65.1 million of noninterest income which represented a 31.8 percent increase over the $49.4 million earned for the comparable prior year period. Expenses grew $18.6 million or
     16.2 percent over the $114.2 million recorded for the six months ended June 30, 1997.

     Nonperforming assets of $33.4 million at June 30, 1998 increased $5.7 million from June 30, 1997, but represented only 0.44 percent and 0.42 percent of total assets, respectively. The majority of this increase was in loans secured by real estate, leases, and other commercial loans.

     The allowance for loan losses was $67.0 million, representing 1.36 percent of total loans at June 30, 1998, compared to $59.2 million and 1.40 percent at June 30, 1997. Gross charge-offs were $8.4 million, up $1.1 million from the $7.3 million recorded for the prior year period. Recoveries totaled $2.0 million and $1.7 million, respectively, for the six months ended June 30, 1998 and 1997. The provision for loan losses was $7.0 million for the six months ended June 30, 1998 versus $6.1 million for the same period of 1997.


INTEREST-EARNING ASSETS

Interest-earning assets averaged $6.7 billion for the six months ended June 30, 1998, an increase of $879.4 million or 15.1 percent over the average earning assets of $5.8 billion for the six months ended June 30, 1997. The primary components of the increase were loans and leases, which grew $634.9 million and the investment portfolio, which increased $246.0 million. At June 30, 1998, earning assets were $6.9 billion, representing a $790.9 million or 13.0 percent increase over the level at June 30, 1997. For additional information on average interest-earning assets, refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans
Loans and leases (collectively referred to as "loans") averaged $4.8 billion for the six months ended June 30, 1998, increasing 15.3 percent over the average loan volume of $4.1 billion for the comparable prior year period. Loans of approximately $93 million were added this year through the acquisition of Pee Dee while $223 million of loans were acquired during 1997. Excluding the impact of acquisition activity, average loan growth was approximately 8.8 percent between the two periods.

Commercial loans, the largest segment of the loan portfolio, increased $387.1 million, on average, between the two six-month periods. Consumer loans (equity lines, residential mortgages, installment loans, and other credit line loans) increased, on average, $229.7 million or 16.7 percent over the prior year period. Much of this growth was attributed to the acquisitions as well as a fourth quarter 1997 consumer loan campaign which carried over into 1998. The campaign involved direct marketing and utilized Centura's normal underwriting guidelines. Average loans represented 71.50 percent of average earning assets for the six months ended June 30, 1998, increasing 10 basis points from the
71.40 percent for the same prior year period.

Loans at June 30, 1998 were $4.9 billion, an increase of $699.3 million, or 16.5 percent over the $4.2 billion at June 30, 1997. Excluding the late 1997 acquisitions and the 1998 Pee Dee transaction, growth between the periods was
9.0 percent. Table 1 summarizes total loans outstanding and the mix of loans being held. Loan growth was generally present for each category. The commercial portfolio represented 51.1 percent and 50.4 percent, respectively, of total loans at June 30, 1998 and 1997. Of these commercial loans, over 90 percent are secured.

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

Loans generated $221.4 million of taxable equivalent interest income for the six months ended June 30, 1998 compared to $194.4 million for the same period last year. Given that the average loan yield declined 11 basis points to 9.25 percent, the increase in the average loan volume accounted for the majority of the $27.0 million improvement in loan related interest income. Since over 50 percent of the loan portfolio is affected by changes in the prime rate and other indices, loan interest income is impacted by changes in the rate environment. Given the variable components of Centura's loan portfolio, a lower rate environment for the first half of 1998 as compared to 1997 coupled with competitive pricing pressures for quality credits have contributed to the loan yield decline. See Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," for further detail.

Investment Securities
Investment securities represent the second largest component of earning assets. At June 30, 1998, investment securities totaled $1.9 billion, an increase of $108.4 million or 6.0 percent over the $1.8 billion at June 30, 1997. On average, the investment portfolio grew $246.0 million to $1.9 billion for the six-month period ending June 30, 1998 as compared with the same prior year period. With average deposit growth keeping pace with loan growth between the two six-month periods, average investments represented 28.1 percent of average earnings assets for the first half of 1998 and 1997.

The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities so as to balance liquidity risk, credit risk, and price risk with an acceptable market return in the investment portfolio. Accordingly, at June 30, 1998, approximately 97 percent of the total investment portfolio consisted of obligations of the U.S. Government and its agencies and other investment grade fixed income securities.

The classification of securities as held to maturity ("HTM") or as available for sale ("AFS") is determined at the date of purchase. Centura intends and has the ability to hold its HTM portfolio until maturity. The HTM investments declined $113.0 million compared to the same prior year period to $122.5 million at June 30, 1998. The decrease was primarily due to the scheduled maturities within the portfolio. HTM investments represented 6.4 percent of total investment securities as of June 30, 1998 compared to 13.0 percent as of June 30, 1997. At June 30, 1998, the fair value of the HTM portfolio was $124.6 million, representing $2.1 million more than amortized cost.

The AFS portfolio, which comprises the remainder and majority of the investments securities portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. At June 30, 1998, AFS investments were $1.8 billion, up $221.4 million compared with $1.6 billion at June 30, 1997. The recorded fair value of the AFS portfolio exceeded the amortized cost by $16.4 million at June 30, 1998, which amount has been recorded, net of tax, as a separate component of shareholders' equity. At June 30, 1997, the fair value of the AFS portfolio was $5.7 million greater than its amortized cost resulting in a $3.6 million increase, after tax, to shareholders' equity. Net realized gains of $229,000 were generated during the first six months of 1998 from sales and issuer call activity compared to net losses of $126,000 during the comparable 1997 period.

Investment securities contributed $62.3 million in taxable equivalent interest income for the six months ended June 30, 1998, an increase of $7.7 million over the $54.6 million earned in the comparable period of 1997. A $246.0 million increase in the average investment securities portfolio between the two six-month periods accounted for $7.6 million of the improvement in interest income. The average investment yield for the six months ended June 30, 1998 was
6.69 percent, a 1 basis point improvement over the yield earned during the comparable prior year period.

FUNDING SOURCES

Total funding sources averaged $6.7 billion for the six month period ended June 30,1998, a $926.2 million or 16.1 percent increase from the average volume of $5.7 billion in the comparable 1997 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis", and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis".

Deposits
For the first six months of 1998, average deposits increased $692.7 million to $5.4 billion, or 14.8 percent over the comparable 1997 period, with approximately $478 million attributable to acquisition activity. Excluding these acquisition transactions, total average deposits increased 4.6 percent over the six months ended June 30, 1997.

Centura's deposit mix trends continued to demonstrate a shift from passbook savings and certificates of deposits to market sensitive money market accounts. On average, money market accounts represented 18.4 percent of the average deposit mix for the six months ended June 30, 1998 compared to only 15.4 percent at June 30, 1997. This growth in money market deposits resulted in a $271.0 million increase over the $719.8 million average for the first six months of 1997. Time deposits increased, on average, $185.5 million to $2.6 billion for the six months ended June 30, 1998 compared to $2.4 billion for the comparable prior year period. However, time deposits represented 47.7 percent of total average deposits for the six month period ended June 30, 1998 compared to 50.7 percent for the comparable 1997 period. Of the deposits assumed through the 1997 transactions and the Pee Dee merger, approximately $287 million were time deposit accounts. Transaction accounts (interest checking and non-interest bearing demand deposits) on average increased 17.5 percent between the two six-month periods and represented 28.43 percent and 27.77 percent, respectively, of average total deposits for the six months ended June 30, 1998 and 1997. For additional information on deposits, see Table 2, "Average Deposit Mix for the Six Months Ended."

The deposit base at June 30, 1998 of $5.6 billion was up $729.1 million, or 15.1 percent, from the $4.8 billion level held at June 30, 1997. Excluding the 1997 acquisitions and Pee Dee merger, period-end deposit growth was approximately 4.0 percent over the level at June 30, 1997.

Interest expense on deposits increased $11.0 million to $98.8 million for the six months ending June 30, 1998 versus $87.8 million for the comparable period of 1997. The average rate paid for deposits decreased 5 basis points as shown in Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis". The average rate paid for all deposits types, excluding money market accounts, declined between the two six-month periods. The 23 basis point increase in the cost of money market accounts was primarily attributable to changes in product pricing. As detailed further in Table 8, $11.7 million of the increase in deposit interest expense was due to increased volume while the rates paid for deposits resulted in a decrease of $742,000.

Other Funding Sources
The availability of alternative funding sources and slower deposit growth in recent periods influenced management to increase the utilization of nondeposit funding sources. The use of both short-term and long-term debt continues to be in line with management asset/liability strategies. Consequently, borrowed funds, predominantly Federal funds purchased, securities sold under repurchase agreements and master notes, averaged $859.4 million for the six months ended June 30, 1998, compared to the $729.7 million average volume for the period ending June 30, 1997. At June 30, 1998 and 1997, borrowings totaled $857.7 million and $864.0 million, respectively. Interest expense on borrowings increased by $4.1 million, primarily due to higher volume. The average rate paid for these funds increased 18 basis points over the comparable 1997 period to
5.27 percent.

At June 30, 1998, long-term debt, consisting predominantly of FHLB advances, Capital Securities and notes secured by lease rentals, totaled $488.6 million as compared to $396.7 million at June 30, 1997. The majority of the growth resulted from increased borrowings of $121.0 million from the Federal Home Loan

Bank of Atlanta. The average amount of long-term debt increased $103.8 million to $425.0 million for the first six months of 1998 compared to $321.1 million for the comparable prior year period. Rates paid for long-term funding increased to 6.65 percent, a 29 basis points increase over the prior year period. The issuance of the 8.845 percent Capital Securities in June of 1997 influenced the increase in the rates paid for long-term funding between the two periods.


NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the six months ended June 30, 1998 was $145.0 million, up $15.7 million from the $129.4 million earned during the six months ended June 30, 1997. Net interest income on a fully taxable equivalent basis was $148.7 million for the first six months of 1998 compared to $133.0 million for the same period in 1997, an increase of 11.7 percent. As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", the distribution of balance sheet growth contributed $18.4 million to taxable equivalent net interest income with the rate environment impacting taxable equivalent net interest income unfavorably by $2.8 million.

The net interest margin declined 12 basis points between the two six-month periods to 4.43 percent. The interest rate spread, the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities, also decreased 10 basis points to 3.86 percent for the six months ended June 30, 1998. The 8 basis point decline in the earning asset yield and the 2 basis point increase in funding costs contributed to the margin compression experienced during the first six months of 1998 compared to the same prior year period. Loan yields have been impacted during 1998 by the lower rate environment compared to 1997 with average loan yields declining faster than corresponding funding sources.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $7.0 million for the six months ending June 30, 1998, up $945,000 compared to $6.1 million for the same period last year. The increase in provision is in response to loan growth and increased charge-off activity. Net charge-offs totaled $6.4 million for the first six months of 1998 while net charge-off activity for the same period in 1997 resulted in $5.6 million of net charge-offs. Segmented based on regulatory definitions, the most significant increases in net losses were in credit cards and other consumer lending which experienced a total net loss increase of $958,000 between the two six-month periods. Net charge-offs as a percent of average loans and leases, on an annualized basis were 0.27 percent for the six months ended June 30, 1998 and 1997. Recoveries totaled $2.0 million for the first half of 1998 compared to $1.7 million for the same period in 1997.

The allowance  for loan losses was $67.0 million at June 30, 1998,  representing
1.36 percent of loans outstanding, compared to $59.2 million, or 1.40 percent of loans outstanding at June 30, 1997, and compared to $64.3 million or 1.40 percent of loans outstanding at December 31, 1997. After taking into consideration the growth of the loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. For additional information with respect to the activity in the allowance for loan losses, see Table 4 "Analysis of Allowance for Loan Losses." At June 30, 1998, the allowance for loan losses was 2.23 times nonperforming loans, down from 2.47 times at June 30, 1997 and 2.71 times at December 31, 1997.

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased $5.7 million to $33.4 million at June 30, 1998 and represented 0.44 percent of total assets at the end of the period. Nonperforming loans represented $6.0 million of the increase while foreclosed properties declined $343,000. Nonperforming assets were $27.7 million at June 30, 1997, or 0.42 percent of total assets. At December 31, 1997, nonperforming assets were $27.9 million or 0.39 percent of total assets. Real estate nonperforming loans increased by $2.0 million to $17.0 million at June 30, 1998 while leasing nonaccruals increased $2.1 million to $3.9 million. The remaining increase in nonperforming assets was principally in the commercial/industrial loan category which increased $2.7 million compared to the same 1997 period, primarily the result of one commercial credit which was classified as nonperforming in the first quarter of 1998. Foreclosed properties totaled $3.4 million, $3.7 million, and $4.2 million at June 30, 1998, June 30, 1997, and December 31, 1997, respectively.

Accruing loans past due ninety or more days were $9.6 million, $9.1 million and $7.0 million at June 30, 1998, June 30, 1997 and December 31, 1997, respectively, which represented 0.19 percent, 0.21 percent and 0.15 percent of outstanding loans, respectively.

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


NONINTEREST INCOME AND EXPENSE

While Centura generates most of its revenue from net interest income, noninterest income has continued to increase, growing to represent 30.45 percent of total revenues, compared to 27.07 percent for the six months ended June 30, 1997. Noninterest income ("NII") increased $15.7 million, or 31.8 percent, to $65.1 million for the six months ended June 30, 1998. Excluding net realized securities gains/losses, NII was up $15.4 million or 31.0 percent.

Service charges on deposits, the largest component of NII at 34.0 percent, increased $3.3 million between the two six-month periods. This increase was principally the result of growth in new deposits, a late 1997 increase in non-sufficient funds ("NSF") charges, and the reduction of waived service charges. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) increased $2.4 million, or 43.1 percent, between the comparable six-month periods, particularly due to strong mortgage loan originations in 1998 and subsequent secondary market activity. The continued emphasis on expanding financial services resulted in a 51.4 percent improvement in insurance and brokerage commissions over the comparable period last year. Insurance commissions represented $2.7 million of the increase particularly due to the timing of the Betts and Moore and Johnson agency acquisitions, while the remaining increase of $815,000 came from growth in brokerage commissions. Net operating lease income, credit card fees and trust fees were up $1.7 million, $824,000 and $600,000, respectively, driven primarily by greater volumes. Other NII, which includes such items as earnings from Centura's investment in First Greensboro Home Equity, Inc. and bank-owned life insurance, increased $1.9 million compared to the same period in 1997.

Noninterest expense ("NIE") increased 16.2 percent, or $18.6 million to $132.8 million compared to the six-month period in 1997. Personnel expenses, the largest component of noninterest expense, contributed $9.6 million to this increase, influenced strongly by the timing of late 1997 and early 1998 acquisitions.

Occupancy and equipment expense of $18.2 million for year to date 1998 increased $984,000 over the first half of 1997, principally in rent and depreciation associated with the continued opening of retail in-store locations and the depreciation for equipment upgrades and enhancements. Fees for outsourced services, i.e. the outsourcing of various functions such as items processing, property management, and call processing generated from Centura Highway, are strongly volume based, and increased $2.4 million over the first half of 1997 due to greater volumes associated with growth in customers and locations since first half 1997. The amortization of intangibles increased $1.6 million for the first half of 1998 compared to the same period last year due to the increased goodwill recorded for the late 1997 and 1998 purchase acquisitions. Primary operating expenses, including marketing, office supplies, postage, phone and employee education and travel were, in the aggregate, up by $2.1 million in response to an expanded customer base, and the support of new markets, new locations and new employees.

The efficiency ratio for the six-month period ended June 30, 1998 was 62.12 percent, an improvement of 49 basis points as compared to the 62.61 percent recorded for the same period in 1997. During the first half of 1998, total revenues on a taxable equivalent basis increased by $31.3 million, or 17.2 percent, compared to the first half of 1997, while noninterest expenses increased $18.6 million, or 16.2 percent, thus benefiting the efficiency ratio.


INCOME TAX EXPENSE

The amount of income tax expense for the six months ended June 30, 1998 was $23.8 million compared to $20.6 million in the prior period. The current effective tax rate is 33.83 percent, down from the 35.20 percent at June 30, 1997. The reduction in the effective tax rate is primarily due to the increase in non-taxable income during the first half of 1998 versus the first half of 1997.


EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $589.5 million at June 30, 1998 compared to $502.0 million at June 30, 1997. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with Centura's insurance agency acquisitions and the 1998 acquisition of Pee Dee, the exercise of stock options, along with the payment of dividends and the repurchase of common stock. During the six month period ending June 30, 1998, Centura repurchased 45,000 shares of common stock at an aggregate cost of $3.0 million. Shareholder's equity also included unrealized gains, net of tax, on securities available for sale of $10.2 million at June 30, 1998 compared to $3.6 million of unrealized losses, net of tax, for the comparable period last year. The ratio of shareholders' equity to period end assets was 7.76 percent at June 30, 1998, up from 7.53 percent at period end June 30, 1997.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At June 30, 1998, Centura had 26,536,602 shares outstanding. Cash dividends of $14.7 million were paid for the first six months of 1998.

Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At June 30, 1998, Centura had the required capital levels to qualify as well capitalized. At June 30, 1998, Tier I capital was $572.0 million and total capital was $605.2 million. For risk-based capital calculations, Centura's Capital Securities are included as a component of Tier I capital. Centura's capital ratios are outlined in Table 6 titled "Capital Ratios."


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

Investment securities are an important tool to Centura's liquidity management objective. Some AFS securities were sold during 1997 and the first six months of 1998 to reposition the investment portfolio in a fluctuating interest rate environment. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financing flexibility. These sources consist primarily of established federal fund lines with major banks, advances from the Federal Home Loan Bank ("FHLB"), and an unsecured bank note facility for institutional investors. There were no bank notes outstanding at June 30, 1998 and 1997. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposits.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on Centura's liquidity, capital resources, or operations. In addition, management is not aware of any pending regulatory developments or proposals, which, if implemented, would have a material effect on Centura.


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

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and diversify sources of funding. Floors are used to protect certain financial instruments which market value or earnings stream would be adversely affected in a decreasing rate environment. Caps are used to protect certain financial instruments which market value or earnings stream would be adversely affected in an increasing rate environment. Table 7, "Off-Balance Sheet Derivative Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at June 30, 1998. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the balance sheet or off-balance sheet position should not be viewed independently.

SECOND QUARTER RESULTS

Net income for the second quarter of 1998 was $24.1 million or 20.4 percent increase over the prior year quarter. Earnings per diluted share of $0.89 represented a 13 cent increase over the $0.76 for the second quarter of 1997. Return on average assets improved 4 basis points to 1.28 percent while the return on average equity of 16.50 percent was up 50 basis points over the prior year quarter.

The net interest margin of 4.43 percent declined 9 basis points between the quarters and the interest rate spread decreased 6 basis points to 3.87 percent. Interest income, taxable equivalent, for the quarter ending June 30, 1998 was $146.0 million, up $17.6 million or 13.7 percent over the second quarter of 1997. Growth in average earning assets was responsible for $19.6 million of the increase while product mix, spread compression, and the rate environment negatively impacted net interest income by $2.0 million. Average earning assets increased $913.2 million to $6.8 billion for the second quarter 1998, with average loans increasing $716.2 million and average investments rising $198.1 million. The average yield on earning assets declined 11 basis points to
8.51 percent with yields generally decreasing for all categories. Total interest expense of $69.6 million for the three months ending June 30, 1998, increased $8.8 million or 14.5 percent over the prior year quarter. The rates paid for these funds decreased to 4.64 percent down from the 4.69 percent experienced in the second quarter 1997. The $814.6 million average growth in interest-bearing funding sources was responsible for significantly all of the increase in interest expense between the two quarters. Average deposits for the quarter ending June 30, 1998 and 1997 were $5.4 billion and $4.7 billion, respectively. Short-term funding sources, consisting primarily of federal funds purchased, master notes, and repurchase agreements increased, on average, $110.5 million to $922.0 million for the second quarter of 1998 while long-term debt of $467.8 million exceeded the prior year quarter by $134.7 million.

Net charge-offs for the second quarter of 1998 were $3.5 million, up $727,000 from the prior year quarter and represented 0.28 percent of average loans. Net charge-offs of $2.7 million represented 0.26 percent of average loans for the second quarter 1997. Gross charge-offs and recoveries rose $915,000 and $188,000, respectively. Provision for loan losses increased $446,000 to $3.6 million for the three months ended June 30, 1998.

Noninterest income ("NII") increased $8.2 million to $33.5 million. As expected, the majority of the increase occurred in service charges on deposit accounts, insurance and brokerage commissions, mortgage income, and operating lease fees. The increased customer base, reduction of waived fees, and a late 1997 increase in non-sufficient funds ("NSF") charges stimulated the $1.9 million increase in service charge revenue. Other service charges and insurance and brokerage commissions increased $728,000 and $1.3 million, respectively over the second quarter of 1997. Rental income associated with operating lease activities increased $1.2 million from the second quarter 1997 primarily due to volume.

Noninterest expenses ("NIE") for the quarter ending June 30, 1998 were $68.1 million, up 19.2 percent from the $57.1 million recorded for the quarter ending June 30, 1997. Increase in personnel expenses was responsible for $6.1 million of the increase primarily attributable to the timing of the 1997 and 1998 acquisitions. Timing of expenditures for consulting services and the charges related to the outsourcing of various functions accounted for the $1.0 million increase in outsourced services. The increase in the number of financial stores and in the customer base influenced the $1.2 million increase in supplies, postage, and telephone expenses.


CURRENT ACCOUNTING ISSUES

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but comparative information must be provided for interim periods in the second year of application. Centura, as required, will adopt this statement for the year ending December 31, 1998.

In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The statement revises the required disclosures for pensions and other postretirement plans but does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. Centura, as required, will adopt this statement for the year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods.

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

YEAR 2000

The Year 2000 issue confronting Centura and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. The Emerging Issues Task Force provided guidance concerning the accounting for these costs related to Year 2000 modification. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred. Management currently estimates that the aggregate direct costs for 1998 and 1999 will be approximately $1.7 million and $1.0 million, respectively. In addition to the direct costs, indirect costs will also be incurred. These indirect costs will consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. These direct and indirect costs are not expected to have a material effect on results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Centura has expensed approximately $1.9 million in direct costs related to Year 2000, with approximately $600,000 being incurred in the first half of 1998. Expenditures for the Year 2000 compliance project including direct and indirect costs are estimated to total $6-$8 million.

Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on the operations of Centura. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Centura.

Relations with third parties in which electronic data is exchanged exposes Centura to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, Centura is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities.

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

TABLE 1

------------------------------------------------------------------------------------------------------------------------------------
LOANS

                                                        June 30, 1998              June 30, 1997              December 31, 1997
                                                        -------------              -------------               ----------------
(Dollars in thousands)                       Balance          % of Total       Balance     % of Total      Balance        % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $   964,077             19.5%     $   782,962          18.4%    $   846,074           18.4%
Commercial mortgage                          967,762             19.6          809,192          19.1         894,014           19.5
Real estate construction                     592,509             12.0          545,810          12.9         578,304           12.6
                                        --------------------------------------------------------------------------------------------
     Commercial loan portfolio             2,524,348             51.1        2,137,964          50.4       2,318,392           50.5
Consumer                                     366,852              7.4          272,878           6.4         321,513            7.0
Residential mortgage                       1,520,169             30.8        1,320,128          31.1       1,426,306           31.1
Leases                                       455,884              9.2          472,031          11.1         470,376           10.3
Other                                         75,921              1.5           40,867           1.0          49,995            1.1
------------------------------------------------------------------------------------------------------------------------------------

Total loans                              $ 4,943,174            100.0%     $ 4,243,868         100.0%    $ 4,586,582          100.0%
====================================================================================================================================

Residential mortgage servicing
     portfolio for others                $ 2,731,000                       $ 2,425,000                   $ 2,812,000
====================================================================================================================================




TABLE 2
---------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED

                                                  June 30, 1998                   June 30, 1997
                                          -----------------------------     ----------------------------------
(Dollars in thousands)                       Balance          % of Total       Balance       % of Total
---------------------------------------------------------------------------------------------------------------
Demand, noninterest-bearing              $   802,722             14.9%     $   671,295          14.3%
Interest checking                            727,875             13.5          631,584          13.5
Money market                                 990,817             18.4          719,839          15.4
Savings                                      296,338              5.5          287,868           6.1
---------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000       1,757,098             32.6        1,732,188          36.9
  Certificates of deposit > $100,000         488,864              9.1          353,952           7.5
  IRA                                        320,646              6.0          294,920           6.3
---------------------------------------------------------------------------------------------------------------
     Total time deposits                   2,566,608             47.7        2,381,060          50.7
---------------------------------------------------------------------------------------------------------------

Total average deposits                   $ 5,384,360            100.0%      $ 4,691,646        100.0%
===============================================================================================================

TABLE 3

-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiaries


                                                   Six months ended                                  Six months ended
                                                     June 30, 1998                                     June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Interest       Average                         Interest        Average
                                          Average         Income/        Yield/          Average          Income/        Yield/
(Dollars in thousands)                    Balance         Expense         Rate           Balance          Expense         Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                              $    4,783,111    $    221,416          9.25%    $    4,148,198    $   194,428          9.36%
Taxable securities                      1,825,538          60,536          6.64          1,588,788         52,616          6.62
Tax-exempt securities                      38,834           1,734          8.93             43,958          1,947          8.86
Short-term investments                     28,113             694          5.23             29,601            814          5.47
                                    -------------     -----------                    -------------     ----------
Interest-earning assets, gross          6,675,596         284,380          8.51          5,810,545        249,805          8.59
Net unrealized gain (loss) on available
   for sale securities                     13,864                                             (492)
Other assets, net                         662,383                                          510,040
                                    -------------                                    -------------
    Total assets                   $    7,351,843                                   $    6,320,093
                                    =============                                    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                  $      727,875    $      5,385          1.49%    $      631,584    $     5,436         1.74%
Money market                              990,817          21,452          4.37            719,839         14,784         4.14
Savings                                   296,338           2,636          1.79            287,868          2,836         1.99
Time                                    2,566,608          69,292          5.44          2,381,060         64,759         5.48
                                     ------------     -----------                    -------------     ----------
    Total interest-bearing deposits     4,581,638          98,765          4.35          4,020,351         87,815         4.40
Borrowed funds                            859,351          22,750          5.27            729,707         18,674         5.09
Long-term debt                            424,966          14,208          6.65            321,129         10,269         6.36
                                    -------------     -----------                    -------------     ----------
Interest-bearing liabilities            5,865,955         135,723          4.65          5,071,187        116,758         4.63
Demand, noninterest-bearing               802,722                                          671,295
Other liabilities                         110,924                                           82,759
Shareholders' equity                      572,242                                          494,852
                                    -------------                                    -------------
    Total liabilities and
      shareholders' equity         $    7,351,843                                   $    6,320,093
                                    =============                                    =============

Interest rate spread                                                       3.86%                                          3.96%

Net yield on interest-
    earning assets                 $    6,675,596    $    148,657          4.43%    $    5,810,545    $   133,047         4.55%
                                     =============     ===========                    =============     ==========

Taxable equivalent adjustment                        $      3,617                                     $     3,696
                                                       ===========                                      ==========

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
Centura Banks, Inc. and Subsidiaries

                                                    Three months ended                               Three months ended
                                                      June 30, 1998                                     June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                           Interest        Average                        Interest         Average
                                           Average         Income/          Yield/         Average         Income/           Yield/
(Dollars in thousands)                     Balance         Expense          Rate           Balance         Expense            Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                 $    4,905,005   $    113,968           9.24%     $  4,188,811    $    99,102           9.41%
Taxable securities                         1,858,811         30,728           6.61         1,671,405         27,851           6.67
Tax-exempt securities                         37,394            839           8.97            42,576            948           8.91
Short-term investments                        25,112            324           5.43            26,264            369           5.56
                                        -------------    -----------                      -----------     ----------
Interest-earning assets, gross             6,826,322        145,859           8.51         5,929,056        128,270           8.62
Net unrealized gain (loss) on available
   for sale securities                        12,900                                          (3,021)
Other assets, net                            691,281                                         527,946
                                        -------------                                     -----------
    Total assets                      $    7,530,503                                    $  6,453,981
                                        =============                                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                     $      730,152   $      2,570           1.41%     $    623,208    $     2,626           1.69%
Money market                               1,025,149         11,159           4.37           746,488          7,832           4.21
Savings                                      299,155          1,338           1.79           286,222          1,419           1.99
Time                                       2,555,948         34,628           5.43         2,385,121         32,753           5.51
                                        -------------    -----------                      -----------     ----------
    Total interest-bearing deposits        4,610,404         49,695           4.32         4,041,039         44,630           4.43
Borrowed funds                               922,005         12,236           5.25           811,510         10,691           5.21
Long-term debt                               467,760          7,693           6.51           333,013          5,479           6.51
                                        -------------    -----------                      -----------     ----------
Interest-bearing liabilities               6,000,169         69,624           4.64         5,185,562         60,800           4.69
Demand, noninterest-bearing                  829,482                                         684,472
Other liabilities                            116,074                                          82,920
Shareholders' equity                         584,778                                         501,027
                                        -------------                                     -----------
    Total liabilities and
      shareholders' equity            $    7,530,503                                    $  6,453,981
                                        =============                                     ===========

Interest rate spread                                                          3.87%                                           3.93%

Net yield on interest-
    earning assets                    $    6,826,322   $     76,235           4.43%     $  5,929,056    $    67,470           4.52%
                                        =============    ===========                     ===========     ==========

Taxable equivalent adjustment                          $      1,817                                     $     2,004
                                                         ===========                                      ==========

TABLE 4

------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                               At and for the six months            At and for the year
                                                                     ended June 30,                  ended December 31,
                                                             -------------------------------         -------------------
(Dollars in thousands)                                               1998            1997                     1997
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period               $    64,279      $    58,715             $    58,715
Allowance for acquired loans                                         2,068                -                   3,133
Provision for loan losses                                            7,028            6,083                  13,418
Loans charged off                                                   (8,398)          (7,256)                (14,425)
Recoveries on loans previously charged off                           2,014            1,664                   3,438
------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                                  (6,384)          (5,592)                (10,987)
------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period                        $ 66,991         $ 59,206                $ 64,279
========================================================================================================================

Loans at period-end                                            $ 4,943,174      $ 4,243,868             $ 4,586,582
Average loans                                                    4,783,111        4,148,198               4,309,064
Nonperforming loans                                                 30,022           24,001                  23,722

Allowance for loan losses to loans at period-end                      1.36%            1.40%                   1.40%
Net charge-offs to average loans                                      0.27%            0.27%                   0.25%
Allowance for loan losses to nonperforming loans                      2.23x            2.47x                   2.71x
========================================================================================================================




TABLE 5
------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                        June 30,                         December 31,
                                                             -------------------------------           -----------------
(Dollars in thousands)                                           1998             1997                        1997
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                               $    30,022      $    24,001                 $ 23,722
Foreclosed property                                                  3,396            3,739                    4,155
------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                     $    33,418      $    27,740                 $ 27,877
========================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                                     0.68%            0.65%                    0.61%
    Total assets                                                      0.44%            0.42%                    0.39%
========================================================================================================================

Accruing loans past due ninety days or greater                 $      9,583     $      9,060               $   6,985
========================================================================================================================

TABLE 6

------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS

                                        Tier I Capital  Total Capital   Tier I Leverage
June 30, 1998                                10.48%         11.09%           7.71%
December 31, 1997                            10.60          11.19            7.51
June 30, 1997                                11.98          12.55            8.31
Minimum requirement                           4.00           8.00            3.00-5.00




TABLE 7
------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at June 30, 1998 are summarized below:
                                                                                  Weighted Average
                                                           Weighted Average Rate     Remaining        Estimated
                                             Notional        During the Quarter     Contractual      Fair Value
(Dollars in thousands)                        Amount       Received          Paid   Term (Years)     Gain (Loss)
-------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS
Corporation pays fixed/receives variable     $ 394,442      5.72%            6.10%        2.7          $ (1,883)
Corporation pays variable/receives fixed       296,000      6.36%            5.70%        6.4             4,296
Corporation pays variable/receives variable    250,000      5.66%            5.70%        0.7              (202)
                                            -----------                                               -----------
     Total interest rate swaps               $ 940,442                                                   $ 2,211
                                            ===========                                               ===========


Interest rate cap and floor agreements at June 30, 1998 are summarized below:
                                                                                      Weighted Average
                                                                                        Remaining
                                             Notional       Average      Current Index Contractual     Carrying     Estimated
                                              Amount        Rate *           Rate     Term (Years)      Value       Fair Value
-----------------------------------------------------------------------------------------------------------------   ----------
Interest Rate Floors                         $ 180,000       5.73%          5.72%          2.4             $ 766      $ 1,310
                                            ===========                                               ===========   ==========
Interest Rate Caps                           $  22,000       7.00%          5.72%          5.3             $ 513        $ 160
                                            ===========                                               ===========   ==========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8

------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS



                                                                    Six months ended
                                                                 June 30, 1998 and 1997
------------------------------------------------------------------------------------------------------------
                                                         Income/                     Variance
                                                         Expense                  Attributable To
(In thousands)                                           Variance             Volume             Rate
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                    $ 26,988            $ 29,418         $ (2,430)
Taxable securities                                          7,920               7,851               69
Tax-exempt securities                                        (213)               (229)              16
Short-term investments                                       (120)                (40)             (80)
                                                   ---------------     ---------------   --------------
    Total interest income                                  34,575              37,000           (2,425)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                                           (51)                768             (819)
  Money market                                              6,668               5,829              839
  Savings                                                    (200)                 82             (282)
  Time                                                      4,533               5,013             (480)
                                                   ---------------     ---------------   --------------
    Total interest-bearing deposits                        10,950              11,692             (742)
Borrowed funds                                              4,076               3,414              662
Long-term debt                                              3,939               3,453              486
                                                   ---------------     ---------------   --------------
    Total interest expense                                 18,965              18,559              406
                                                   ---------------     ---------------   --------------

    Net interest income                                  $ 15,610            $ 18,441         $ (2,831)
                                                   ===============     ===============   ==============

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS



                                                                   Three months ended
                                                                 June 30, 1998 and 1997
------------------------------------------------------------------------------------------------------------
                                                      Income/                     Variance
                                                      Expense                  Attributable To
(In thousands)                                        Variance             Volume             Rate
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                $ 14,866            $ 16,670         $ (1,804)
Taxable securities                                      2,877               3,100             (223)
Tax-exempt securities                                    (109)               (116)               7
Short-term investments                                    (45)                (16)             (29)
                                                  ---------------     ---------------   --------------
    Total interest income                              17,589              19,638           (2,049)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                                       (56)                413             (469)
  Money market                                          3,327               3,023              304
  Savings                                                 (81)                 62             (143)
  Time                                                  1,875               2,319             (444)
                                                  ---------------     ---------------   --------------
    Total interest-bearing deposits                     5,065               5,817             (752)
Borrowed funds                                          1,545               1,466               79
Long-term debt                                          2,214               2,216               (2)
                                                  ---------------     ---------------   --------------
    Total interest expense                              8,824               9,499             (675)
                                                  ---------------     ---------------   --------------

    Net interest income                               $ 8,765            $ 10,139         $ (1,374)
                                                  ===============     ===============   ==============

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

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings
Not applicable

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders Registrant's Annual Meeting of Shareholders was April 15, 1998:
       1) All of the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 11, 1998 were duly elected Directors of the Registrant. Eighty-four percent of the outstanding shares were voted. Of the 21,891,356 shares voted, each director received at least 21,517,398 shares or 98.3% in favor.
       2) An Amendment to the Centura Banks, Inc. Omnibus Equity Compensation Plan (the "Plan") to increase the aggregate number of shares of common stock of Centura Banks, Inc. available for awards under the Plan was voted on. Of the 21,891,356 shares voted, 68.9% voted in favor.

        Item 5.   Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -
       Exhibit                                                                          Exhibit
          No.     Description of Exhibit                                               Reference
         4.1      Excerpts from Centura's Articles of Incorporation and
                  Bylaws relating to rights of holders of Registrant's capital
                  stock                                                                 4.1 (1)
         4.2      Specimen certificate of Centura common stock                          4.2 (2)
        27.1      Financial Data Schedule - (Restated due to the adoption of
                  SFAS No. 128) included in the electronically filed document as required.
        27.2      Financial  Data  Schedule  included  in the  electronically filed document as required.

       (1)Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2)Included  as the  identified  exhibit in Centura  Banks,  Inc.  Annual
          Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)  Reports on Form 8-K -
       1)A report on Form 8-K dated  April 6, 1998 was filed under Item 5, Other
         Events, indicating the Registrant's announcement on April 6, 1998 of earnings for the three months ended March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                           CENTURA BANKS, INC.
                                   Registrant

Date:  August 14, 1998                               By: /s/Steven J. Goldstein
                                                         ----------------------
                                                            Steven J. Goldstein
                                                        Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX

                                                                             Sequential
Exhibit                       Description of Exhibit                           Page No.
------------------------------------------------------------------------------------------------------------------------------------
4.1          Excerpts from Centura's Articles of Incorporation and Bylaws
             relating to rights of holders of Registrant's capital stock           *(1)

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