Form 10-Q
period 1998-09-30
CENTURA BANKS INC
filed 1998-11-16
CIK 861461

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________ to ________

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
                                 [ ] Yes [ ] No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                         26,572,143
--------------------------------------------------------------------------------
(Class of Stock)                     (Shares outstanding as of October 31, 1998)

Exhibit Index on sequential page number 35.

                        CENTURA BANKS, INC.
                             FORM 10-Q
                               INDEX

                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         September 30, 1998 and 1997, and December 31, 1997                  4

         Consolidated Statements of Income -
         Three months and nine months ended September 30, 1998 and 1997      5

         Consolidated Statement of Shareholders' Equity -
         Nine months ended September 30, 1998                                6

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997                       7

         Notes to Consolidated Financial Statements                       8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11-29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      30-31




Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  32
Item 2.  Changes in Securities and Use of Proceeds                          32
Item 3.  Defaults upon Senior Securities                                    32
Item 4.  Submission of Matters to a Vote of Securities Holders              32
Item 5.  Other Information                                                  32
Item 6.  Exhibits and Reports on Form 8-K                                   33

SIGNATURES                                                                  34

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                                        September 30,              December 31,
                                                         -------------------------------------  -----------------
(In thousands, except share data)                                  1998                1997            1997
----------------------------------------------------------------------------------------------  -----------------
ASSETS
Cash and due from banks                                   $       240,958     $       303,724    $       268,248
Due from banks, interest-bearing                                   18,344              15,114             13,873
Federal funds sold                                                  1,234               7,774             29,552
Investment securities:
  Available for sale (cost of $1,961,740, $1,448,475
    and $1,623,330, respectively)                               1,995,157           1,460,930          1,639,500
  Held to maturity (market value of $102,730,
    $233,938 and $191,689, respectively)                           99,312             232,417            188,556
Loans                                                           5,012,758           4,511,074          4,586,582
  Less allowance for loan losses                                   67,105              62,282             64,279
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   4,945,653           4,448,792          4,522,303
Bank premises and equipment                                       114,927             114,952            115,464
Other assets                                                      389,263             307,578            347,934
-----------------------------------------------------------------------------------------------------------------
Total assets                                              $     7,804,848     $     6,891,281    $     7,125,430
=================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                             $       895,160     $       824,703    $       816,475
  Interest-bearing                                              4,169,495           3,973,992          4,076,372
  Time deposits over $100                                         504,325             411,141            472,078
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              5,568,980           5,209,836          5,364,925
Borrowed funds                                                  1,006,809             732,013            733,192
Long-term debt                                                    482,779             337,975            382,129
Other liabilities                                                 127,892              81,993            106,848
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                               7,186,460           6,361,817          6,587,094

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                             -                   -                  -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of 26,560,264, 25,893,357
    and 25,862,375, respectively                                  193,584             190,083            187,435
Common stock acquired by ESOP                                        (143)               (287)              (251)
Unrealized securities gains, net                                   20,821               7,826              9,970
Retained earnings                                                 404,126             331,842            341,182
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        618,388             529,464            538,336
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $     7,804,848     $     6,891,281    $     7,125,430
=================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                               ---------------------------   ---------------------------
(Dollars in thousands, except per share data)      1998          1997           1998           1997
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                          $    116,524  $    103,936  $     337,615  $     298,163
Investment securities:
  Taxable                                            29,841        26,856         87,685         76,644
  Tax-exempt                                            457           596          1,591          1,875
Short-term investments                                  348           456          1,042          1,271
--------------------------------------------------------------------------------------------------------
Total interest income                               147,170       131,844        427,933        377,953

INTEREST EXPENSE
Deposits                                             51,326        46,904        150,092        134,719
Borrowed funds                                       11,481        11,150         34,231         29,824
Long-term debt                                        7,701         6,331         21,908         16,600
--------------------------------------------------------------------------------------------------------
Total interest expense                               70,508        64,385        206,231        181,143
--------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                  76,662        67,459        221,702        196,810
Provision for loan losses                             4,041         3,486         11,069          9,569
--------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses  72,621        63,973        210,633        187,241

NONINTEREST INCOME
Service charges on deposit accounts                  12,786        10,744         34,909         29,588
Credit card and related fees                          2,333         1,951          5,927          4,721
Other service charges, commissions and fees           7,556         5,424         22,577         15,766
Fees for trust services                               2,400         1,830          6,900          5,730
Mortgage income                                       4,691         2,801         12,516          8,268
Other noninterest income                              5,534         5,474         17,325         13,651
Securities gains, net                                   341           161            570             35
--------------------------------------------------------------------------------------------------------
Total noninterest income                             35,641        28,385        100,724         77,759

NONINTEREST EXPENSE
Personnel                                            34,060        28,608         98,579         83,521
Occupancy                                             4,084         3,618         11,794         10,399
Equipment                                             5,191         5,455         15,711         15,920
Foreclosed real estate losses and related
   operating expense                                    336           265            930            987
Other operating                                      26,552        21,685         75,982         63,025
--------------------------------------------------------------------------------------------------------
Total noninterest expense                            70,223        59,631        202,996        173,852
--------------------------------------------------------------------------------------------------------
Income before income taxes                           38,039        32,727        108,361         91,148
Income taxes                                         12,904        11,027         36,695         31,594
--------------------------------------------------------------------------------------------------------
NET INCOME                                     $     25,135   $    21,700    $    71,666    $    59,554
========================================================================================================


NET INCOME PER COMMON SHARE
Basic                                          $       0.95   $      0.84    $      2.72    $      2.31
Diluted                                                0.93          0.82           2.67           2.26
========================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                            26,549,022    25,842,902     26,364,975     25,779,234
Diluted                                          27,030,789    26,415,293     26,873,328     26,303,968
========================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Centura Banks, Inc. and Subsidiaries
Nine months ended September 30, 1998
(Unaudited)


                                                                      Common   Unrealized
                                                                      Stock    Securities                 Total
                                                Common Stock         Acquired    Gains,     Retained   Shareholders'
                                            Shares       Amount      by ESOP      Net       Earnings      Equity
                                         -----------   ----------   --------------------   ----------   ----------
(Dollars in thousands)
Balance, December 31, 1997               25,862,375  $   187,435  $    (251) $    9,970  $   341,182  $   538,336
Net income                                        -            -          -           -       71,666       71,666
Common stock issued:
    Stock option plans and stock awards     116,905        2,217          -           -        -            2,217
    Acquisitions                            625,984        6,179          -           -        6,713       12,892
Redemption of common stock                  (45,000)      (3,041)         -           -            -       (3,041)
Unrealized securities gains, net                  -            -          -      10,851            -       10,851
Other                                             -          794        108           -            -          902
Cash dividends                                    -            -          -           -      (15,435)     (15,435)
                                         -----------   ----------   --------   ---------   ----------   ----------
Balance, September 30, 1998              26,560,264  $   193,584  $    (143) $   20,821  $   404,126  $   618,388
                                         ===========   ==========   ========   =========   ==========   ==========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries
(Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                    September 30,
                                                                                             --------------------------
(Dollars in thousands)                                                                          1998           1997
                                                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $     71,666    $    59,554
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                   11,069          9,569
      Depreciation on assets under operating leases                                                9,491          5,345
      Depreciation and amortization, excluding depreciation on assets under operating leases      26,794         22,782
      Decrease in deferred income taxes                                                            8,902          6,521
      Loan fees deferred, net                                                                        608             97
      Bond premium amortization and discount accretion, net                                          662          1,730
      Gain on sales of investment securities                                                        (570)           (35)
      Loss on sales of foreclosed real estate                                                        137              -
      Gain on sales of equipment under lease                                                      (4,525)        (1,372)
      Proceeds from sales of mortgage loans held for sale                                        540,455        263,455
      Originations, net of principal repayments, of mortgage loans held for sale                (571,016)      (267,634)
      Increase in accrued interest receivable                                                     (4,301)        (6,755)
      Decrease in accrued interest payable                                                         4,336          1,453
      Net increase in other assets and other liabilities                                         (56,821)        (8,880)
                                                                                              -----------     ----------
          Net cash provided by operating activities                                               36,887         85,830
                                                                                              -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                           (310,314)      (238,036)
Purchases of:
      Securities available for sale                                                             (881,534)      (907,184)
      Securities held to maturity                                                                      -        (45,583)
      Premises and equipment                                                                     (10,906)       (12,774)
      Other                                                                                            -        (50,000)
Proceeds from:
      Sales of securities available for sale                                                     176,139        455,620
      Maturities and issuer calls of securities available for sale                               395,822        320,679
      Maturities and issuer calls of securities held to maturity                                  89,235         69,136
      Sales of foreclosed real estate                                                              1,730          2,691
      Dispositions of premises and equipment                                                       2,062          1,509
      Dispositions of equipment used in leasing activities                                        13,389          3,666
Cash acquired, net of cash paid, in purchase acquisitions                                         26,664        106,871
                                                                                               -----------     ----------
      Net cash used by investing activities                                                     (497,713)      (293,405)
                                                                                               -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                          62,090        163,218
Net increase in short-term borrowings                                                            273,420         46,722
Proceeds from issuance of long-term debt                                                         199,472        123,210
Repayment of long-term debt                                                                     (100,540)       (96,037)
Cash dividends paid                                                                              (22,416)       (20,373)
Proceeds from issuance of common stock, net                                                        1,281          3,025
Redemption of common stock                                                                        (3,041)             -
Other                                                                                               (577)        (1,469)
                                                                                               -----------     ----------
      Net cash provided by financing activities                                                  409,689        218,296
                                                                                               -----------     ----------

(Decrease) increase in cash and cash equivalents                                                 (51,137)        10,721

Cash and cash equivalents at January 1                                                           311,673        315,891
                                                                                               -----------     ----------
Cash and cash equivalents at September 30                                                   $    260,536    $   326,612
                                                                                               ===========     ==========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION  Cash paid  during the nine months for:
      Interest                                                                              $    201,895    $   179,690
      Income taxes                                                                                14,033         17,215
Noncash transactions:
      Stock issued in purchase acquisitions and other stock issuances, net                        12,915              -
      Unrealized securities gains (losses), net of taxes                                          20,821          7,826
      Other                                                                                        1,043          1,325
      Loans transferred to foreclosed property                                                     1,343          4,650
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

The information contained in the consolidated financial statements and accompanying footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Mergers and Acquisitions

Acquisition activity through September 30, 1998 and for 1997 is summarized below. Data for the completed transactions is as of the date of acquisition.



                                                         Acquisition   Banking                               Shares
                       Institution                          Date       Offices   Assets  Loans    Deposits   Issued
Completed Acquisitions ___________                       ___________   _______   ______  _____    ________   ______
(dollars in millions)

1998
Moore and Johnson, Inc.  ("Moore and Johnson") (2)         1/30/98       ----      $  3     ----     ----      48,950
Pee Dee Bankshares, Inc. ("Pee Dee") (1)                   3/27/98         6       $138     $ 93     $125     577,034
Deposit assumption from NBC Bank, FSB (2)                  7/24/98         4       $ 17     $  4     $ 17       ----

1997
Deposit assumption from Branch Banking and Trust
   Company   and United Carolina Bank  ("BB&T") (2)        8/15/97        13       $313     $171     $313       ----
Betts & Company  ("Betts") (2)                             11/3/97       ----      $  1     ----     ----      44,443
Deposit assumption from NationsBank, N.A.                 11/13/97
("NationsBank") (2)                                                        5       $ 88     $ 52     $ 86       ----
Deposit assumption from First Union National Bank
("First Union") (2)                                        12/5/97       ----      $ 16     ----     $ 16       ----

(1) Merger accounted for as a pooling-of-interests
(2) Acquisition accounted for as a purchase


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

On March 27, 1998, Centura completed its merger with of Pee Dee Bankshares, Inc. and its wholly-owned subsidiary, Pee Dee State Bank (collectively, Pee Dee) headquartered in Timmonsville, South Carolina. Pee Dee represents Centura's entrance into the South Carolina banking market. Under the terms of the agreement, the shareholders of Pee Dee received 577,034 shares of Centura common stock for the issued and outstanding common shares of Pee Dee. Although the transaction was accounted for as a pooling-of-interests, the merger was not material and, accordingly, prior period financial statements have not been restated.

On July 24, 1998, Centura assumed approximately $17 million of deposits from NBC Bank, FSB. The transaction added approximately $1.6 million in goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel.

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

For the acquisitions accounted for under the purchase method of accounting, the financial position and results of operations relative to each transaction are included in the consolidated financial statements since the date of consummation.

On October 28, 1998, Centura announced the execution of a definitive agreement to merge with First Coastal Bankshares, Inc.("First Coastal") of Virginia Beach, Virginia. Pursuant to the terms of the agreement, First Coastal shareholders will receive 0.3400 shares of Centura common stock for each share of First Coastal common stock as long as Centura's closing stock price for the ten days prior to closing of the transaction is between $58.7563 and $79.4938. The exchange ratio is subject to adjustment should the average closing price fall below $58.7563 or exceed $79.4938. First Coastal has also granted Centura an option to purchase under certain conditions up to 19.9 percent of First Coastal's outstanding shares of common stock. The transaction is expected to be accounted for as a pooling-of-interests and is subject to shareholder and regulatory approvals and the satisfaction of certain other conditions. First Coastal operates 17 locations in the Hampton Roads region of Virginia. At September 30, 1998, First Coastal had total assets of approximately $578 million. It is anticipated that the merger will occur during the first quarter of 1999.


Note 3:  Reclassifications

Certain items in the September 30, 1997 and the December 31, 1997 consolidated financial statements have been reclassified to conform with the September 30, 1998 presentation. Such reclassifications had no impact on net income or shareholders' equity.

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

For the nine months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $82.5 million and $65.8 million, respectively. For the three months ended September 30, 1998 and 1997, total comprehensive income was $35.8 million and $25.9 million, respectively.

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

Note 5:  Commitments and Contingencies

     Registrant's subsidiary, Centura Bank ("Bank"), is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina, in which it is alleged that Bank breached its duties and committed other violations of law (i) as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and (ii) in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A. R. Staton, Ingeborg Staton, Mercedes Staton, et. als. v. G. Thomas
Brame, Jerr Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996; however, no claim for a specific monetary amount was made until 1998, in connection with motion practice in the matter. The amount of Plaintiffs' claims are material to Registrant and its subsidiaries taken as a whole. Registrant and Bank believe that Bank has meritorious defenses to all claims asserted in these cases and Bank is defending the cases vigorously.

In a separate and related case (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O.; v. Poyner & Spruill, L.L.P. and Centura Bank, consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Bank is alleged to have provided plaintiffs with false information regarding the establishment and funding of a medical clinic failed to exercise reasonable care or competence in obtaining such information and committed other violations of law. Plaintiffs allege that they were damaged as a result and seek specific performance or recovery of money damages in an amount that is material to Registrant and its subsidiaries taken as a whole. Registrant and Bank believe Bank has meritorious defenses to all claims asserted in this case and Bank is defending the case vigorously.

CENTURA BANKS, INC.
PART I.  FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 1998

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina, Virginia and South Carolina. Through Centura Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels as evidenced by the Centura Highway telephone banking center, supermarket locations, and home banking through leading online money management packages.

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


SUMMARY

Net income for the nine months ended September 30, 1998 totaled $71.7 million, an increase of $12.1 million or 20.3 percent over the $59.6 million earned during the same period of 1997. On a diluted per share basis, net income was $2.67, an increase of $0.41 over the nine months ended September 30, 1997. Operating results for the first nine months of 1998 generated an annualized return on assets of 1.29 percent and an annualized return on equity of 16.42 percent compared to 1.23 percent and 15.83 percent, respectively, for the comparable period in 1997. Key factors responsible for these results were as follows:

o Taxable equivalent net interest income increased $24.5 million to $227.2 million for the nine months ended September 30, 1998 as compared to $202.6 million for the same period in 1997. This increase was primarily attributable to an $843.7 million increase in average earning assets between the two periods.

o Average loans increased to $4.9 billion for the nine months ended September 30, 1998 compared to $4.2 billion for the same period of 1997. Deposits averaged $5.4 billion for the first nine months of 1998, an increase of $659.3 million over the prior year period. Deposit and loan growth averaged
     13.8 percent and 14.9 percent, respectively.

o Centura earned $100.7 million of noninterest income for the nine-month period ended September 30, 1998 which represented a 29.5 percent increase over the $77.8 million earned for the comparable prior year period. Each significant noninterest income area demonstrated growth between the periods. Non-interest expense growth was held to 16.8 percent between the periods with noninterest expenses totaling $203.0 million and $173.9 million, respectively, for the nine months ended September 30, 1998 and 1997.

o Nonperforming assets of $32.1 million at September 30, 1998 increased $3.5 million from September 30, 1997, representing 0.41 percent and 0.42 percent of total assets, respectively. The majority of this increase was in the leasing portfolio.

o The allowance for loan losses was $67.1 million, representing 1.34 percent of total loans at September 30, 1998, compared to $62.3 million and 1.38 percent at September 30, 1997. Gross charge-offs were $13.0 million, up $2.5 million from the $10.5 million recorded for the prior year period. Recoveries totaled $2.7 million and $2.1 million, respectively, for the nine months ended September 30, 1998 and 1997. The provision for loan losses was $11.1 million for the nine months ended September 30, 1998 versus $9.6 million for the same period of 1997.


INTEREST-EARNING ASSETS

Interest-earning assets averaged $6.8 billion for the nine months ended September 30, 1998, an increase of $843.7 million or 14.2 percent over the average earning assets of $5.9 billion for the nine months ended September 30, 1997. The primary components of the increase were loans and leases, which grew $629.7 million and the investment portfolio, which increased $217.7 million.

At September 30, 1998, earning assets were $7.1 billion, representing a $899.5 million or 14.4 percent increase over the level at September 30, 1997. For additional information on average interest-earning assets, refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans
Loans at September 30, 1998 were $5.0 billion, an increase of $501.7 million, or
11.1 percent over the $4.5 billion at September 30, 1997. Excluding the fourth quarter 1997 acquisitions and the 1998 Pee Dee transaction, growth between the periods was approximately 7.9 percent. Table 1 summarizes total loans outstanding and the mix of loans being held. Loan growth was generally present for each category. The commercial portfolio represented 52.0 percent and 50.9 percent, respectively, of total loans at September 30, 1998 and 1997. Of these commercial loans, over 90 percent are secured.

Loans averaged $4.9 billion for the nine months ended September 30, 1998, increasing 14.9 percent over the average loan volume of $4.2 billion for the comparable prior year period. Loans of approximately $93 million were added this year through the acquisition of Pee Dee. Excluding the impact of acquisition activity, average loan growth was approximately 9.1 percent between the two periods.

Average loan growth was driven primarily by volume generated in the commercial loan portfolio. On average, commercial loans increased $396.6 million between the two nine-month periods. Consumer loans (equity lines, residential mortgages, installment loans, and other credit line loans) were higher, on average, by $235.4 million or 16.9 percent over the prior year period. Growth in installment type loans, influenced by a fourth quarter 1997 loan campaign, was responsible for over half of the increase. Acquisition activity also contributed to the growth between the periods. The loan campaign involved direct marketing and utilized Centura's normal underwriting guidelines. Average loans represented
71.6 percent of average earning assets for the nine months ended September 30, 1998, increasing 40 basis points from the 71.2 percent for the same prior year period.

Credit is extended by Centura Bank almost exclusively to customers in its market areas of North Carolina, the Hampton Roads area of Virginia, and South Carolina. Although not a significant part of Centura's lending activities, foreign credit is extended on a case by case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. Management discourages loans to high technology start-up companies, to highly speculative real estate development projects, and to participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral and borrower.

Loans generated $338.1 million of taxable equivalent interest income for the nine months ended September 30, 1998 compared to $298.5 million for the same period last year. Growth in the average loan volume was responsible for $43.9 million of the increase while the rate environment impacted interest income negatively by $4.2 million. The average yield on the loan portfolio declined 13 basis points to 9.24 percent. The average yield on the mortgage loan portfolio experienced the greatest decline, decreasing 70 basis points to 7.40 percent as compared to the prior year period. See Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," for further detail.

Investment Securities
Investment securities represent the second largest component of earning assets. At September 30, 1998, investment securities totaled $2.1 billion, an increase of $401.1 million or 23.7 percent over the $1.7 billion at September 30, 1997. On average, the investment portfolio grew $217.7 million to $1.9 billion for the nine-month period ending September 30, 1998 as compared with the same prior year period. As a percentage of average earning assets, the investment portfolio represented 28.0 percent and 28.3 percent, respectively, for the nine months ended September 30, 1998 and 1997.

The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities so as to balance liquidity risk, credit risk, and price risk with an acceptable market return in the investment portfolio. Accordingly, at September 30, 1998, approximately 97 percent of the total investment portfolio consisted of obligations of the U.S. Government and its agencies and other investment grade fixed income securities.

The held to maturity ("HTM") investment portfolio declined $133.1 million compared to the same prior year period to $99.3 million at September 30, 1998. The decrease was due to the scheduled maturities within the portfolio. At September 30, 1998, the fair value of the HTM portfolio was $102.7 million, representing $3.4 million more than amortized cost.

The available for sale ("AFS") investment portfolio, which comprises the remainder and majority of the securities portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. At September 30, 1998, AFS investments were $2.0 billion, up $534.2 million compared with $1.5 billion at September 30, 1997. The recorded fair value of the AFS portfolio exceeded the amortized cost by $33.4 million at September 30, 1998, which amount has been recorded, net of tax, as a separate component of shareholders' equity. Marking the AFS securities to fair value at September 30, 1997, resulted in an unrealized gain of $12.5 million, pretax. Net realized gains of $570,000 were generated during the first nine months of 1998 from sales and issuer call activity compared to net gains of $35,000 during the comparable 1997 period.

Investment securities contributed $94.2 million in taxable equivalent interest income for the nine months ended September 30, 1998, an increase of $10.2 million over the $84.0 million earned in the comparable period of 1997. The average investment yield was unchanged between the two periods at 6.68 percent.


FUNDING SOURCES

Total funding sources averaged $6.7 billion for the nine month period ended September 30, 1998, a $872.9 million or 14.9 percent increase from the average volume of $5.9 billion for the comparable 1997 period. Funding sources include total deposits, short-term borrowings and long-term debt. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis", and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis".

Deposits
The deposit base at September 30, 1998 of $5.6 billion was up $359.1 million, or
6.9 percent, from the $5.2 billion level held at September 30, 1997.

For the first nine months of 1998, average deposits increased $659.3 million to $5.4 billion, or 13.8 percent over the comparable 1997 period. Average money market accounts grew $266.9 million, average certificates of deposit increased $167.2 million while average interest checking and noninterest-bearing deposits were higher by $93.1 million and $125.6 million, respectively. Centura's deposit mix trends demonstrate a slight shift from time deposits to money market accounts. On average, money market accounts represented 18.9 percent of the average deposit mix for the nine months ended September 30, 1998 compared to only 16.0 percent for the same period in 1997. Time deposits represented 47.2 percent of total average deposits for the nine-month period ended September 30, 1998 compared to 50.2 percent for the comparable 1997 period. The growth in money market accounts is due to the product's characteristics which include offering competitive rates while providing greater customer flexibility than the traditional certificates of deposits. Transaction accounts (interest checking and non-interest bearing demand deposits) on average increased 16.4 percent between the two nine-month periods and represented 28.5 percent and 27.8 percent, respectively, of average total deposits for the nine months ended September 30, 1998 and 1997. For additional information on deposits, see Table 2, "Average Deposit Mix for the Nine Months Ended." Excluding acquisition activity, total average deposits increased 4.6 percent over the nine months ended September 30, 1997.

Interest expense on deposits increased $15.4 million to $150.1 million for the nine months ending September 30, 1998 versus $134.7 million for the comparable period of 1997. The average rate paid for deposits decreased 6 basis points as shown in Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis". The average rate paid for all deposits types, excluding money market accounts, declined between the two nine-month periods. The 18 basis point increase in the cost of money market accounts was primarily attributable to changes in product pricing. As detailed further in Table 8, $16.7 million of the increase in deposit interest expense was due to increased volume while the rates paid for deposits resulted in a decrease of $1.3 million.

Other Funding Sources
The availability of alternative funding sources and slower deposit growth in recent periods influenced management to increase the utilization of nondeposit funding sources. The use of both short-term and long-term debt continues to be in line with management's asset/liability strategies. Consequently, borrowed funds, predominantly Federal funds purchased, securities sold under repurchase agreements and master notes, averaged $858.2 million for the nine months ended September 30, 1998, compared to the $756.6 million average volume for the period ending September 30, 1997. At September 30, 1998 and 1997, borrowings totaled $1.0 billion and $732.0 million, respectively. The increase was driven by an increase in federal funds purchased. Interest expense on borrowings increased by $4.4 million, primarily due to higher volume. The average rate paid for these funds increased 6 basis points over the comparable 1997 period to 5.26 percent.

At September 30, 1998, long-term debt, consisting predominantly of FHLB advances, Capital Securities and notes secured by lease rentals, totaled $482.8 million as compared to $338.0 million at September 30, 1997. The majority of the growth resulted from increased borrowings of $163.0 million from the Federal Home Loan Bank of Atlanta. The average amount of long-term debt increased $111.9 million to $445.0 million for the first nine months of 1998 compared to $333.1 million for the comparable prior year period. Rates paid for long-term funding decreased to 6.49 percent, an 8 basis points decline over the prior year period.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the nine months ended September 30, 1998 was $221.7 million, up $24.9 million from the $196.8 million earned during the nine months ended September 30, 1997. Net interest income on a fully taxable equivalent basis was $227.2 million for the first nine months of 1998 compared to $202.6 million for the same period in 1997, an increase of 12.1 percent. As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", the distribution of balance sheet growth contributed $27.6 million to taxable equivalent net interest income with the rate environment impacting taxable equivalent net interest income unfavorably by $3.0 million.

The net interest margin declined 7 basis points between the two nine-month periods to 4.45 percent. The interest rate spread, the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities, decreased 6 basis points to 3.87 percent for the nine months ended September 30, 1998. The earning asset yield was 8.51 percent for the nine months ended September 30, 1998, an 8 basis point decline from the comparable prior year period. The cost of interest bearing liabilities decreased 2 basis points to 4.64 percent. The decline in the net interest margin is, in part, due to average loan yields declining faster than the average rates on the corresponding funding sources.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 1998, provision for loan losses totaled $11.1 million, representing a $1.5 million increase over the comparable 1997 period. Provision has increased in response to loan growth and increases in charge-off trends. Net charge-offs totaled $10.3 million for the first nine months of 1998 while net charge-off activity for the same period in 1997 resulted in $8.4 million of net charge-offs. Segmented based on regulatory definitions, the most significant increases in net charge-offs were in credit cards and other consumer lending which experienced an increase in net charge-offs of $1.5 million between the two nine-month periods. Leasing charge-offs increased by $622,000 while commercial loans charge-offs declined slightly. Net charge-offs as a percent of average loans and leases, on an annualized basis were 0.28 percent and 0.27 percent, respectively, for the nine months ended September 30, 1998 and 1997.

The allowance for loan losses was $67.1 million at September 30, 1998, representing 1.34 percent of loans outstanding, compared to $62.3 million, or
1.38 percent of loans outstanding at September 30, 1997, and compared to $64.3 million or 1.40 percent of loans outstanding at December 31, 1997. After taking into consideration the growth of the loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Regulators, as part of their examination process, periodically review the allowance for loan losses and may require Centura to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. For additional information with respect to the activity in the allowance for loan losses, see Table 4 "Analysis of Allowance for Loan Losses." At September 30, 1998, the allowance for loan losses was 2.36 times nonperforming loans, down from 2.66 times at September 30, 1997 and 2.71 times at December 31, 1997.

Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets. Nonperforming assets increased $3.5 million to $32.1 million at September 30, 1998 and represented 0.41 percent of total assets at the end of the period. Nonperforming loans represented $5.1 million of the increase while foreclosed properties declined $1.6 million. Nonperforming assets were $28.6 million at September 30, 1997, or 0.42 percent of total assets. At December 31, 1997, nonperforming assets were $27.9 million or 0.39 percent of total assets. The increase in the nonperforming loans between the periods was principally from the leasing portfolio. Foreclosed property totaled $3.6 million, $5.2 million, and $4.2 million at September 30, 1998, September 30, 1997, and December 31, 1997, respectively.

Accruing loans past due ninety or more days were $10.1 million, $10.9 million and $7.0 million at September 30, 1998, September 30, 1997 and December 31, 1997, respectively, which represented 0.20 percent, 0.24 percent and 0.15 percent of outstanding loans, respectively.

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


NONINTEREST INCOME AND EXPENSE

Noninterest income ("NII") increased $23.0 million, or 29.5 percent, to $100.7 million for the nine months ended September 30, 1998 as compared with the same period in 1997. Centura experienced growth in all significant areas of NII. The percentage of total revenues derived from NII, taxable equivalent, was 30.72 percent for the first nine months of 1998 compared to 27.73 percent for the comparable prior year period. Total revenues are defined as NII plus net interest income.

Service charges on deposits, the largest component of NII, increased $5.3 million between the two nine-month periods. This increase was principally the result of growth in the deposit base, a late 1997 increase in non-sufficient funds ("NSF") charges, and the reduction of waived service charges. Insurance and brokerage commissions were higher by $4.9 million or 48.5 percent. Insurance commissions represented $4.0 million of the increase particularly due to the timing of the Betts and Moore and Johnson agency acquisitions, while the remaining increase of $889,000 was generated from increased volume in brokerage activities. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) increased $4.2 million, or 51.4 percent, between the comparable nine-month periods, particularly due to strong mortgage loan originations in 1998 and subsequent secondary market activity. Net operating lease income, credit card fees and trust fees were up $2.2 million, $1.2 million and $1.2 million, respectively, driven primarily by greater volumes. Other NII, which includes such items as earnings from Centura's investment in First Greensboro Home Equity, Inc. and bank-owned life insurance, increased $1.4 million compared to the same period in 1997.

Noninterest expense ("NIE") increased 16.8 percent, or $29.1 million to $203.0 million compared to the nine-month period in 1997. Personnel expenses, the largest component of noninterest expense, contributed $15.1 million to this increase, influenced strongly by additional personnel related to the 1997 and early 1998 acquisitions and to increases in incentives as a result of achieving target performance measures.

Fees for outsourced services, i.e. the outsourcing of various functions such as items processing, property management, and call processing generated from Centura's telephone banking center, are strongly volume based, and increased $3.6 million over the nine months ending September 30, 1997. The increase was due to greater volumes associated with growth in the customers base and the integration of new customers gained through acquisition as well as additional locations. Expenses related to Year 2000 efforts also impacted total outsourced services. The amortization of intangibles increased $2.2 million for the first nine months of 1998 compared to the same period last year due to the increased goodwill recorded for the late 1997 and 1998 purchase acquisitions.

Occupancy and equipment expense of $27.5 million for year to date 1998 increased $1.2 million over the comparable 1997 period, principally in rent and depreciation associated with the continued opening of retail in-store locations and the depreciation for equipment upgrades and enhancements. Primary operating expenses, including marketing, office supplies, postage, phone and employee education and travel were, in the aggregate, up by $4.0 million in response to an expanded customer base, and the support of new markets, new locations and new employees.

The  efficiency  ratio for the  nine-month  period ended  September 30, 1998 was
61.91 percent, an improvement of 9 basis points as compared to the 62.00 percent recorded for the same period in 1997.


INCOME TAX EXPENSE

The amount of income tax expense for the nine months ended September 30, 1998 was $36.7 million compared to $31.6 million in the prior period. The current effective tax rate is 33.86 percent, down from the 34.66 percent at September 30, 1997.


EQUITY AND CAPITAL RESOURCES

Shareholders' equity increased to $618.4 million at September 30, 1998 compared to $529.5 million at September 30, 1997. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with Centura's insurance agency acquisitions and the 1998 acquisition of Pee Dee, the exercise of stock options, mitigated by the payment of dividends and the repurchase of common stock. During the first quarter of 1998, Centura repurchased 45,000 shares of common stock at an aggregate cost of $3.0 million. Shareholder's equity also included unrealized gains, net of tax, on securities available for sale of $20.8 million at September 30, 1998 compared to $7.8 million for the comparable period last year. The ratio of shareholders' equity to period end assets was 7.92 percent at September 30, 1998, up from 7.68 percent at period end September 30, 1997.

Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At September 30, 1998, Centura had 26,560,264 shares outstanding. Cash dividends of $22.4 million were paid for the first nine months of 1998.

Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At September 30, 1998, Centura had the required capital levels to qualify as well capitalized. At September 30, 1998, Tier I capital was $590.7 million and total capital was $624.0 million. For risk-based capital calculations, Centura's Capital Securities are included as a component of Tier I capital. Centura's capital ratios are outlined in Table 6 titled "Capital Ratios."


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

Investment securities are an important tool to Centura's liquidity management objective. Some AFS securities were sold during 1997 and the first nine months of 1998 to reposition the investment portfolio in a fluctuating interest rate environment. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

The Bank has multiple funding sources that could be used to increase liquidity and provide additional financing flexibility. These sources consist primarily of established federal fund lines with major banks, advances from the Federal Home Loan Bank ("FHLB"), and an unsecured bank note facility for institutional investors. There were no bank notes outstanding at September 30, 1998 and 1997. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposits.

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

Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and diversify sources of funding. Floors are used to protect certain financial instruments whose market value or earnings stream would be adversely affected in a decreasing rate environment. Caps are used to protect certain financial instruments which market value or earnings stream would be affected in an increasing rate environment. Table 7, "Off-Balance Sheet Derivative Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at September 30, 1998. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the balance sheet or off-balance sheet position should not be viewed independently.


THIRD QUARTER RESULTS

Centura's net income for the third quarter of 1998 was $25.1 million, up 15.8 percent from $21.7 million in the third quarter of 1997. Earnings per diluted share of $0.93 represented an 11 cent increase over the $.82 for the prior year quarter. The returns on average assets and average equity were 1.31% and 16.45%, respectively, compared to 1.28% and 16.58%, respectively, for 1997's third quarter. Key factors contributing to these results are discussed below.

The net interest margin and the interest rate spread both increased two basis points between the quarters to 4.48 percent and 3.89 percent, respectively for the third quarter of 1998. Interest income, taxable equivalent, for 1998's third quarter was up $15.1 million to $149.0 million over 1997's third quarter. Growth in earning assets was responsible for $16.9 million of this increase while the rate environment had a negative impact of $1.8 million. Average earning assets were up $773.5 million to $7.0 billion from the prior year quarter, with average loans increasing $619.4 million and average investments rising $162.0 million. The average yield on earning assets declined 9 basis points between the quarters to 8.50 percent. Total interest expense of $70.5 million for the third quarter of 1998 represented an increase of $6.1 million or 9.5 percent over 1997's third quarter. The average rate paid for funding declined 11 basis points from the prior year quarter to 4.61 percent. The $653.8 million average growth ininterest-bearing funding sources was responsible for $7.7 million of the interest expense increase while the change in the rate environment offset the increase by $1.6 million. Average deposits for the third quarters of 199 and 1997 were $5.6 billion and $5.0 billion, respectively. Short-term borrowed funds averaged $855.8 million, up $46.4 million from the three months ended September 30, 1997 while long-term debt averaged $484.4 million, an increase of $127.9 million.

Net  charge-offs  were $3.9 million for the quarter ended September 30, 1998, or
 .31 percent of average loans, compared to $2.8 million in the prior year quarter, or .26 percent of average loans. Gross charge-offs and recoveries rose $1.4 million and $258,000, respectively. Provision for loan losses was $4.0 million in the third quarter, up $555,000 from the third quarter of 1998.

Noninterest income increased $7.3 million, or 25.6 percent, to $35.6 million in the third quarter of 1998. The most significant contributors to this improvement were service charges on deposit accounts, mortgage income, and insurance and brokerage commissions. A new pricing structure for deposit fees accounted for the majority of the $2.0 million increase in service charges on deposits. Income from mortgage activities rose $1.9 million, or 67.5 percent, to $4.7 million in 1998's third quarter. Additionally, insurance and brokerage commissions increased $1.4 million, or 42.8 percent, over the third quarter of 1997.

The  efficiency  ratio for 1998's third  quarter was 61.52  percent  compared to
60.87 percent for the prior year comparable period. Noninterest expense totaled $70.2 million, up 17.8 percent from the $59.6 million recorded for the quarter ending September 30, 1997. Higher personnel costs were responsible for $5.5 million of the increase and primarily attributable to annual merit raises and personnel added through acquisitions. Fees related to the outsourcing of various activities were up $1.2 million reflecting increased item processing volumes and expenditures related to the Year 2000 issue. The increase in the number of financial stores and in the customer base influenced the $1.5 million increase in supplies, postage, and telephone expenses.


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

In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The statement revises the required disclosures for pensions and other postretirement plans but does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Centura, as required, will adopt this statement for the year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods. Management has not quantified the impact of adopting SFAS No. 133 nor has the timing of the adoption been determined.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). This statement addresses the classification by entities engaged in mortgage banking activities of mortgage-backed securities resulting from a securitization. SFAS No. 134 conforms the accounting for securities retained after a securitization by a mortgage banking enterprise with the accounting for such instruments by a nonmortgage banking enterprise. After the securitization of a mortgage, any retained mortgage securities shall be classified based on the entity's ability and intent to sell or hold those investments in accordance with SFAS No. 115 "Accounting for Certain Debt and Equity Securities". SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Centura will adopt this statement for the quarter ending March 31, 1999.

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


YEAR 2000

Background
The Year 2000 issue confronting Centura and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century.

Centura formulated the initial Year 2000 awareness program in 1996. A steering committee with representation from all the major areas of the bank and executive management was established to determine internal operational requirements to make its systems Year 2000 compliant. A formal Year 2000 Project Plan was drafted and approved by the board of directors in 1998. In this effort, Centura has followed the five management phases recommended by the Federal Financial Institutions Examination Council: (1) awareness, (2) assessment, (3) renovation,
(4) validation and (5) implementation. The project has been organized along functional lines to ensure that information technology (mainframe and distributed applications), non-information technology (third party suppliers and embedded technology), and the customer base will receive adequate resource attention.

IT Systems Progress
For its internal systems, Centura has completed the assessment phase with a complete inventory of all hardware and software that could potentially be impacted. A risk scoping analysis determined the schedule for remediation and testing to ensure that mission critical systems would have ample time for extensive validation. Through code enhancements, hardware and software upgrades, and systems replacement, where needed, the renovation phase was substantially completed during the summer. Initial system testing began in August, and the program remains on schedule to have all mission critical and most other systems ready to begin final validation by December 31, 1998.

Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on the operations of Centura. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Centura.

Non-IT Systems Progress
Centura's assessment phase included the identification of external vendors, significant customers and borrowers, market partners, and fund providers whose operations and state of Year 2000 readiness may have a potential impact on Centura. Relations with third parties in which electronic data is exchanged exposes Centura to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, Centura is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities.

Centura is exposed to credit risk due to the failure of its borrowers to properly remediate its own systems as well as address their own customer's or supplier's Year 2000 state of readiness. Centura has established a due diligence process to identify all borrowers representing a material Year 2000 related risk, evaluate their Year 2000 preparedness, assess the aggregate Year 2000 borrower risk to Centura, and develop appropriate risk controls to manage and mitigate the Year 2000 customer risk. As part of this process, borrowers are assigned a risk rating based on their Year 2000 compliance which is being used to assess the need for additional specific loan loss reserves.

Contingency Plans
Management is in the process of developing contingency plans in the event that validation efforts for remediated systems are not completed in accordance with current expectations. The Year 2000 contingency plans are being designed to address any failure to remediate Centura's internal systems and to address failures of systems outside Centura. The plans incorporate the use of third party service providers, alternate vendors, and other contingency service providers. An outside service provider with expertise in the development of business resumption contingency planning has been contracted to complete a business impact analysis and further develop current business resumption plans. Centura's Year 2000 contingency planning will complement this ongoing effort.

Costs
Monitoring and managing the Year 2000 project will result in additional costs. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. In addition to the direct costs, indirect costs will also be incurred. These indirect costs will consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Emerging Issues Task Force provided guidance concerning the accounting for the costs related to Year 2000 modification. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred.

These direct and indirect costs are not expected to have a material effect on results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Including direct and indirect expenditures, management currently estimates that the total costs to become Year 2000 compliant will range between $6 and $8 million. In total, Centura has expensed approximately $4.5 million related to Year 2000 compliance efforts of which $3.4 million was incurred during 1998.

The Year 2000 project cost estimates include the estimated costs and time associated with the assessment and monitoring of a third party's Year 2000 risk, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which Centura's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Centura's systems, would not have a material adverse effect on Centura in future periods. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

TABLE 1

------------------------------------------------------------------------------------------------------------------------------------
LOANS

                                                 September 30, 1998             September 30, 1997             December 31, 1997
                                                 ------------------             ------------------             -----------------
(Dollars in thousands)                       Balance        % of Total        Balance       % of Total       Balance      % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural     $ 1,002,885          20.0 %     $   844,485          18.7 %     $   846,074        18.4 %
Commercial mortgage                            988,466          19.7           882,383          19.6           894,014        19.5
Real estate construction                       614,399          12.3           566,739          12.6           578,304        12.6
                                          ------------------------------------------------------------------------------------------
      Commercial loan portfolio              2,605,750          52.0         2,293,607          50.9         2,318,392        50.5
Consumer                                       375,346           7.5           305,500           6.8           321,513         7.0
Residential mortgage                         1,539,413          30.7         1,381,429          30.6         1,426,306        31.1
Leases                                         428,149           8.5           489,144          10.8           470,376        10.3
Other                                           64,100           1.3            41,394           0.9            49,995         1.1
------------------------------------------------------------------------------------------------------------------------------------

Total loans                                $ 5,012,758         100.0 %     $ 4,511,074         100.0 %     $ 4,586,582       100.0 %
====================================================================================================================================

Residential mortgage servicing
      portfolio for others                 $ 2,750,000                     $ 2,819,000                     $ 2,812,000
====================================================================================================================================




TABLE 2

--------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX

                                                 Nine months ended                 Nine months ended
                                                 September 30, 1998                September 30, 1997
                                                 ------------------                ------------------
(Dollars in thousands)                       Balance          % of Total       Balance        % of Total
--------------------------------------------------------------------------------------------------------------
Demand, noninterest-bearing                 $   820,719           15.1 %   $   695,119           14.5 %
Interest checking                               729,951           13.4         636,886           13.3
Money market                                  1,026,485           18.9         759,608           16.0
Savings                                         293,713            5.4         287,152            6.0
--------------------------------------------------------------------------------------------------------------
Time deposits:
  Time deposits (less than) $100              1,749,767           32.1       1,742,151           36.3
  Time deposits (more than) $100                503,532            9.2         364,208            7.6
  IRA                                           319,633            5.9         299,337            6.3
--------------------------------------------------------------------------------------------------------------
      Total time deposits                     2,572,932           47.2       2,405,696           50.2
--------------------------------------------------------------------------------------------------------------

Total average deposits                      $ 5,443,800          100.0 %   $ 4,784,461          100.0 %
==============================================================================================================

TABLE 3

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                  Nine months ended                                  Nine months ended
                                                  September 30, 1998                                September 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                          Interest      Average                             Interest     Average
                                         Average          Income/        Yield/           Average           Income/       Yield/
(Dollars in thousands)                   Balance          Expense         Rate            Balance           Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                $    4,853,438     $   338,143        9.24 %     $    4,223,754     $    298,465       9.37 %
Taxable securities                        1,844,266          91,782        6.64            1,633,860           81,184       6.63
Tax-exempt securities                        36,528           2,433        8.88               42,833            2,855       8.89
Short-term investments                       27,480           1,042        5.43               31,143            1,271       5.38
                                       -------------      ----------                    -------------      -----------
Interest-earning assets, gross            6,761,712         433,400        8.51            5,931,590          383,775       8.59
Net unrealized gain on available
   for sale securities                       15,929                                            2,350
Other assets, net                           668,201                                          527,200
                                       -------------                                    -------------
    Total assets                     $    7,445,842                                   $    6,461,140
                                       =============                                    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                    $      729,951     $     7,940        1.45 %     $      636,886     $      8,154       1.71 %
Money market                              1,026,485          33,573        4.37              759,608           23,807       4.19
Savings                                     293,713           3,919        1.78              287,152            4,135       1.93
Time                                      2,572,932         104,660        5.44            2,405,696           98,623       5.48
                                       -------------      ----------                    -------------      -----------
    Total interest-bearing deposits       4,623,081         150,092        4.34            4,089,342          134,719       4.40
Borrowed funds                              858,170          34,231        5.26              756,583           29,824       5.20
Long-term debt                              445,010          21,906        6.49              333,064           16,600       6.57
                                       -------------      ----------                    -------------      -----------
Interest-bearing liabilities              5,926,261         206,229        4.64            5,178,989          181,143       4.66
Demand, noninterest-bearing                 820,719                                          695,119
Other liabilities                           115,152                                           83,983
Shareholders' equity                        583,710                                          503,049
                                       -------------                                    -------------
    Total liabilities and
      shareholders' equity           $    7,445,842                                   $    6,461,140
                                       =============                                    =============

Interest rate spread                                                       3.87 %                                           3.93 %

Net interest income and net yield on
    interest-earning assets          $    6,761,712     $   227,171        4.45 %     $    5,931,590     $    202,632       4.52 %
                                       =============      ==========                    =============      ===========

Taxable equivalent adjustment                           $     5,468                                      $      5,822
                                                          ==========                                       ===========


------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS
CENTURA BANKS, INC. AND SUBSIDIARIES


                                                    Three months ended                               Three months ended
                                                    September 30, 1998                               September 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                           Interest     Average                           Interest       Average
                                          Average          Income/       Yield/            Average         Income/        Yield/
(Dollars in thousands)                    Balance          Expense        Rate             Balance         Expense         Rate
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                 $    4,991,800    $    116,727       9.22 %       $  4,372,404    $   104,037         9.38 %
Taxable securities                         1,881,113          31,246       6.64            1,722,535         28,568         6.63
Tax-exempt securities                         31,990             699       8.74               40,618            908         8.94
Short-term investments                        26,237             348       5.86               34,177            457         5.23
                                        -------------     -----------                     -----------     ----------
Interest-earning assets, gross             6,931,140         149,020       8.50            6,169,734        133,970         8.59
Net unrealized gain on available
   for sale securities                        19,991                                           7,941
Other assets, net                            679,643                                         560,958
                                        -------------                                     -----------
    Total assets                      $    7,630,774                                    $  6,738,633
                                        =============                                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                     $      734,034    $      2,555       1.38 %       $    647,316    $     2,718         1.67 %
Money market                               1,096,660          12,121       4.39              837,849          9,023         4.27
Savings                                      288,549           1,283       1.76              285,745          1,299         1.80
Time                                       2,585,374          35,368       5.43            2,454,163         33,864         5.47
                                        -------------     -----------                     -----------     ----------
    Total interest-bearing deposits        4,704,617          51,327       4.33            4,225,073         46,904         4.40
Borrowed funds                               855,846          11,481       5.25              809,460         11,150         5.39
Long-term debt                               484,445           7,698       6.22              356,546          6,331         6.95
                                        -------------     -----------                     -----------     ----------
Interest-bearing liabilities               6,044,908          70,506       4.61            5,391,079         64,385         4.72
Demand, noninterest-bearing                  856,126                                         741,991
Other liabilities                            123,470                                          86,388
Shareholders' equity                         606,270                                         519,175
                                        -------------                                     -----------
    Total liabilities and
      shareholders' equity            $    7,630,774                                    $  6,738,633
                                        =============                                     ===========

Interest rate spread                                                       3.89 %                                           3.87 %

Net interest income and net yield on
    interest-earning assets           $    6,931,140    $     78,514       4.48 %       $  6,169,734    $    69,585         4.46 %
                                        =============     ===========                     ===========     ==========

Taxable equivalent adjustment                           $      1,852                                    $     2,126
                                                          ===========                                     ==========

TABLE 4

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                  At and for the nine months         At and for the year
                                                                      ended September 30,             ended December 31,
(Dollars in thousands)                                                 1998              1997                  1997
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                  $    64,279       $    58,715           $    58,715
Allowance for acquired loans                                            2,068             2,410                 3,133
Provision for loan losses                                              11,069             9,569                13,418
Loans charged off                                                     (13,034)          (10,527)              (14,425)
Recoveries on loans previously charged off                              2,723             2,115                 3,438
-------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                                    (10,311)           (8,412)              (10,987)
-------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period                        $    67,105       $    62,282           $    64,279
=========================================================================================================================

Loans at period-end                                               $ 5,012,758       $ 4,511,074           $ 4,586,582
Average loans                                                       4,853,438         4,223,754             4,309,064
Nonperforming loans                                                    28,453            23,390                23,722

Allowance for loan losses to loans at period-end                         1.34 %            1.38 %                1.40 %
Net charge-offs to average loans                                         0.28 %            0.27 %                0.25 %
Allowance for loan losses to nonperforming loans                         2.36 x            2.66 x                2.71 x
=========================================================================================================================




TABLE 5
-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                            September 30,                  December 31,
(Dollars in thousands)                                                 1998              1997                  1997
-------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                               $    28,453       $    23,390           $    23,722
Foreclosed property                                                     3,631             5,243                 4,155
-------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                        $    32,084       $    28,633           $    27,877
=========================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                                        0.64 %            0.63 %                0.61 %
    Total assets                                                         0.41 %            0.42 %                0.39 %
=========================================================================================================================

Accruing loans past due ninety days or greater                    $    10,061       $    10,887           $     6,985
=========================================================================================================================

TABLE 6

------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS

                                                Tier I Capital  Total Capital  Tier I Leverage
September 30, 1998                                  10.38 %        10.96 %          7.85 %
December 31, 1997                                   10.60          11.19            7.51
September 30, 1997                                  11.11          11.71            7.85
Minimum requirement to be well capitalized           6.00          10.00            5.00








TABLE 7

------------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS


Interest rate swap agreements at September 30, 1998 are summarized below:
                                                                                          Weighted Average
                                                                Weighted Average Rate        Remaining     Estimated
                                               Notional           During the Quarter        Contractual    Fair Value
(Dollars in thousands)                          Amount           Received          Paid     Term (Years)   Gain (Loss)
------------------------------------------------------------------------------------------------------------------------


INTEREST RATE SWAPS
Corporation pays fixed/receives variable        $ 399,872          5.68%           6.10%       2.7           $ (9,205)
Corporation pays variable/receives fixed          286,000          6.34%           5.62%       6.3              9,001
Corporation pays variable/receives variable       150,000          5.43%           5.78%       0.9               (443)
                                              ------------                                                ------------
      Total interest rate swaps                 $ 835,872                                                     $ (647)
                                              ============                                                ============



Interest rate cap and floor agreements at September 30, 1998 are summarized below:

                                                                                         Weighted Average
                                                                                            Remaining
                                               Notional        Average      Current Index  Contractual     Carrying      Estimated
(Dollars in thousands)                          Amount        Rate (1)          Rate      Term (Years)       Value       Fair Value
----------------------------------------------------------------------------------------------------------------------   -----------
Interest Rate Floors                            $ 230,000       5.57%          5.31%           2.8           $ 699        $ 3,913
                                              ============                                                ============   ===========
Interest Rate Caps                              $  72,000       6.90%          5.31%           5.0           $ 489        $  (144)
                                              ============                                                ============   ===========


(1) Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8

------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS - TAXABLE EQUIVALENT BASIS



                                                                        Nine months ended September 30,
                                                                                 1998 vs 1997
------------------------------------------------------------------------------------------------------------
                                                      Income/                      Variance
                                                      Expense                   Attributable To
(In thousands)                                        Variance              Volume             Rate
------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                                    $ 39,678             $ 43,924         $ (4,246)
Taxable securities                                         10,598               10,471              127
Tax-exempt securities                                        (422)                (420)              (2)
Short-term investments                                       (229)                (143)             (86)
                                                   ---------------      ---------------   --------------
    Total interest income                                  49,625               53,832           (4,207)

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                                          (214)               1,103           (1,317)
  Money market                                              9,766                8,688            1,078
  Savings                                                    (216)                  93             (309)
  Time                                                      6,037                6,808             (771)
                                                   ---------------      ---------------   --------------
    Total interest-bearing deposits                        15,373               16,692           (1,319)
Borrowed funds                                              4,407                4,048              359
Long-term debt                                              5,306                5,513             (207)
                                                   ---------------      ---------------   --------------
    Total interest expense                                 25,086               26,253           (1,167)
                                                   ---------------      ---------------   --------------

    Net interest income                                  $ 24,539             $ 27,579         $ (3,040)
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



                                                                        Three months ended September 30,
                                                                         1998 vs 1997
------------------------------------------------------------------------------------------------------------
                                                      Income/                      Variance
                                                      Expense                   Attributable To
(In thousands)                                        Variance              Volume             Rate
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                    $ 12,690             $ 14,511         $ (1,821)
Taxable securities                                          2,678                2,634               44
Tax-exempt securities                                        (209)                (189)             (20)
Short-term investments                                       (109)                (105)              (4)
                                                   ---------------      ---------------   --------------
    Total interest income                                  15,050               16,851           (1,801)

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                                          (163)                 337             (500)
  Money market                                              3,098                2,855              243
  Savings                                                     (16)                  13              (29)
  Time                                                      1,504                1,797             (293)
                                                   ---------------      ---------------   --------------
    Total interest-bearing deposits                         4,423                5,002             (579)
Borrowed funds                                                331                  627             (296)
Long-term debt                                              1,367                2,086             (719)
                                                   ---------------      ---------------   --------------
    Total interest expense                                  6,121                7,715           (1,594)
                                                   ---------------      ---------------   --------------

    Net interest income                                   $ 8,929              $ 9,136           $ (207)
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


         The table below illustrates the scheduled maturity of selected on-balance sheet financial instruments and their estimated fair values at September 30, 1998. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted average interest rate by exposure category. Weighted average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on rates evolving along the implied forward yield curve at year-end and reflect market conventional prepayment behavior. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into a core and "non-core" component. The "non-core" cashflows are scheduled to mature in 1999 while the core cashflows are presented based on management's assessment of runoff.


                                                                                                              Fair Value
                                                 Principal Maturing in:                                       September
                             ------------------------------------------------------------------                   30,
                                 1999        2000      2001       2002      2003    Thereafter    Total          1998
                             -------------------------------------------------------------------------------  ------------
 Rate Sensitive Assets:                                           (in thousands)
 Loans
        Fixed rate           $  972,772  $ 526,070  $ 340,307  $ 195,326  $ 187,995  $ 114,833  $ 2,337,303  $  2,415,470
        Average rate (%)           8.33       8.59       8.65       8.51       8.28       9.51         8.50
        Variable rate         1,163,369    305,778    248,148    205,095    187,402    498,558    2,608,350     2,649,671
        Average rate (%)           8.60       8.02       8.33       8.84       8.92       9.38         8.70
 Investment securities
        Fixed rate              240,331    129,305    169,995    208,756    117,910    232,561    1,098,858     1,275,609
        Average rate (%)           6.61       6.66       6.37       6.35       5.89       6.46         6.40
        Variable rate           125,923    196,546    154,999    121,625     74,229    322,289      995,611       839,029
        Average rate (%)           6.07       5.89       5.99       6.10       6.09       6.37         6.13

Rate Sensitive
Liabilities:
 Interest-bearing checking,
        savings,money market $1,410,825  $ 121,714  $ 121,714  $ 121,714  $ 121,714  $ 243,428  $ 2,141,109  $  2,141,109
        Average rate (%)           3.77       1.12       1.12       1.12       1.12       1.12         2.86
 Certificates of deposit      2,165,381    252,166     49,581     23,799     11,846     29,938    2,532,711     2,539,333
        Average rate (%)           5.38       5.66       5.44       5.96       5.37       6.08         5.42
 Borrowed funds               1,006,809          -          -          -          -          -    1,006,809     1,006,809
        Average rate (%)           5.26          -          -          -          -          -         5.26
 Long-term debt                  49,101    189,016     12,955     81,405     50,332    100,000      482,809       545,653
        Average rate (%)           5.48       4.69       7.74       5.09       6.14       8.56         5.87

The table below summarizes Centura's off-balance sheet derivative financial instruments at September 30, 1998. Notional amounts represent the amount on which calculations of interest payments to be exchanged are based.


                                                                                                                           Weighted
                                                                                                                           Average
                                                                                              Fair Value     Carrying     Remaining
                                            Notional Amounts Maturing In:                     September      Value      Contractual
                           -----------------------------------------------------------         30, 1998      September       Term
                               1999    2000     2001     2002     2003   Thereafter   Total    Gain/(loss)   30, 1998      (Years)
                           ---------------------------------------------------------------------------------------------------------
                                                 (In thousands)
Corporation pays fixed rates/
     receives variable     $ 80,000 $ 113,000 $ 135,000 $ 60,000 $   -  $  11,872  $ 399,872  $  (9,205)             -        2.7
     Average rate paid (%)     6.22      6.16      5.93     6.22     -       6.03       6.10
     Average rate received(%)  5.66      5.74      5.64     5.69     -       5.56       5.68

Corporation pays variable
     rates/receives fixed         -    28,000    93,000   50,000   55,000  60,000    286,000      9,001              -        6.3
     Average rate paid (%)        -      5.99      5.57     5.57     5.53    5.66       5.62
     Average rate received (%)    -      6.13      6.29     6.38     5.97    6.85       6.34

Corporation pays variable/
     receives variable      100,000    50,000         -        -        -       -    150,000       (443)             -        0.9
     Average rate paid(%)
     LIBOR                     5.69      5.95         -        -        -       -       5.78
     Average rate received(%)
     (US T-Bill)               5.35      5.69         -        -        -       -       5.43

Interest rate floors         50,000   50,000    30,000    50,000   50,000       -    230,000      3,913            699        2.8
     Average strike rate       5.50     6.00      6.00      5.50     5.00       -       5.57

Interest rate caps                -        -         -    10,000   50,000  12,000     72,000       (144)           489        5.0
     Average strike rate          -        -         -      7.00     6.86    7.00       6.90




CENTURA BANKS, INC.
PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
     Registrant's subsidiary, Centura Bank ("Bank"), is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina, in which it is alleged that Bank breached its duties and committed other violations of law (i) as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and (ii) in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A. R. Staton, Ingeborg Staton, Mercedes Staton, et. als. v. G. Thomas Brame, Jerri Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996; however, no claim for a specific monetary amount was made until 1998, in connection with motion practice in the matter. The amount of Plaintiffs' claims arematerial to Registrant and its subsidiaries taken as a whole. Registrant and Bank believe that Bank has meritorious defenses to all claims asserted in these cases and Bank is defending the cases vigorously.
In a separate and related case (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O.; v. Poyner & Spruill, L.L.P. and Centura Bank, consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Bank is alleged to have provided plaintiffs with false information regarding the establishment and funding of a medical clinic failed to exercise reasonable care or competence in obtaining such information and committed other violations of law. Plaintiffs allege that they were damaged as a result and seek specific performance or recovery of money damages in an amount that is material to Registrant and its subsidiaries taken as a whole. Registrant and Bank believe Bank has meritorious defenses to all claims asserted in this case and Bank is defending the case vigorously.

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

(b)  Reports on Form 8-K -
       (1)A report on Form 8-K dated July 6, 1998 was filed  under Item 5, Other
          Events, indicating the Registrant's announcement on July 6, 1998 of earnings for the three and six months ended June 30, 1998.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               CENTURA BANKS, INC.
                                               Registrant

Date:  November 16, 1998                       By: /s/Steven J. Goldstein
                                                   ----------------------
                                                   Steven J. Goldstein
                                                   Chief Financial Officer

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