Form 10-K
period 1998-12-31
CENTURA BANKS INC
filed 1999-03-16
CIK 861461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                  For the fiscal year ended December 31, 1998

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities


             For the transition period from           to
                                           -----------  --------------

Commission File Number: 1-10646



                              CENTURA BANKS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



      North Carolina                                    56-1688522
--------------------------------------   --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


134 North Church Street, Rocky Mount, North Carolina                27804
----------------------------------------------------        --------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (252) 454-4400


          Securities registered pursuant to Section 12(b) of the Act:


  Common Stock, No Par Value             New York Stock Exchange
  --------------------------             -----------------------
  (Title of each class)        (Name of each exchange on which registered)


          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether Centura (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Centura was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Centura's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, there were 26,775,003 shares outstanding of Centura's common stock, no par value. The aggregate fair value of Centura's common stock held by those persons deemed by Centura to be nonaffiliates was approximately $1.6 billion. Portions of the Proxy Statement of Centura for the Annual Meeting of Shareholders to be held on April 21, 1999, are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CROSS REFERENCE



                                                                                                 Page II-
                                                                                                 ---------
PART I     Item 1    Business                                                                        3
           Item 2    Properties                                                                     12
           Item 3    Legal Proceedings                                                              12
           Item 4    Submission of Matters to a Vote of Shareholders                                12
PART II    Item 5    Market for Centura's Common Equity and Related Shareholder Matters             13
           Item 6    Selected Financial Data                                                        14
           Item 7    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                     15
           Item 7A   Quantitative and Qualitative Disclosures About Market Risk                     34
           Item 8    Financial Statements and Supplementary Data                                    35
           Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                     67
PART III   Item 10   Directors and Executive Officers of Centura                                    67
           Item 11   Executive Compensation                                                         67
           Item 12   Security Ownership of Certain Beneficial Owners and Management                 67
           Item 13   Certain Relationships and Related Transactions                                 67
PART IV    Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               67

                                    PART I

ITEM 1 BUSINESS

Registrant

     Centura Banks, Inc. ("Centura") is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Centura has two wholly-owned subsidiaries, Centura Bank, a North Carolina chartered bank ("Bank"), and Centura Capital Trust I ("CCTI"). Centura provides services and assistance to the Bank and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, Centura receives income and dividends from the Bank, where most of the operations of Centura are carried on. Centura also receives income from its 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company headquartered in Greensboro, North Carolina. The majority of Centura's executive officers, who are also officers of the Bank, receive their entire salaries from Centura. The executive offices of Centura and the Bank are located at 134 North Church Street, Rocky Mount, Nash County, North Carolina. At December 31, 1998, Centura had total consolidated assets of $8.2 billion.

     The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1998, the Bank had 2,490 full-time and 450 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

     CCTI is a statutory business trust created under the laws of the State of Delaware. In June 1997, CCTI issued $100 million of fixed-rate 8.845 percent Capital Securities, Series A ("Capital Securities"). The proceeds from the Capital Securities issuance and from the common stock issued to Centura were invested in Junior Subordinated Deferrable Interest Debentures ("junior debentures") issued by Centura. The junior debentures are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities.

     Centura's strategic intent is to become the primary provider of financial services for each of its customers. Therefore, Centura offers: full-service commercial and consumer banking services, including bill paying services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; commercial and retail leasing; asset management services and mortgage banking products.

     Another component of the strategic intent is the convenient delivery of financial products and services to each customer. At December 31, 1998, Centura served its customers through 210 financial stores, including 32 supermarket locations, and through more than 300 automated teller machines located throughout North Carolina, South Carolina, and Virginia. Centura also offers Centura Highway, a centralized telephone operation which handles a broad range of financial services; a home page on the Internet; and home banking through a telephone network operated by a third party and connected to the personal computers of customers.

     In keeping with its strategic intent, Centura concentrates on expanding its customer knowledge through the use of a customer database and sales tracking system that combines financial, demographic, behavioral, and psychographic data. This information supports decision making about services offered, delivery channels, locations, staffing, and marketing. Management anticipates it will continue to refine Centura's product and service offerings and related delivery systems and technologies in order to achieve Centura's strategic intent.

     Centura's growth plan continues to include acquisitions that create strategic market entry or enhancement opportunities. These transactions are described further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 of the Notes to Consolidated Financial Statements.


Segment Information

     Centura has two segments: retail banking and treasury.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 210 financial stores and are also offered through the Centura Highway.

     Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     All other segments are combined and included as 'other' in the Notes to Consolidated Financial Statements. This category includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. as well as the Centura Bank Leasing Division which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.


Competition

     The financial services industry is highly competitive. Centura, through the Bank, competes for all types of loans, deposits, and financial services with other bank and non-bank institutions. Since the amount of money a state bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the Bank's shareholders' equity, competitors larger than Centura will have higher lending limits than does the Bank. As of December 31, 1998, Centura was the sixth largest bank holding company in North Carolina based on its total consolidated assets.

     Centura also competes with out-of-state banks and bank holding companies serving North Carolina, various savings and loan associations, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, Centura competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products.


Supervision and Regulation

     The following discussion is intended to be a summary of the material regulations and policies applicable to Centura and its subsidiaries and does not purport to be a comprehensive discussion.


     General

     Centura is a bank holding company registered with the Federal Reserve. As such, Centura and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The following discussion summarizes the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to Centura.


     Regulation of Bank Holding Companies

     Bank holding companies are required to obtain the prior approval of the Federal Reserve before they may:

      o acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank;


      o acquire all or substantially all of the assets of any bank; or


      o merge or consolidate with any other bank holding company.

     The Federal Reserve generally may not approve any transaction that would result in a monopoly or that would further a combination or conspiracy to monopolize (or attempt to monopolize) banking in the United States. Nor can the Federal Reserve approve a transaction that would substantially lessen competition in any section of the country, that would tend to create a monopoly or otherwise restrain trade. But the Federal Reserve may approve a transaction that would substantially lessen competition, tend to create a monopoly, or otherwise restrain trade if it determines that the probable effects of the transaction in meeting the convenience and needs of the community served clearly outweigh in the public interest the anticompetitive effects of the proposed transaction. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, as well as the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy (and levels of indebtedness), which is discussed below, and consideration of convenience and needs includes the parties' performance under the Community Reinvestment Act of 1977.

     Another factor that is gaining increasing scrutiny in the application process is the Year 2000 readiness of the parties involved in acquisition transactions. Banking organizations whose Year 2000 readiness is in less than satisfactory condition are undergoing special scrutiny in connection with acquisition transactions requiring regulatory approval, and may not be eligible to use expedited application procedures for acquisition transactions. Less than satisfactory planning for Year 2000 readiness on a current and pro forma basis, or other significant supervisory issues pertaining to Year 2000 may form the basis for denial of an acquisition application. The Federal Reserve has advised banking organizations with Year 2000 compliance deficiencies to contact a senior Federal Reserve Bank official before entering into an acquisition or merger commitment.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), Centura and any other bank holding company may now acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Banking Act also generally permits a bank to branch interstate through acquisitions of banks in other states. By adopting legislation prior to June 1, 1997, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In accordance with the Interstate Banking Act, all of Centura's banking operations are conducted through Centura Bank. As a result, that bank is now a multi-state bank with branches in North Carolina, South Carolina, and Virginia.

     The Bank Holding Company Act prohibits Centura from:

      o engaging in activities other than banking, managing, or controlling banks or other permissible subsidiaries; and


      o acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits the Federal Reserve considers include greater convenience, increased competition, or gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Activities that the Federal Reserve has permitted for bank holding companies include:

      o factoring accounts receivable;


      o acquiring or servicing loans;


      o leasing personal property;


      o conducting discount securities brokerage activities;


      o performing certain data processing services;


      o acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions; and

      o performing certain insurance underwriting activities.

     There are no territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such activity.

     The Bank is a member of the FDIC. Its deposits are insured by the FDIC to the extent provided by law. The Bank must pay the quarterly assessment the FDIC imposes on such banks. See the "FDIC Insurance Assessments" section. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

     The Federal Reserve also supervises Centura Bank, in connection with which it regularly examines the operations of the Bank. The Federal Reserve has the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.


     Capital Adequacy

     Centura and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own:

a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 1998, Centura and the Bank were in compliance with the total capital ratio and the Tier I capital ratio requirements. Note 20 of the Notes to Consolidated Financial Statements presents Centura's and the Bank's capital ratios.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a 3.0 percent minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets ("Tier 1 leverage ratio") for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a minimum Tier 1 leverage ratio of 3.0 percent, plus an additional cushion of 100 to 200 basis points. Centura was in compliance with the minimum Tier 1 leverage ratio requirement as of December 31, 1998. The guidelines also provide that bank holding companies experiencing growth, either internally or through acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve will consider a "tangible Tier 1 leverage ratio" (deducting all intangibles from Tier 1 capital and average assets) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     Centura Bank is subject to risk-based and leverage capital requirements adopted by the Federal Reserve. These requirements are similar to those adopted by the Federal Reserve for bank holding companies. Centura Bank was in compliance with these minimum capital requirements as of December 31, 1998. No federal banking agency has advised Centura or the Bank of any specific minimum capital ratio requirement applicable to it.

     A bank that fails to meet its capital guidelines may be subject to a variety of enforcement remedies and certain other restrictions on its business. Remedies could include the issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet their capital requirements. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to amend bank capital requirements to reflect interest rate risk. The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency have proposed an amendment to the risk-based capital standards that would calculate the change in a bank's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The Office of Thrift Supervision has already included an interest rate risk component in its risk-based capital guidelines for savings associations that it regulates.


     Support of Subsidiary Bank

     Under Federal Reserve policy, Centura is expected to act as a source of financial strength for, and commit its resources to support Centura Bank. This support may be required at times when Centura may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.


     Payment of Dividends

     Centura is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow for Centura, including cash flow to pay dividends to its shareholders, are dividends from its subsidiary depository institution. There are statutory and regulatory limitations on the payment of dividends by the subsidiary depository institution to Centura, as well as by Centura to its shareholders.

     As to the payment of dividends, Centura Bank is subject to the laws and regulations of the State of North Carolina, and to the regulations of the Federal Reserve as Centura Bank's primary federal regulator.

     If the Federal Reserve determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31, 1998, under dividend restrictions imposed under federal and state laws, Centura Bank, without obtaining governmental approvals, could declare aggregate dividends to Centura of approximately $82.9 million.

     The payment of dividends by Centura and its bank subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.


     Community Reinvestment Act ("CRA")

     The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Under CRA regulations jointly adopted by all federal bank regulatory agencies, institutions are rated based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test, an investment test, and a service test. Each of these tests will be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data about the community, (ii) information about lending, investment, and service opportunities in the community, (iii) the institution's capacity and constraints, (iv) the institution's product offerings and business strategy, (v) data on the prior performance of the institution and similarly situated lenders, and (vi) the Bank's public CRA file. The most important of the three tests for all institutions other than wholesale and limited purpose (e.g. credit card) banks, evaluates an institution's lending activities as measured by its home mortgage loans, small business and farm loans, and community development loans. The lending test also considers motor vehicle, home equity, credit card, and other secured or unsecured consumer lending, either if such lending constitutes a substantial majority of the Bank's business, or if the Bank so elects and has maintained the necessary data. The institution's regulator weighs each of these lending categories to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test include: (i) geographic distribution of the institution's lending, (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community, (iii) the number and amount of small business and small farm loans made by the institution, (iv) the number and amount of community development loans outstanding, and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. All financial institutions are required to report data on their small business and small farm loans as well as their home mortgage loans.

     The joint agency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. The ratings for each test are then combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory), needs to improve, or substantial non-compliance. In the case of a retail-oriented institution, its lending test rating would form the basis for its composite rating. That rating would then be increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service. An institution found to have engaged in illegal lending discrimination would be rebuttably presumed to have a less-than-satisfactory composite CRA rating. The Bank's current CRA rating is satisfactory.


     Prompt Corrective Action

     FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). With respect to institutions in the three undercapitalized categories, the regulators must take certain supervisory actions, and are authorized to take other discretionary actions. The severity of the actions will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified the relevant capital level for each category.

     An institution is deemed to be well capitalized if it:

      o has a total capital ratio of 10.0 percent or greater;


      o has a Tier 1 capital ratio of 6.0 percent or greater;


      o has a leverage ratio of 5.0 percent or greater; and


      o is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.


     An institution is considered to be adequately capitalized if it has:

      o a total capital ratio of 8.0 percent or greater;


      o a Tier 1 capital ratio of 4.0 percent or greater; and


      o a leverage ratio of 4.0 percent or greater.

     An institution is considered to be undercapitalized if it has:

      o a total capital ratio of less than 8.0 percent;


      o a Tier 1 capital ratio of less than 4.0 percent; or


      o a leverage ratio of less than 4.0 percent.

     An institution is considered to be significantly undercapitalized if it has:

      o a total capital ratio of less than 6.0 percent;


      o a Tier 1 capital ratio of less than 3.0 percent; or


      o a leverage ratio of less than 3.0 percent.

     An institution that has a tangible equity capital to assets ratio equal to or less than 2.0 percent is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary bank meets its capital restoration plan. This obligation to fund a capital restoration plan is limited to the lesser of 5.0 percent of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. Except in accordance with an accepted capital restoration plan or with the approval of the FDIC, an undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business. In addition, its federal banking agency is given authority with respect to any undercapitalized institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, its federal banking agency must require the institution to:

      o sell enough shares, including voting shares, to become adequately capitalized;


      o merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver;

      o restrict certain transactions with its banking affiliates;


      o restrict transactions with bank or non-bank affiliates;


      o restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region";


      o restrict asset growth or reduce total assets;


      o alter, reduce, or terminate activities;


      o hold a new election of directors;


      o dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution;

      o employ "qualified" senior executive officers;


      o cease accepting deposits from correspondent depository institutions;


      o divest certain nondepository affiliates which pose a danger to the institution; or


      o be divested by a parent holding company. In addition, without the prior approval of its federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such officer.


     FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories:
(i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

     Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that might lead to termination of deposit insurance.


     Safety and Soundness Standards

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.


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


     Technology Risk Management

     Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. A fundamental change in the banking business has been brought on by advances in technology. Notably, banks are contracting increasingly with outside vendors to provide data processing and core banking functions. Furthermore, the use of technology-related products, services, delivery channels, and processes expose a bank to various risks, particularly operational, strategic, reputation, and compliance risk. Banks are generally expected to successfully manage technology-related risks with all other risks to ensure that a bank's risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring, and controlling risks associated with the use of technology.

     Centura and Centura Bank are engaged in an active program of risk management related to technology. Management has adopted, and the Audit Committee of the Board has reviewed and approved, an Information Security Policy for Centura and its subsidiaries, covering (i) information security generally, (ii) end user computing, (iii) electronic mail, (iv) the Internet, and (v) remote access to corporate systems. In addition, Centura has retained an independent auditing firm to audit the information technology systems of Centura on all platforms, including the security of such systems. Audits have been completed and have found the systems of control to be acceptable. The audit reports contained suggested improvements that management has reviewed with the Audit Committee. Management continues to work on system security as a matter of priority among corporate goals.

 Transactions with Related Parties

     The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA") and the regulations of the Federal Reserve thereunder. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is under common control with the Bank, excluding the Bank's subsidiaries. At present, the provisions of Sections 23A and 23B apply to extensions of credit by the Bank to Centura, CCTI, and FGHE. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of capital and surplus and also limits the aggregate amount of transactions with all affiliates to 20 percent of capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount of a type described in Section 23A and purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loan and asset purchases, must be on terms and under circumstances, including credit standards that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and
(ii) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.


     Federal Securities Law

     Centura's Common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Centura is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


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

     Centura formulated the initial Year 2000 awareness program in 1996. A steering committee with representation from all the major areas of the bank and executive management was established to determine internal operational requirements to make its systems Year 2000 compliant. A formal Year 2000 Project Plan was drafted and approved by the board of directors in 1998. In this effort, Centura has followed the five management phases recommended by the Federal Financial Institutions Examination Council: (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. The project has been organized along functional lines to ensure that information technology (mainframe and distributed applications), vendors and other third parties, and the customer base will receive adequate resource attention.

     For its internal systems, Centura has completed the assessment phase with a complete inventory of all hardware and software that could potentially be impacted. A risk scoping analysis determined the schedule for remediation and testing to ensure that mission-critical systems would have ample time for extensive validation. Through code enhancements, hardware and software upgrades, and systems replacement, where needed, Centura has completed renovation or replacement of all of its mission-critical systems. Initial system testing and validation of internal mission-critical systems is substantially complete. Testing and validation of external mission-critical systems has commenced and is on schedule to be completed by March 31, 1999. Final integrated testing and validation of all mission-critical systems is on schedule to be completed by June 30, 1999.

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

Relationships with third parties in which electronic data is exchanged exposes Centura to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, Centura continues to work to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities.

     Centura is exposed to credit risk due to the failure of its borrowers to properly remediate their own systems as well as address their own customers' or suppliers' Year 2000 state of readiness. Centura has established a due diligence process to identify all borrowers representing a material Year 2000 related risk, evaluate their Year 2000 preparedness, assess the aggregate Year 2000 borrower risk to Centura, and develop appropriate risk controls to manage and mitigate the Year 2000 customer risk. As part of this process, borrowers are assigned a risk rating based on their Year 2000 compliance readiness which is being used to assess the need for additional specific loan loss reserves.

     Management is in the process of developing contingency plans in the event that validation efforts for remediated systems are not completed in accordance with current expectations. The Year 2000 contingency plans are being designed to address any failure to remediate Centura's internal systems and to address failures of systems outside Centura. The plans incorporate the use of third party service providers, alternate vendors, and other contingency service providers. Currently an outside service provider with expertise in the development of business resumption and contingency plans is facilitating the further development of Centura's current business resumption plans. Centura's Year 2000 contingency planning will complement this ongoing effort.

     For additional discussion on Year 2000 matters as of December 31, 1998, see the "Year 2000" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 2 PROPERTIES

     The main executive offices of Centura and the Bank are located in Rocky Mount, North Carolina. The Bank operates 210 financial stores, the substantial majority of which are located in North Carolina. The Bank also operates financial stores in South Carolina and the Hampton Roads region of Virginia.


ITEM 3 LEGAL PROCEEDINGS

     Centura Bank is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs in these actions allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, et als. v. G. Thomas Brame, Jerri Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1998. Plaintiffs are seeking compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura believes that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case instituted in 1996 (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O. v. Poyner & Spruill, L.L.P. and Centura Bank), consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs allege that they were damaged as a result of Centura Bank's actions and seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and accordingly, is unable to estimate a range of loss.

     Various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5 MARKET FOR CENTURA'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     See pages 6, 27-28, 32, 56-57, and 65-66 of the Form 10-K for information regarding the market for Centura's common equity and related shareholder matters.

ITEM 6 SELECTED FINANCIAL DATA


Table 1
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                                                     Five-Year
                                                                                                                     Compounded
                                                                                                                       Growth
                                                   1998          1997          1996          1995          1994         Rate
                                              ------------- ------------- ------------- ------------- ------------- -----------
SUMMARY OF OPERATIONS
(thousands)
Interest income .............................   $ 575,665     $ 515,089     $ 469,760     $ 417,635     $ 324,950       15.3%
Interest expense ............................     276,347       247,184       219,676       192,990       123,657       19.7
                                                ---------     ---------     ---------     ---------     ---------
Net interest income .........................     299,318       267,905       250,084       224,645       201,293       11.9
Provision for loan losses ...................      15,144        13,418         9,596         7,904         7,220       10.6
Noninterest income ..........................     136,456       109,974        92,903        72,918        57,741       15.4
Noninterest expense .........................     273,445       238,983       226,037       188,585       164,192       11.7
Income taxes ................................      50,314        42,420        39,203        36,421        31,849       13.5
                                                ---------     ---------     ---------     ---------     ---------
Net income ..................................   $  96,871     $  83,058     $  68,151     $  64,653     $  55,773       17.0
                                                =========     =========     =========     =========     =========
Net interest income, taxable equivalent .....   $ 306,618     $ 275,632     $ 256,109     $ 229,827     $ 207,033       11.7%
Cash dividends paid .........................   $  30,126     $  27,354     $  24,001     $  18,731     $  15,874       18.6%
PER COMMON SHARE
Net income -- basic .........................   $    3.67      $   3.22      $   2.66      $   2.50      $   2.23        13.8%
Net income -- diluted .......................        3.60          3.15          2.60          2.45          2.19        13.6
Cash dividends ..............................        1.14          1.06          1.00          0.85          0.74        10.6
Book value ..................................       23.66         20.82         18.51         17.19         14.95        10.9
SELECTED AVERAGE BALANCES
 (millions)
Assets ......................................   $   7,584     $   6,601     $   5,956     $   5,178     $   4,478        14.0%
Earning assets ..............................       6,907         6,056         5,485         4,754         4,118        13.8
Loans .......................................       4,933         4,309         4,014         3,638         3,005        13.2
Investment securities .......................       1,945         1,716         1,436         1,083         1,083        16.5
Core deposits ...............................       4,975         4,512         4,102         3,646         3,445        10.2
Total deposits ..............................       5,480         4,899         4,505         4,036         3,718        10.4
Shareholders' equity ........................         594           510           454           425           360        14.6
SELECTED YEAR-END BALANCES
 (millions)
Assets ......................................   $   8,236     $   7,125     $   6,294     $   5,785     $   4,658        12.8%
Earning assets ..............................       7,517         6,458         5,720         5,274         4,230        12.9
Loans .......................................       5,403         4,587         4,109         3,898         3,244        13.8
Investment securities .......................       2,075         1,828         1,578         1,329           966        11.6
Long-term debt ..............................         555           382           311           307           109        65.4
Core deposits ...............................       5,166         4,893         4,387         3,948         3,428         7.9
Total deposits ..............................       5,681         5,365         4,733         4,444         3,736         8.1
Shareholders' equity ........................         630           538           475           443           369        12.4
SELECTED RATIOS
Return on average assets ....................        1.28%         1.26%         1.14%         1.25%         1.25%
Return on average equity ....................       16.30         16.28         15.02         15.22         15.48
Average equity to average assets ............        7.84          7.73          7.62          8.21          8.04
Dividend payout ratio .......................       31.67         33.65         38.46         34.69         33.79

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains forward-looking statements about Centura Banks, Inc. ("Centura"). These statements can be identified by the use of words such as "expect," "may," "could," "intend," "estimate," or "anticipate." These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors. Those factors include, but are not limited to, the following: (i) expected cost savings from pending mergers may not be fully realized or costs or difficulties related to the integration of the businesses of Centura and merged institutions may be greater than expected, (ii) deposit attrition, customer loss, or revenue loss following pending mergers may be greater than expected, (iii) competitive pressure in the banking industry may increase significantly, (iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in the regulatory environment, (vii) changes may occur in business conditions and inflation, (viii) changes may occur in the securities markets, and (ix) disruptions of the operations of Centura or any of its subsidiaries, or any other governmental or private entity may occur as a result of the "Year 2000" problem.

     The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 35-65 and the supplemental financial data appearing throughout this report. Centura is a bank holding company operating in North Carolina, South Carolina, and Virginia.
Note 1 of the Notes to Consolidated Financial Statements discusses its wholly-owned subsidiaries, Centura Bank ("Bank") and Centura Capital Trust I ("CCTI").


                              SEGMENT INFORMATION

     The Bank has two segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered have varying customer bases.

     All other segments are combined and included as 'other' in the Notes to Consolidated Financial Statements. This category includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. and the Centura Bank Leasing Division, both of which offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

     To assess the performance of its segments, management utilizes an internal business unit profitability report. This report is compiled using information that reflects the underlying economics for the business segments, therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles. The accounting policies for the business unit profitability reports differ from those described in the Summary of Significant Accounting Policies (see Note 1) in that income taxes and the provision for loan losses are accounted for based on cash payments and actual charge-offs, respectively. Additionally, consideration is not given to amortization of intangible assets.

     Products offered within each segment are described in detail throughout Management's Discussion and Analysis.


                                    SUMMARY

     Centura reported net income for 1998 of $96.9 million, or $3.60 per diluted share compared with $83.1 million or $3.15 per diluted share reported in 1997. Other items of significance occurring as of and for the year ended 1998 are highlighted below:

      o Centura completed the merger with Pee Dee Bankshares, Inc.
        headquartered in Timmonsville, South Carolina. This merger represented Centura's entrance into the South Carolina market. As a result of this merger, Centura's assets were increased by approximately $138.0 million.

      o Taxable equivalent net interest income increased by $31.0 million, or
        11.2 percent, to $306.6 million in 1998. The volume of average interest-earning assets increased $851.4 million to $6.9 billion which outpaced the $745.0 million increase in interest-bearing liabilities. Increases in volume and product mix added $36.6 million to taxable equivalent net interest income whereas changes in the rate environment resulted in a $5.7 million decline.

      o Total loans and deposits were $5.4 billion and $5.7 billion, respectively, at December 31, 1998 compared to $4.6 billion and $5.4 billion at the end of the prior year. These increases were fueled by normal growth, mergers, acquisitions, deposit assumptions, and loan campaigns held during 1998.

      o The allowance for loan losses was $67.5 million, representing 1.25 percent of outstanding loans at December 31, 1998, compared to $64.3 million, or 1.40 percent of loans at the end of the previous year. Net charge-offs were .28 percent of average loans for 1998, compared to .25 percent of average loans for the year ended December 31, 1997.

      o Noninterest income, before securities transactions, increased $26.0 million to $135.9 million for 1998 compared to $109.8 million last year. Service charges on deposit accounts, insurance and brokerage commissions, and mortgage income were the primary contributors to the increase.

      o Noninterest expense increased $34.5 million or 14.4 percent to $273.4 million for 1998 from $239.0 million in 1997. Personnel expenses and outsourcing charges were responsible for a majority of this increase.

     Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. The following table provides a summary of merger and acquisition activity for the three-year period ended December 31, 1998. These transactions allowed Centura to leverage upon existing market presence in North Carolina as well as expand into adjacent and complementary markets in South Carolina and Virginia.


Table 2
--------------------------------------------------------------------------------

(millions)                                                                Acquisition Date     Total Assets
----------                                                                ----------------     ------------
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
Moore & Johnson, Inc. ("M&J"), insurance agency ......................         1/30/98            $   3
NBC Bank, FSB ("NBC"), deposit assumption ............................         7/24/98               17
Clyde Savings Bank, A Division of the Hometown Bank ("Clyde"), deposit
 assumption ..........................................................        10/15/98                6
                                                                                                  -----
 Total 1998 Purchase Acquisitions ....................................                            $  26
                                                                                                  =====
Branch Banking and Trust Company and United Carolina Bank, deposit
 assumption ..........................................................         8/15/97            $ 313
Betts & Company, insurance agency ....................................        11/03/97                1
NationsBank, N.A., deposit assumption ................................        11/13/97               86
First Union National Bank, deposit assumption ........................        12/05/97               16
                                                                                                  -----
 Total 1997 Purchase Acquisitions ....................................                            $ 416
                                                                                                  =====
Essex Savings Bank, FSB, deposit assumption ..........................         7/26/96            $  71
First Community Bank, Gastonia .......................................         8/16/96              121
First Greensboro Home Equity, Inc., Greensboro, 49% purchase .........        10/01/96               --
                                                                                                  -----
 Total 1996 Purchase Acquisitions ....................................                            $ 192
                                                                                                  =====
MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS:
Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC ...............         3/27/98            $ 138
                                                                                                  -----
 Total 1998 Mergers ..................................................                            $ 138
                                                                                                  =====
First Commercial Holding Corp., Asheville ............................         2/27/96            $ 172
FirstSouth Bank, Burlington ..........................................        10/25/96              170
CLG, Inc., Raleigh ...................................................        11/01/96              126
                                                                                                  -----
 Total 1996 Mergers ..................................................                            $ 468
                                                                                                  =====

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the dates of merger have been restated as though the entities had been combined for all the periods presented, except as discussed below with respect to the Pee Dee transaction. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction.

     On January 30, 1998, Centura consummated the acquisition of M&J, an insurance agency with its principal operations in Raleigh, North Carolina. M&J added approximately $3.0 million in assets and goodwill of approximately $3.1 million was recorded. As this transaction was accounted for as a purchase, its financial position and results of operations are not included in the consolidated financial statements until the consummation of the transaction.

     On July 24, 1998, Centura assumed approximately $17.0 million of deposits and $4.0 million of loans from NBC. The transaction added approximately $1.6 million of goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel.

     On October 15, 1998, Centura consummated a deposit assumption from Clyde. In the transaction, Centura assumed approximately $6.0 million of deposits and $4.0 million of loans from Clyde's branch office located in Franklin, North Carolina. Goodwill of $358,000 was recorded.

     On March 27, 1998, Centura completed its merger with Pee Dee. Under the terms of the agreement, the shareholders of Pee Dee received 577,034 shares of Centura common stock for the issued and outstanding common shares of Pee Dee. Although the transaction was accounted for as a pooling-of-interests, the merger was not material and accordingly, prior period financial statements have not been restated. The financial position and results of operations of Pee Dee were not included in the consolidated financial statements until the consummation date.

     Centura continually evaluates acquisition opportunities and will continue seeking to acquire healthy thrift and banking institutions and financial services entities as allowed under current regulatory guidelines. Continuing this acquisition trend, Centura acquired Capital Advisors of North Carolina, L.L.C., Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors, on January 7, 1999. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The transaction was accounted for using the purchase method and approximately $14.2 million of goodwill was recorded.

     Subsequent to December 31, 1998, Centura acquired Scotland Bancorp, Inc. ("Scotland"), based in Laurinburg, North Carolina, using the purchase method. Total assets acquired were approximately $58.2 million. Goodwill of approximately $6.6 million was recorded.

     On October 28, 1998, Centura and First Coastal Bankshares, Inc. ("First Coastal") entered into a definitive agreement to merge. First Coastal, with total assets of $559.7 million at December 31, 1998, is headquartered in Virginia Beach, Virginia and operates 17 branch offices. Under the agreement, each share of First Coastal common stock will be converted into .34 shares of Centura common stock providing certain conditions are met. The transaction will be accounted for as a pooling-of-interests and is expected to close in the first quarter of 1999. In connection with the acquisition, Centura expects to record merger-related expenses and restructuring charges ranging between $3 to $5 million.


                            INTEREST-EARNING ASSETS

     Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the "Asset Quality and Allowance for Loan Losses", "Market Risk", and "Asset/Liability and Interest Rate Risk Management" sections. At December 31, 1998, average interest-earning assets were $6.9 billion compared with $6.1 billion at December 31, 1997, an increase of $851.4 million or 14.1 percent.


Loans

     Loans represent the largest component of interest-earning assets for Centura. Centura's loan and lease portfolio (collectively referred to as "loans") grew $816.4 million or 17.8 percent during 1998 to $5.4 billion compared to total loans of $4.6 billion at December 31, 1997. Excluding loans acquired in connection with acquisitions, total loans grew approximately 15.7 percent. The loan mix remained stable between 1998 and 1997. Commercial loans (commercial mortgage, commercial, industrial and agricultural, and real estate construction) comprise the largest portion of total loans representing 53.9 percent of outstanding loans at December 31, 1998, up from 51.6 percent at December 31, 1997. The consumer loan portfolio and lease portfolio represented 38.1 percent and 8.0 percent of total outstanding loans at December 31, 1998, respectively, versus 38.1 percent and
10.3 percent at December 31, 1997. Refer to Table 3 for a summary of loans outstanding and mix percentages.

     Inherent in lending is the risk of loss due to the failure of a borrower to repay amounts due. To minimize this risk, over 92 percent of the $2.9 billion commercial loan portfolio outstanding at December 31, 1998 is secured. Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed credit. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and non-compliance with terms, conditions, and loan agreements are promptly reported to the credit review area and reviewed.

     In connection with commercial lending activities, Centura had $141.8 million of standby letters of credit outstanding at December 31, 1998. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

     Consumer loans consist of equity lines, residential mortgages, installment loans, and other credit line loans. Combined, these loans increased $310.5 million to $2.1 billion at December 31, 1998. Equity lines and other credit lines increased $90.3 million and residential mortgage loans increased $220.1 million over the prior year. The increase in equity lines and other credit lines was in response to an aggressive sales campaign commenced in the spring of 1998. To help assess borrower risk when extending credit on consumer loans, Centura utilizes a standard credit scoring system. All new lines opened under the sales campaign mentioned above were subject to Centura's standard credit approval process.

     Credit is extended by the Bank principally to customers in its market areas of North Carolina, South Carolina, and the Hampton Roads region of Virginia. Although not a significant part of Centura's lending activities, foreign credit is extended on a case by case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. Management discourages loans to high technology start-up companies, to highly speculative real estate development projects, and to participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.

     Loans and other assets which were not performing in accordance with their original terms and past due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

     Average loan volume increased to $4.9 billion during 1998, up $623.9 million or 14.5 percent over 1997. Excluding acquisitions, average loans grew approximately 13.4 percent over 1997 levels. Average loans as a percent of average-interest earning assets increased slightly to 71.4 percent, compared to
71.2 percent last year.

     For the year ended December 31, 1998, loans generated additional taxable equivalent interest income of $47.3 million, an increase of 11.6 percent over the prior year. Without the taxable equivalent adjustment, interest income earned on loans increased $46.9 million to $453.0 million. Interest income earned on loans is dependent on interest rates, credit spreads, and product mix. As shown in Table 6, "Net Interest Income Analysis -- Taxable Equivalent Basis," the average loan yield declined 23 basis points to 9.20 percent in 1998. Refer to Table 7, "Net Interest Income and Volume/Rate Variance-Taxable Equivalent Basis."

Table 3
--------------------------------------------------------------------------------
TYPES OF LOANS
--------------------------------------------------------------------------------

                                           1998                      1997
                                 ------------------------- -------------------------
                                                   % of                      % of
                                     Amount       Total        Amount       Total
                                 ------------- ----------- ------------- -----------
                                               (dollars in thousands)
Commercial, financial, and
 agricultural ..................  $1,088,974       20.16%   $  846,074       18.45%
Consumer .......................     411,852        7.62       321,513        7.00
Real estate -- mortgage(1) .....   2,722,125       50.38     2,320,320       50.59
Real estate -- construction
 and land development ..........     672,373       12.44       578,304       12.61
Leases .........................     434,556        8.04       470,376       10.26
Other ..........................      73,104        1.36        49,995        1.09
                                  ----------      ------    ----------      ------
Total loans ....................  $5,402,984      100.00%   $4,586,582      100.00%
                                  ==========      ======    ==========      ======



                                           1996                      1995                      1994
                                 ------------------------- ------------------------- -------------------------
                                                   % of                      % of                      % of
                                     Amount       Total        Amount       Total        Amount       Total
                                 ------------- ----------- ------------- ----------- ------------- -----------
                                                            (dollars in thousands)
Commercial, financial, and
 agricultural ..................  $  743,477       18.09%   $  671,803       17.23%   $  591,317       18.23%
Consumer .......................     274,733        6.69       270,889        6.95       234,438        7.23
Real estate -- mortgage(1) .....   2,097,757       51.05     2,211,607       56.73     1,843,423       56.82
Real estate -- construction
 and land development ..........     524,246       12.76       434,014       11.13       336,889       10.38
Leases .........................     420,240       10.23       269,677        6.92       199,982        6.16
Other ..........................      49,001        1.18        40,446        1.04        38,106        1.18
                                  ----------      ------    ----------      ------    ----------      ------
Total loans ....................  $4,109,454      100.00%   $3,898,436      100.00%   $3,244,155      100.00%
                                  ==========      ======    ==========      ======    ==========      ======

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


Table 4
--------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
--------------------------------------------------------------------------------

                                                                   As of December 31, 1998
                                                    ------------------------------------------------------
                                                        One           One
                                                        Year        Through        Over
                                                         Or           Five         Five
                                                        Less         Years         Years         Total
                                                    -----------   -----------   ----------   -------------
                                                                         (thousands)
Commercial, financial, and agricultural:
 Fixed interest rates ...........................    $165,727      $131,163      $ 21,326     $  318,216
 Floating interest rates ........................     429,620       262,220        78,918        770,758
                                                     --------      --------      --------     ----------
 Total ..........................................    $595,347      $393,383      $100,244     $1,088,974
                                                     ========      ========      ========     ==========
Real estate -- construction and land development:
 Fixed interest rates ...........................    $ 60,158      $ 71,349      $  9,109     $  140,616
 Floating interest rates ........................     290,227       216,401        25,129        531,757
                                                     --------      --------      --------     ----------
 Total ..........................................    $350,385      $287,750      $ 34,238     $  672,373
                                                     ========      ========      ========     ==========

Investment Securities

     The investment portfolio, comprised primarily of mortgage-backed securities, increased to $2.1 billion, an increase of $246.4 million or 13.5 percent over 1997's $1.8 billion portfolio. On average, investments increased $229.0 million or 13.3 percent to $1.9 billion for 1998 versus $1.7 billion for 1997. Investment securities as a percentage of average interest-earning assets were 28.2 percent and 28.3 percent at December 31, 1998 and 1997, respectively. Refer to Note 4 of the Notes to Consolidated Financial Statements for a summary of investment securities as of December 31, 1998 and 1997.

     The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities. At the end of 1998, over 92 percent of the investment portfolio consisted of obligations of the U.S. Government and its agencies or other investment grade fixed income securities. The effective duration of the investment portfolio at December 31, 1998 was 2.05 years compared to 2.13 years at year-end 1997. Table 5 below summarizes the investment portfolio by contractual maturity date whose original contractual lives range between 15 days and 30 years. Mortgage-backed and asset-backed securities, by nature, have lives that are shorter than their contractual life due to volatility in the monthly returns of principal.

Table 5
--------------------------------------------------------------------------------
INVESTMENT SECURITIES -- MATURITY/YIELD SCHEDULE
--------------------------------------------------------------------------------

                                           Remaining Maturities as of December 31, 1998
                                 -----------------------------------------------------------------
                                     1 Year or Less          1 to 5 Years         6 to 10 Years
                                 ---------------------- ---------------------- -------------------
                                  Amortized              Amortized              Amortized
                                     Cost       Yield       Cost       Yield       Cost     Yield
                                 ----------- ---------- ----------- ---------- ----------- -------
                                                      (dollars in thousands)
        Held to Maturity:
U.S. Treasury ..................   $ 9,991       5.39%   $ 24,859       6.74%   $     --      --%
U.S. government agencies and
 corporations ..................     7,026       4.04      13,886       4.64          --      --
State and municipal ............       851       9.93      15,958       9.81       7,529    7.82
Other securities ...............     1,000       5.80          33      10.25          --      --
                                   -------               --------               --------
Total held to maturity .........   $18,868       5.12    $ 54,736       7.10    $  7,529    7.82
                                   =======               ========               ========
Available for Sale:
U.S. Treasury ..................   $10,008       6.47%   $102,500       6.79%   $     --      --%
U.S. government agencies and
 corporations ..................    39,506       8.28     122,139       6.01          --      --
State and municipal ............        --         --         462       8.29       1,394    8.05
Mortgage-backed and
 asset-backed securities .......        --         --      55,081       6.16     148,533    6.08
Common stock ...................        --         --          --         --          --      --
Other securities ...............    33,426       4.55          --         --      17,500    6.56
                                   -------                                      --------
Total available for sale .......   $82,940       6.56    $280,182       6.33    $167,427    6.15
                                   =======               ========               ========



                                  Remaining Maturities as of December 31,
                                                    1998
                                 -----------------------------------------
                                     Over 10 Years         No Maturity              Total
                                 --------------------- ------------------- -----------------------
                                   Amortized            Amortized            Amortized
                                      Cost      Yield      Cost     Yield      Cost        Yield
                                 ------------- ------- ----------- ------- ------------ ----------
                                          (dollars in thousands)
        Held to Maturity:
U.S. Treasury ..................  $       --      --%    $    --      --%   $   34,850      6.35%
U.S. government agencies and
 corporations ..................          --      --          --      --        20,912      4.44
State and municipal ............       5,777    8.37          --      --        30,115      9.04
Other securities ...............          --      --          --      --         1,033      5.94
                                  ----------             -------            ----------
Total held to maturity .........  $    5,777    8.37     $    --      --    $   86,910      6.82
                                  ==========             =======            ==========
Available for Sale:
U.S. Treasury ..................  $       --      --%    $    --      --%   $  112,508      6.76%
U.S. government agencies and
 corporations ..................          --      --          --      --       161,645      6.57
State and municipal ............          --      --          --      --         1,856      8.11
Mortgage-backed and
 asset-backed securities .......   1,173,837    6.41          --      --     1,377,451      6.36
Common stock ...................          --      --      31,350    7.05        31,350      7.05
Other securities ...............     231,003    6.49          --      --       281,929      6.26
                                  ----------             -------            ----------
Total available for sale .......  $1,404,840    6.42     $31,350    7.05    $1,966,739      6.40
                                  ==========             =======            ==========

---------
(1) Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35% and 7.25% for federal and state purposes, respectively.


     The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. Beginning in 1997, Centura began to classify most investment purchases as available for sale. This is consistent with Centura's investment philosophy of maintaining flexibility to manage the securities portfolio. For those investments classified as HTM, Centura has the intent and ability to hold them until maturity. At December 31, 1998 and 1997, the amortized cost of the HTM portfolio amounted to $86.9 million and $188.6 million, respectively, decreasing as a result of scheduled maturities within the portfolio. At December 31, 1998 and 1997, the fair value of the HTM portfolio exceeded its amortized cost by $2.8 million and $3.1 million, respectively. The HTM portfolio is carried at amortized cost.

     The AFS portfolio, representing the remainder of the investment portfolio, is reported at estimated fair value as quoted from independent third parties. These securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital and other factors. At December 31, 1998, the AFS portfolio was $2.0 billion compared with $1.6 billion at year-end 1997. Unrealized gains were $20.9 million and $16.2 million at December 31, 1998 and 1997, respectively, which have been recorded, net of tax, as a separate component of other comprehensive income. Sales of AFS securities resulted in net gains of $594,000 and $136,000 for the years ended December 31, 1998 and 1997, respectively.

     Taxable equivalent interest income on investment securities was $127.8 million in 1998, up $13.1 million from the $114.7 million earned in 1997. Changes in interest rates, product mix, and credit spreads reduced taxable equivalent interest income on investments by $887,000 while volume increases contributed $14.0 million. The average yield on investments was 6.64 percent in 1998 versus 6.70 percent in 1997. For additional information see Table 6, "Net Interest Income -- Taxable Equivalent Basis" and Table 7, "Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis." Interest income on investment securities, as recorded in the consolidated income statement, was $121.2 million for 1998 versus $107.4 million for 1997.


                                FUNDING SOURCES

     Funding sources, which include deposits, short-term borrowings, and long-term borrowings, averaged $6.9 billion during 1998, up $865.4 million or
14.4 percent from 1997's level of $6.0 billion.


Deposits

     Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CD's"), and transaction accounts, at December 31, 1998 increased $315.8 million or 5.9 percent to

$5.7 billion when compared with December 31, 1997. This increase is partially due to internal growth, deposit assumptions, and the acquisition of Pee Dee.

     On average, total deposits increased $580.4 million in 1998 to $5.5 billion, an 11.8 percent increase over 1997's average of $4.9 billion. Excluding the impact of deposit assumptions and the merger with Pee Dee, average deposits grew approximately 10.1 percent over 1997.

     On average, the deposit mix, when compared to prior year, has remained relatively consistent. The largest shift occurred between money market accounts and CD's less than $100,000, which represented 19.3 percent and 31.7 percent of total deposits at December 31, 1998, respectively, compared to 16.2 percent and
35.8 percent at December 31, 1997. Money market accounts, on average, continued to outpace the growth in all other deposit products in 1998, increasing $263.7 million to $1.1 billion reflecting uncertainties in the capital markets. Centura's money market accounts offer competitive rates and provide greater customer flexibility. The largest component of deposits, CD's less than $100,000, averaged $1.7 billion for 1998, a decrease of $19.2 million from 1997's average of $1.8 billion. CD's with denominations of $100,000 or greater averaged $464.1 million during 1998 and $381.9 million during 1997. Transaction account balances (interest checking and noninterest-bearing demand deposits) on average increased 14.8 percent or $203.0 million over the prior year and represented 28.7 percent of total deposits at December 31, 1998.

     Core deposits, which provide a stable source of low cost of funds, include noninterest-bearing demand, interest checking, money market, CD's with balances less than $100,000, and savings accounts. Core deposits grew $273.0 million between the year-end periods to $5.2 billion at December 31, 1998. Average core deposit growth between the periods was moderate at 10.2 percent. As of December 31, 1998, core deposits constituted 90.8 percent of total deposits compared to
92.1 percent at December 31, 1997.

     Interest expense on deposits increased $14.4 million to $198.4 million for 1998 compared to $183.9 million for 1997. As shown in Table 6, "Net Interest Income Analysis -- Taxable Equivalent Basis," the cost of interest-bearing deposits declined 13 basis points to 4.27 percent for 1998. The increase in deposit interest expense was due primarily to volume. The change in interest rates paid and changes in deposit product mix on deposits were responsible for decreasing interest expense by $4.2 million while volume increased interest expense by $18.6 million.


Other Funding Sources

     Borrowed funds consist principally of federal funds purchased, securities sold under agreements to repurchase, and master notes. Borrowed funds were $1.2 billion at period end 1998 and averaged $934.6 million for the year. For comparison, 1997 period end borrowed funds were $733.2 million and $763.0 million on average. On average, borrowed funds represented 13.6 percent of Centura's total average funding sources for 1998 compared with 12.7 percent in 1997. The average interest rate paid on borrowed funds declined 13 basis points to 5.17 percent at December 31, 1998. Interest expense on borrowed funds increased by $7.9 million representing an $8.9 million increase in volume mitigated by a $1.0 million decrease in interest rates.

     Long-term debt at December 31, 1998 was $555.1 million, increasing $172.9 million over year-end 1997. Long-term debt at year-end 1998 consisted predominantly of Federal Home Loan Bank advances and Capital Securities issued in June 1997 (described in the "Liquidity" section). On average, long-term debt increased $113.5 million to $454.6 million during 1998, compared to $341.1 million last year. Interest expense on long-term debt increased $6.9 million, $7.4 million due to greater volume offset by a decrease of $538,000 due to changes in interest rates. Average rates paid on long-term debt were 6.53 percent and 6.68 percent at December 31, 1998 and 1997, respectively.


                  NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income for 1998 was $299.3 million or 11.7 percent higher than prior year. On a taxable equivalent basis, net interest income increased $31.0 million to $306.6 million from the $275.6 million reported in 1997. This increase was primarily due to a $851.4 million increase in average interest-earning asset volume, which outpaced the $745.0 million increase in average interest-bearing liabilities. Taxable equivalent net interest income decreased by $5.7 million as a result of the declining interest rate environment, tighter credit spreads, and changes in product mix while volume growth contributed $36.7 million.

     The net interest margin, taxable equivalent net interest income divided by average interest-earning assets, declined 11 basis points to 4.45 percent for 1998 compared to 4.56 percent for 1997. Net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets.

The margin was impacted by the interest rate environment, tighter credit spreads, increased competition, and changes in the product mix. The yield earned on interest-earning assets declined 18 basis points to 8.46 percent from 8.64 percent in prior year. However, the rate paid on interest-bearing liabilities declined only 10 basis points to 4.58 percent from 4.68 percent in 1997, arriving at an interest rate spread of 3.88 percent and 3.96 percent for 1998 and 1997, respectively. The net interest margin was also adversely impacted by the $5.2 million increase in nonperforming assets on which interest income was not recognized. Had income been recognized on these loans, the net interest margin would have been 4 basis points higher.

     Table 6 and Table 7 provide additional information related to net interest income and the net interest margin.


Table 6
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                      1998                                  1997
                                      ------------------------------------- -------------------------------------
                                                     Interest                              Interest
                                         Average      Income/     Average      Average      Income/     Average
                                         Balance      Expense   Yield/Rate     Balance      Expense   Yield/Rate
                                      ------------- ---------- ------------ ------------- ---------- ------------
                                                                      (thousands)
ASSETS
Loans ...............................  $4,932,935    $453,745  9.20%         $4,309,064    $406,487  9.43%
Taxable securities ..................   1,890,591     124,675  6.59           1,669,017     110,906  6.64
Tax-exempt securities ...............      35,382       3,128  8.84              42,272       3,775  8.93
Short-term investments ..............      26,660       1,417  5.32              30,741       1,648  5.36
                                       ----------    --------                ----------    --------
Interest-earning assets, gross ......   6,885,568     582,965  8.47           6,051,094     522,816  8.64
Net unrealized gains (losses) on
 available for sale securities ......      18,835                                 4,512
Other assets, net ...................     679,529                               545,478
                                       ----------                            ----------
 Total assets .......................  $7,583,932                            $6,601,084
                                       ==========                            ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest checking ...................  $  734,418    $  9,959  1.36%         $  651,774    $ 10,828  1.66%
Money market ........................   1,059,078      44,932  4.24             795,397      33,633  4.23
Savings deposits ....................     289,321       5,076  1.75             288,128       5,451  1.89
Time deposits .......................   2,559,157     138,386  5.41           2,446,648     134,029  5.48
                                       ----------    --------                ----------    --------
Total interest-bearing deposits .....   4,641,974     198,353  4.27           4,181,947     183,941  4.40
Borrowed funds ......................     934,560      48,322  5.17             763,043      40,453  5.30
Long-term debt ......................     454,569      29,672  6.53             341,067      22,790  6.68
                                       ----------    --------                ----------    --------
Interest-bearing liabilities ........   6,031,103     276,347  4.58           5,286,057     247,184  4.68
                                                     --------                              --------
Demand, noninterest-bearing .........     837,850                               717,506
Other liabilities ...................     120,644                                87,191
Shareholders' equity ................     594,335                               510,330
                                       ----------                            ----------
 Total liabilities and
  shareholders' equity ..............  $7,583,932                            $6,601,084
                                       ==========                            ==========
Interest rate spread ................                          3.89%                                 3.96%
Net yield on interest-earning
 assets, gross ......................  $6,885,568    $306,618  4.45%         $6,051,094    $275,632  4.56%
                                       ==========    ========                ==========    ========
Taxable equivalent adjustment .......                $  7,300                              $  7,727
                                                     ========                              ========



                                                      1996
                                      -------------------------------------
                                                      Interest
                                         Average      Income/     Average
                                         Balance      Expense    Yield/Rate
                                      ------------- ----------- -----------
                                                   (thousands)
ASSETS
Loans ...............................  $4,014,391    $379,411       9.45%
Taxable securities ..................   1,394,307      90,374       6.48
Tax-exempt securities ...............      47,450       4,211       8.87
Short-term investments ..............      34,368       1,789       5.20
                                       ----------    --------
Interest-earning assets, gross ......   5,490,516     475,785       8.67
Net unrealized gains (losses) on
 available for sale securities ......      (5,542)
Other assets, net ...................     471,316
                                       ----------
 Total assets .......................  $5,956,290
                                       ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest checking ...................  $  611,342    $ 11,085       1.81%
Money market ........................     489,281      17,093       3.49
Savings deposits ....................     306,772       6,311       2.06
Time deposits .......................   2,450,809     134,556       5.49
                                       ----------    --------
Total interest-bearing deposits .....   3,858,204     169,045       4.38
Borrowed funds ......................     588,008      30,427       5.17
Long-term debt ......................     319,634      20,204       6.32
                                       ----------    --------
Interest-bearing liabilities ........   4,765,846     219,676       4.61
                                                     --------
Demand, noninterest-bearing .........     647,245
Other liabilities ...................      89,453
Shareholders' equity ................     453,746
                                       ----------
 Total liabilities and
  shareholders' equity ..............  $5,956,290
                                       ==========
Interest rate spread ................                               4.06%
Net yield on interest-earning
 assets, gross ......................  $5,490,516    $256,109       4.66%
                                       ==========    ========
Taxable equivalent adjustment .......                $  6,025
                                                     ========

---------
(1) Nonaccrual loans are included in average balances for yield computations.

(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 1998 of 35% and 7.25%, for 1997 of 35% and 7.50%, and for 1996 of 35% and 7.75%
    for federal and state purposes, respectively.

(3) Average balances of taxable and tax-exempt securities available for sale do not include the unrealized gains (losses) recorded on such securities.
    Such amounts, net of taxes, are included in the average balances of shareholders' equity.

Table 7
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE VARIANCE -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                           1998-1997                                  1997-1996
                                            ----------------------------------------   ---------------------------------------
                                                                   Variance                                  Variance
                                              Income/          Attributable to           Income/          Attributable to
                                              Expense     --------------------------     Expense     -------------------------
                                              Variance      Volume          Rate         Variance      Volume         Rate
                                            -----------   ----------   -------------   -----------   ----------   ------------
                                                                                 (thousands)
INTEREST INCOME
Loans ...................................     $47,258      $57,601       $ (10,343)      $27,076      $27,799       $   (723)
Taxable securities ......................      13,769       14,618            (849)       20,532       18,204          2,328
Tax-exempt securities ...................        (647)        (609)            (38)         (436)        (462)            26
Short-term investments ..................        (231)         (74)           (157)         (141)        (193)            52
                                            ---------      -------       ---------       -------      -------       --------
 Total interest income ..................      60,149       71,536         (11,387)       47,031       45,348          1,683
INTEREST EXPENSE
Interest checking .......................        (869)       1,270          (2,139)         (257)         706           (963)
Money market ............................      11,299       11,186             113        16,540       12,378          4,162
Savings deposits ........................        (375)          22            (397)         (860)        (370)          (490)
Time deposits ...........................       4,357        6,101          (1,744)         (527)        (228)          (299)
                                            ---------      -------       ---------       -------      -------       --------
Total interest-bearing deposits .........      14,412       18,579          (4,167)       14,896       12,486          2,410
Borrowed funds ..........................       7,869        8,891          (1,022)       10,026        9,263            763
Long-term debt ..........................       6,882        7,420            (538)        2,586        1,397          1,189
                                            ---------      -------       ---------       -------      -------       --------
 Total interest expense .................      29,163       34,890          (5,727)       27,508       23,146          4,362
                                            ---------      -------       ---------       -------      -------       --------
 Net interest income ....................     $30,986      $36,646       $  (5,660)      $19,523      $22,202       $ (2,679)
                                            =========      =======       =========       =======      =======       ========

---------
  The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

                  ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

     The investment and loan portfolios are the primary types of interest-earning assets for Centura. While the investment portfolio is structured with minimum credit exposure to Centura, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers, and ongoing review of loan payment performance.

     Total nonperforming assets, including nonperforming loans and foreclosed properties, were $33.1 million at December 31, 1998 compared with $27.9 million at December 31, 1997. Nonperforming assets at year-end 1998 were .40 percent of total assets, up 1 basis point from the .39 percent at year-end 1997. Nonaccrual leases accounted for $4.7 million of the increase over year-end 1997 in response to increases in problem assets in the Centura leasing portfolio. Table 10, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years.

     Net charge-offs were .28 percent of average loans for 1998 versus .25 percent for 1997, while the volume of net charge-offs increased $3.0 million to total $14.0 million. Gross charge-offs were $17.3 million for the year ended December 31, 1998 compared with $14.4 million for the prior year. Recoveries were unchanged totaling $3.4 million for December 31, 1998 and 1997. Consumer net charge-offs rose $1.2 million during 1998 over 1997 which is consistent with trends experienced throughout the industry. Leasing net charge-offs increased $1.2 million primarily due to substantial increases in problem assets in the leasing portfolio. In response to the level of charge-offs and growth in the loan portfolio, the provision for loan losses increased $1.7 million to $15.1 million for 1998.

     The allowance for loan and lease losses ("AFLL") grew by $3.2 million to $67.5 million at December 31, 1998, compared to $64.3 million last year. At December 31, 1998, Centura's AFLL as a percentage of outstanding loans was 1.25 percent compared to 1.40 percent at December 31, 1997. The decline in the ratio of the AFLL to total loans is primarily the result of substantial loan growth during the fourth quarter of 1998, a portion of which was mortgage loans held for sale that Centura expects to sell in the first quarter of 1999.

     Loan loss reserves for the commercial loan portfolio are established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. Reserves for consumer loans, mortgage loans, and leases are determined based on past due levels and historical and projected loss rates. Loss percentages assigned for each loan grade used to develop the general allowance are determined based on periodic evaluation of actual loss experience over a period of time and management's estimate of probable losses as well as other factors that are known at the time when the appropriate level for the AFLL is assessed. Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired are reviewed on a quarterly basis in order to determine whether specific reserves are required. Included in the AFLL is an unallocated amount that represents the result of analyzing less quantifiable factors such as economic trends and other risk factors that are inherent in the loan portfolio. The allocation of the allowance for loans losses as of December 31, 1998 increased throughout all loan categories over the prior period. The identification of additional impaired leases and increases in problem assets in the remainder of the leasing portfolio during 1998 required an additional $2.6 million in loan loss reserves attributable to leases. For all other loan categories, the allocations increased principally as a result of increased loan volume during 1998 which arose principally as a result of internal growth. The decrease in the unallocated amount of the AFLL is primarily attributable to an increase in the allocation of a portion of the AFLL to the leasing portfolio as discussed above.

     For additional information with respect to the activity in the AFLL, see Tables 8 and 9, "Analysis of Allowance for Loan Losses" and "Allocation of the Allowance for Loan Losses," respectively.

     Loans past due ninety or more days were $9.1 million at December 31, 1998, compared to $7.0 million at December 31, 1997. Accrual of interest on loans is discontinued when management has serious doubts that such interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off. When borrowers demonstrate, over an extended period, the ability to repay a loan Centura has classified as nonaccrual in accordance with its contractual terms, such loan is returned to accrual status.

     In addition to nonperforming assets and past due loans, management has identified approximately $50 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan. One loan accounts for approximately $25 million of this amount. This loan is a participation in a secured loan to a manufacturing corporation.

     Management believes the AFLL to be adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for potential current losses inherent in the loan portfolio. However, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. The AFLL is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the AFLL and the size of the AFLL in comparison to peer banks identified by the regulatory agencies. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of Centura.


Table 8
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                             1998         1997         1996         1995         1994
                                                         ------------ ------------ ------------ ------------ ------------
                                                                              (dollars in thousands)
Allowance for loan losses at beginning of year .........   $ 64,279     $ 58,715     $ 55,070     $ 48,164     $ 43,430
Allowance for acquired loans ...........................      2,068        3,133        1,240        3,460          170
Provision for loan losses ..............................     15,144       13,418        9,596        7,904        7,220
Charge-offs:
 Real estate loans .....................................      1,431        1,662        1,024        1,526        2,525
 Commercial and industrial loans .......................      4,644        4,674        3,900        2,893        1,189
 Agricultural loans (excluding real estate) ............         95          256           70          229           61
 Consumer loans ........................................      7,547        5,536        4,690        3,226        1,971
 Leases ................................................      3,503        2,164          668          381          245
 Other .................................................        100          133           56           51           30
                                                           --------     --------     --------     --------     --------
   Total charge-offs ...................................     17,320       14,425       10,408        8,306        6,021
                                                           --------     --------     --------     --------     --------
Recoveries on loans previously charged-off:
 Real estate loans .....................................        132          699          543          641          659
 Commercial and industrial loans .......................      1,193        1,640        1,391        2,166        1,867
 Agricultural loans (excluding real estate) ............         --           45           10           --            8
 Consumer loans ........................................      1,851        1,007        1,195        1,019          766
 Leases ................................................        174           47           78           22           65
                                                           --------     --------     --------     --------     --------
   Total recoveries on loans previously charged-off ....      3,350        3,438        3,217        3,848        3,365
                                                           --------     --------     --------     --------     --------
Net charge-offs ........................................     13,970       10,987        7,191        4,458        2,656
                                                           --------     --------     --------     --------     --------
Allowance for loan losses at end of year ...............   $ 67,521     $ 64,279     $ 58,715     $ 55,070     $ 48,164
                                                           ========     ========     ========     ========     ========
Allowance and loss ratios:
Allowance for loan losses to loans at year-end .........       1.25%        1.40%        1.43%        1.41%        1.48%
Net charge-offs to average loans .......................       0.28         0.25         0.18         0.12         0.09
Allowance for loan losses to nonperforming loans .......       2.32x        2.71x        3.06x        2.86x        2.59x

Table 9
--------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                     1998       1997       1996       1995       1994
                                                  ---------- ---------- ---------- ---------- ---------
                                                                       (thousands)
Commercial, financial, and agricultural .........  $15,854    $14,230    $13,255    $12,442    $ 7,163
Consumer ........................................   12,014     10,819      8,249      8,572      8,684
Real estate -- mortgage .........................   17,349     14,502     15,663     17,851     12,700
Real estate -- construction and land development     6,311      5,922      7,267      6,561      4,810
Leases ..........................................    8,489      5,865      2,142      1,060        921
Unallocated .....................................    7,504     12,941     12,139      8,584     13,886
                                                   -------    -------    -------    -------    -------
Allowance for loan losses at end of year ........  $67,521    $64,279    $58,715    $55,070    $48,164
                                                   =======    =======    =======    =======    =======

     The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations. Refer to Table 3 for percentages of loans in each category to total loans.


Table 10
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------

                                                   1998         1997         1996         1995         1994
                                               ------------ ------------ ------------ ------------ ------------
                                                                    (dollars in thousands)
Nonaccrual loans .............................   $ 29,134     $ 23,722     $ 18,713     $ 18,321     $ 18,375
Restructured loans ...........................         --           --          497          954          222
                                                 --------     --------     --------     --------     --------
 Nonperforming loans .........................     29,134       23,722       19,210       19,275       18,597
Foreclosed property ..........................      3,931        4,155        3,663        2,872        2,907
                                                 --------     --------     --------     --------     --------
Total nonperforming assets ...................   $ 33,065     $ 27,877     $ 22,873     $ 22,147     $ 21,504
                                                 ========     ========     ========     ========     ========
Accruing loans past due ninety days or more ..   $  9,095     $  6,985     $  8,916     $  6,132     $  3,700
Nonperforming assets to:
 Loans and foreclosed property ...............       0.61%        0.61%        0.56%        0.57%        0.66%
 Total assets ................................       0.40         0.39         0.36         0.38         0.46

                        NONINTEREST INCOME AND EXPENSE

     Centura's goal is to become the primary financial services provider for its customers. Inherent in this goal is the ability to generate additional sources of noninterest income ("NII") by offering non-traditional products, such as insurance and brokerage services. During 1998, Centura moved a step closer in fulfilling its strategic intent with the acquisition of M&J.

     Total revenues is defined as the sum of taxable equivalent net interest income and noninterest income. As a percentage of total revenues, NII grew 228 basis points to 30.8 percent during 1998 compared to 28.5 percent for 1997. NII totaled $136.5 million in 1998. This was an increase of $26.5 million or 24.1 percent over 1997 NII. NII, excluding securities gains, totaled $135.9 million in 1998 compared to $109.8 million for 1997.

     The increase in NII for 1998 was primarily attributed to growth in income received from service charges on deposits, insurance and brokerage commissions, mortgage income, and operating lease fees. Service charges on deposit accounts, the largest component of NII, increased $7.4 million to $48.1 million, principally due to growth in new deposits and the impact of a mid-1997 fee increase for accounts with non-sufficient funds. Service charges on deposits was further impacted by a restructuring of fees related to retail checking account products. Insurance commissions grew significantly, increasing by $4.8 million to total $8.1 million at year-end 1998. The addition of M&J in February, 1998 and Betts & Company in November, 1997 supported this growth. Securities commissions increased 5.9 percent or $617,000 to $11.1 million compared to $10.4 million for the prior year. Mortgage income (composed of net servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) benefited greatly from 1998's low interest rates, increasing $6.1 million or 52.9 percent of total mortgage income of $17.7 million. Net operating lease income, credit card fees, and trust fees were up $2.9 million, $1.5 million, and $1.6 million, respectively, all largely driven by heavier volume.

     Noninterest expense ("NIE") increased 14.4 percent to $273.4 million for year-end 1998, compared to 1997 NIE of $239.0 million. Personnel costs, the single largest component of NIE, increased 18.0 percent or $20.5 million to total $134.1 million for the year ended 1998 compared to $113.6 million for 1997. Average full-time equivalent additions, which totaled 331 employees during 1998 as a result of internal growth and acquisitions, drove this increase. Occupancy and equipment expenses in 1998 increased, impacted by the additions of financial stores in South Carolina as a result of the Pee Dee acquisition and the opening of 7 supermarket locations. Accordingly, occupancy and equipment expenses increased $1.4 million over 1997. Fees for outsourced services, i.e., the outsourcing of various functions such as items processing, property management, and call processing generated from Centura's telephone banking center, all of which are heavily volume based, increased $4.8 million for the year ended December 31, 1998. The increase is attributed to greater volumes associated with growth in the customer base and the integration of new customers gained through acquisitions and new locations.

     Consistent with the 1998 acquisitions, intangible amortization increased $2.4 million totaling $8.9 million for 1998 compared to $6.5 million expensed in 1997.

     As discussed below in the Year 2000 ("Y2K") section, Centura incurred significant Y2K expenses which are included in noninterest expense. For 1998, total charges for Y2K remediation efforts were $5.0 million (including Centura personnel and external consultants), all of which are included within the components of noninterest expense described above.

     The efficiency ratio, a productivity measure used to determine how well noninterest expense is managed, improved 26 basis points between 1998 and 1997 to 61.72 percent from 61.98 percent. Since 1995, Centura has invested significant resources to expand product services and delivery channels and to enhance technologies in response to a competitive and changing industry. Centura is now benefiting from these strategic investments as revenue growth outpaced noninterest expense increases.


                              INCOME TAX EXPENSE

     Income tax expense for 1998 was $50.3 million compared to $42.4 million for 1997 and $39.2 million for 1996. The 1998, 1997 and 1996 effective tax rates were 34.18 percent, 33.81 percent, and 36.52 percent, respectively. Refer to the Notes to Consolidated Financial Statements, Note 15, for a reconciliation of the statutory federal income tax rate of 35 percent to the effective tax rates for 1998, 1997, and 1996.


                         EQUITY AND CAPITAL RESOURCES

     Shareholders' equity ending 1998 was $629.8 million compared to $538.3 million at December 31, 1997. The ratio of shareholders' equity to year-end assets was 7.6 percent for both 1998 and 1997. The growth in shareholders' equity has been a function of the retention of earnings, the issuance of common stock in connection with the Pee Dee acquisition, and the exercise of stock options. Offsetting increases to shareholders' equity are repurchases of common stock, which Centura executes from time to time, and dividends to shareholders.


     Centura's common stock is traded on the New York Stock Exchange under the ticker symbol CBC. At December 31, 1998, Centura had approximately 13,451 shareholders and 26,618,931 shares outstanding. Annual cash dividends have consistently increased and have been paid without interruption over the past 32 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. For 1998 and 1997, cash dividends paid were $30.1 million and $27.4 million, respectively, representing $1.14 and $1.06 on a per share basis, respectively. Of the cash dividends paid during 1998, $7.0 million were declared and accrued during the fourth quarter of 1997. First quarter 1999 dividends of $7.7 million, or $.29 per share, were declared and accrued in the first quarter of 1999.

     On January 1, 1998, Centura adopted SFAS 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income ("OCI"). OCI includes revenues, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles, such as the minimum pension liability adjustment and unrealized gains or losses on securities. Consistent with this statement, Centura reports unrealized gains and losses on available for sale securities and the minimum pension liability adjustment, net of tax, as separate components of shareholders' equity classified under accumulated other comprehensive income.

     Centura's capital ratios are greater than the minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix. At December 31, 1998, Centura had the requisite capital levels to qualify as well capitalized. Total capital and Tier I capital at December 31, 1998 were $646.6 million and $611.2 million, respectively. Note

20 to the consolidated financial statements presents the capital ratios for Centura and the Bank for 1998 and 1997. As discussed in the "Liquidity" section, Capital Securities are a component of Tier I capital.


Table 11
--------------------------------------------------------------------------------
CAPITAL RATIOS OF CENTURA
--------------------------------------------------------------------------------

                                 Total       Tier I     Tier I
                                Capital     Capital    Leverage
                              ----------- ----------- ---------
1998 ........................     10.66%      10.07%     7.77%
1997 ........................     11.19       10.60      7.51
Minimum requirement .........    >=8.00      >=4.00    >=4.00
                                 ------      ------    ------

     Regulatory agencies have generally taken the position not to include net unrealized gains or losses on investment securities in calculating Tier 1 capital.

     As a result of its well capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. Centura has deposits insured under both of the FDIC's insurance funds, the BIF, and the SAIF. On September 30, 1996, legislation was enacted to recapitalize the SAIF, which consisted of a one-time special assessment on financial institutions that had or had acquired SAIF-insured deposits in recent years. The special SAIF assessment for Centura of $7.3 million, or $4.2 million after tax, was expensed on September 30, 1996.


                                   LIQUIDITY

     Centura's liquidity management objective is to meet maturing debt obligations, fund loan commitments and deposit withdrawals, and manage operations on a cost effective basis. Management believes that sufficient resources are available to meet Centura's liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles. Proper liquidity management is crucial to ensure that Centura is able to take advantage of new business opportunities as well as meet the demands of its customers.

     Investment securities are an important tool to Centura's liquidity management objective. Securities held as AFS constituted $2.0 billion of the $2.1 billion in securities held by Centura at December 31, 1998. The securities represent an available source of liquidity through either repurchase programs or liquidation.

     The Bank's traditional funding sources consist primarily of established federal funds lines with major banks, proceeds from matured investments, principal repayments on loans, and core deposit growth. At December 31, 1998, the Bank had $1.9 billion in total federal funds lines available. In addition, the Bank had the ability to borrow up to $586.4 million from the FHLB, of which $418.3 million was outstanding at year-end 1998.

     The Bank also has the ability to issue debt up to a maximum of $300 million under an offering by the Bank to institutional investors of unsecured bank notes due from 30 days to 15 years from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in the offering circular. There were no bank notes outstanding at year-end 1998 or 1997. In addition, Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposit. The Bank is currently in the process of renewing the note facility to increase the potential aggregate amount to $1.0 billion and to issue $150 million of ten year notes under that facility.

     Long-term debt includes $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by CCTI, a consolidated subsidiary of Centura. CCTI issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in fixed-rate Junior Subordinated Deferrable Interest Debentures ("junior debentures") issued by Centura. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital.

     Finally, Centura has the ability to draw from an unsecured line of credit of up to $60 million. At December 31, 1998 and 1997, $10 million and $40 million, respectively, were outstanding under this line.

     Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations which, if implemented, would have a material effect on Centura.


                                  MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Centura's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. Centura's objective is to manage the mix of interest-sensitive assets and liabilities to minimize interest rate risk and stabilize the net interest margin and the market value of equity while optimizing profit potential. Centura does not maintain a trading account nor is the corporation subject to currency exchange risk or commodity price risk.

     The table below illustrates the scheduled maturity of selected on-balance sheet financial instruments and their estimated fair values at December 31, 1998. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted-average interest rate by exposure category. Weighted-average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on rates evolving along the implied forward yield curve at year-end and reflect market conventional prepayment behavior. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into "core" and "non-core" components. The non-core cashflows are scheduled to mature in 1999 while the core cashflows are presented based on management's assessment of runoff.

     Centura utilizes off-balance sheet derivative financial instruments as one means of managing its interest rate risk associated with on-balance sheet financial instruments. Refer to Table 13 for a summary of market risk information relative to off-balance sheet financial instruments and to the "Asset/Liability and Interest Rate Risk Management" section for further information on how Centura manages its interest rate risk.


Table 12
--------------------------------------------------------------------------------
RATE SENSITIVE ON-BALANCE SHEET FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                               Principal Maturing in:
                                ------------------------------------------------------------------------------------
                                      1999           2000          2001          2002          2003      Thereafter
                                --------------- ------------- ------------- ------------- ------------- ------------
                                                               (dollars in thousands)
Rate Sensitive Assets:
Loans
 Fixed rate ...................   $ 1,309,977     $ 550,097     $ 300,584     $ 219,623     $ 130,674    $ 148,216
 Average rate (%) .............           7.84          9.13          8.80          8.61          8.24         7.94
 Variable rate ................     1,532,789       463,475       339,139       237,098        61,640      109,672
 Average rate (%) .............           8.19          8.20          8.24          8.43          8.05         8.56
Investment securities
 Fixed rate ...................       268,422       248,381       342,447       251,221       166,377      367,471
 Average rate (%) .............           6.35          6.39          6.28          6.31          5.84         6.41
 Variable rate ................        64,736        87,603        65,969        23,633        32,822      134,567
 Average rate (%) .............           5.96          6.15          5.60          6.58          6.05         6.56
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $ 1,246,993     $ 167,194     $ 167,194     $ 167,194     $ 167,194    $ 334,085
 Average rate (%) .............           3.27          1.56          1.56          1.55          1.55         1.54
Time deposits .................     2,211,156       215,391        30,759        17,839         8,804           17
 Average rate (%) .............           5.20          5.46          5.25          5.81          5.19         6.05
Borrowed funds ................     1,237,940            --            --            --            --           --
 Average rate (%) .............           4.85           --            --            --            --           --
Long-term debt ................        55,517       187,956       128,875        81,443           326      100,933
 Average rate (%) .............           6.48          5.69          5.42          5.95          5.95         8.85



                                                  Fair Value
                                                 December 31,
                                     Total           1998
                                --------------- -------------
                                   (dollars in thousands)
Rate Sensitive Assets:
Loans
 Fixed rate ...................   $ 2,659,171    $2,696,456
 Average rate (%) .............           8.30
 Variable rate ................     2,743,813     2,823,706
 Average rate (%) .............           8.23
Investment securities
 Fixed rate ...................     1,644,319     1,664,429
 Average rate (%) .............           6.30
 Variable rate ................       409,330       412,845
 Average rate (%) .............           6.18
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $ 2,249,854    $2,151,609
 Average rate (%) .............           2.50
Time deposits .................     2,483,966     2,495,832
 Average rate (%) .............           5.23
Borrowed funds ................     1,237,940     1,238,416
 Average rate (%) .............           4.85
Long-term debt ................       555,050       574,844
 Average rate (%) .............           6.31

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

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 13 summarizes Centura's off-balance sheet derivative financial instruments at December 31, 1998. Notional amounts represent the amount on which calculations of interest payments to be exchanged are based. Refer to Note 16 of the Notes to Consolidated Financial Statements for a comparative summary of Centura's off-balance sheet instruments at December 31, 1998 and 1997 and for a detailed discussion of related risks and to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policy for these off-balance sheet financial instruments. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.


Table 13
--------------------------------------------------------------------------------
RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                 Notional Amounts Maturing In:
                                     -----------------------------------------------------
                                         1999          2000          2001         2002
                                     ------------ ------------- ------------- ------------
                                                    (dollars in thousands)
Corporation pays fixed
 rates/receives variable ...........  $  55,000     $ 118,000     $ 135,000     $ 60,000
 Average rate paid (%) .............        6.52          6.05          5.93         6.22
 Average rate received (%) .........        5.29          5.29          5.26         5.23
Corporation pays variable
 rates/receives fixed ..............         --        28,000       118,000       15,000
 Average rate paid (%) .............         --           5.54          5.28         4.98
 Average rate received (%) .........         --           6.13          6.05         6.30
Corporation pays variable rates/
 receives variable .................    100,000        50,000            --           --
 Average rate paid (%) (LIBOR)              5.40          5.62           --           --
 Average rate received (%) (US
  T-Bill) ..........................        4.54          5.25           --           --
Interest rate floors (LIBOR) .......     50,000        50,000        30,000       50,000
 Average strike rate (%) ...........        5.50          6.00          6.00         5.50
Interest rate floors (CMS) .........         --            --            --           --
 Average strike rate (%) ...........         --            --            --           --
Interest rate caps (LIBOR) .........         --            --            --       10,000
 Average strike rate (%) ...........         --            --            --          7.00
Interest rate caps (CMS) ...........         --            --            --           --
 Average strike rate (%) ...........         --            --            --           --



                                                                                                        Weighted
                                                                                                         Average
                                                                               Fair Value   Carrying    Remaining
                                                                                December      Value    Contractual
                                                                                31, 1998    December      Term
                                         2003      Thereafter      Total      Gain/(Loss)   31, 1998     (Years)
                                     ------------ ------------ ------------- ------------- ---------- ------------
                                                                (dollars in thousands)
Corporation pays fixed
 rates/receives variable ...........  $  20,000     $ 11,812     $ 399,812     $ (7,173)      $ --          2.7
 Average rate paid (%) .............        4.83         6.04          6.04
 Average rate received (%) .........        5.31         5.24          5.27
Corporation pays variable
 rates/receives fixed ..............     55,000       60,000       276,000        7,648         --          6.0
 Average rate paid (%) .............        5.16         5.29          5.27
 Average rate received (%) .........        5.97         6.85          6.23
Corporation pays variable rates/
 receives variable .................         --           --       150,000         (203)        --          0.7
 Average rate paid (%) (LIBOR)               --           --           5.47
 Average rate received (%) (US
  T-Bill) ..........................         --           --           4.77
Interest rate floors (LIBOR) .......         --           --       180,000        2,783        633          1.9
 Average strike rate (%) ...........         --           --           5.72
Interest rate floors (CMS) .........    125,000           --       125,000        1,518         --          4.8
 Average strike rate (%) ...........        5.20          --           5.20
Interest rate caps (LIBOR) .........         --       12,000        22,000          140        472          4.8
 Average strike rate (%) ...........         --          7.00          7.00
Interest rate caps (CMS) ...........    125,000           --       125,000       (1,032)        --          4.8
 Average strike rate (%) ...........        6.94          --           6.94

     Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 1998 shows Centura's interest rate risk position to be relatively neutral: net interest income would not vary by more than approximately 2 percent and the estimated market value of equity would not vary by more than approximately 3 percent. Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholders' equity and a satisfactorily high and stable estimated market value of equity.

     Interest rate gap analysis is shown in Table 14 as of December 31, 1998. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management's assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. At December 31, 1998, Centura had a negative one-year cumulative interest sensitivity gap of approximately $765.3 million. The interest rate gap analysis is a static indicator which does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.


Table 14
--------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------

                                                                   As of December 31, 1998 (2)
                                                           -------------------------------------------
                                                                 1-30          31-60         61-90
                                                                 Days           Days          Days
                                                           --------------- ------------- -------------
                                                                     (dollars in thousands)
INTEREST-EARNING ASSETS
Loans ....................................................   $ 2,912,768     $ 218,694    $  113,843
Investment securities ....................................       186,270        43,143        43,719
Other short-term investments .............................        39,347            --            --
                                                             -----------     ---------    ----------
Total interest-earning assets ............................     3,138,385       261,837       157,562
Notional amount of interest rate swaps ...................       138,939       237,485       294,151
                                                             -----------     ---------    ----------
Total interest-earning assets and off-balance sheet
 derivative financial instruments ........................   $ 3,277,324     $ 499,322    $  451,713
                                                             ===========     =========    ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100 ..................................   $   178,462     $  71,125    $   56,239
All other deposits (1) ...................................     1,251,083       237,457       747,398
Borrowed funds ...........................................     1,005,855            --       125,000
Long-term debt ...........................................       121,253        80,067       200,068
                                                             -----------     ---------    ----------
Total interest-bearing liabilities .......................     2,556,653       388,649     1,128,705
Notional amount of interest rate swaps ...................        23,000       200,000       158,000
                                                             -----------     ---------    ----------
Total interest-bearing liabilities and off-balance
 sheet derivative financial instruments ..................   $ 2,579,653     $ 588,649    $1,286,705
                                                             ===========     =========    ==========
Interest sensitivity gap per period ......................   $   697,671     $ (89,327)   $ (834,992)
Cumulative interest sensitivity gap ......................   $   697,671     $ 608,344    $ (226,648)
Cumulative ratio of interest-sensitive assets to interest-
 sensitive liabilities ...................................          1.27x         1.19x         0.95x



                                                                                 As of December 31, 1998 (2)
                                                           -----------------------------------------------------------------------
                                                                                             Total         Total
                                                               91-180         181-365        Under          Over
                                                                Days           Days         One Year      One Year       Total
                                                           -------------- -------------- ------------- ------------- -------------
                                                                                   (dollars in thousands)
INTEREST-EARNING ASSETS
Loans ....................................................   $  293,589     $  447,556    $3,986,450    $1,416,534    $5,402,984
Investment securities ....................................      113,369        163,320       549,821     1,503,828     2,053,649
Other short-term investments .............................           --             --        39,347            --        39,347
                                                             ----------     ----------    ----------    ----------    ----------
Total interest-earning assets ............................      406,958        610,876     4,575,618     2,920,362     7,495,980
Notional amount of interest rate swaps ...................       68,700         10,000       749,275       188,000       937,275
                                                             ----------     ----------    ----------    ----------    ----------
Total interest-earning assets and off-balance sheet
 derivative financial instruments ........................   $  475,658     $  620,876    $5,324,893    $3,108,362    $8,433,255
                                                             ==========     ==========    ==========    ==========    ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100 ..................................   $   98,528     $  110,506    $  514,860    $       --    $  514,860
All other deposits (1) ...................................      545,388        672,080     3,453,406     1,712,426     5,165,832
Borrowed funds ...........................................       57,085         50,000     1,237,940            --     1,237,940
Long-term debt ...........................................          205          1,420       403,013       152,037       555,050
                                                             ----------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities .......................      701,206        834,006     5,609,219     1,864,463     7,473,682
Notional amount of interest rate swaps ...................       60,000         40,000       481,000       456,275       937,275
                                                             ----------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities and off-balance
 sheet derivative financial instruments ..................   $  761,206     $  874,006    $6,090,219    $2,320,738    $8,410,957
                                                             ==========     ==========    ==========    ==========    ==========
Interest sensitivity gap per period ......................   $ (285,548)    $ (253,130)   $ (765,326)
Cumulative interest sensitivity gap ......................   $ (512,196)    $ (765,326)
Cumulative ratio of interest-sensitive assets to interest-
 sensitive liabilities ...................................         0.90x          0.87x

---------
(1) To be consistent with simulation modeling, NOW, money market, and regular savings accounts are separated into core and non-core components. The non-core component is treated as a bullet security and reprices in the 61-90 days category. The core component's principal cash flows are spread evenly over a 7 year period.

(2) Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities' principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.



                            FOURTH QUARTER RESULTS

     Fourth quarter net income for 1998 was $25.2 million, up $1.7 million or
7.2 percent from 1997 fourth quarter net income. Average interest-earning assets for the fourth quarter of 1998 were $7.3 billion compared to $6.4 billion, up $874.4 million over the same period in prior year. Taxable equivalent net interest income increased $6.4 million due to this growth in average interest-earning assets. Average interest-bearing liabilities increased $738.4 million to total $6.3 billion, up 13.2 percent compared to the $5.6 billion averaged for the same period in prior year. The average rate earned on interest-earning assets was 8.14 percent while the rate paid on interest-bearing liabilities was 4.37 percent. The net interest margin declined 18 basis points to 4.33 percent for fourth quarter 1998 compared to 4.51 percent for fourth quarter 1997. Interest expense for the three months ended December 31, 1998 was $70.1 million, an increase of $4.1 million over the prior year quarter, with $8.6 million additional interest expense due to greater volume offset by a reduction to interest expense of $4.5 million as a result of changes in interest rates. Noninterest income increased $3.5 million or 10.9 percent when compared to fourth quarter 1997 to total $35.7 million. Increases of $2.1 million, $1.9 million, and $643,000 in service charges on deposits, mortgage income, and net operating lease fees, respectively, accounted for the majority of the increase. Noninterest expense increased to $70.4 million, $5.3 million greater than the comparable quarter last year. Increases in personnel expenses and outsourcing fees of $5.4 million and $1.3 million, respectively, were responsible for most of the rise in noninterest expenses. The efficiency ratio improved 74 basis points down to 61.16 percent compared to the prior year fourth quarter of 61.90 percent.

     Table 15, "Quarterly Financial Summary,"presents the quarterly results of operations, selected average balances and certain other selected data for the years ended December 31, 1998 and 1997.


Table 15
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY
--------------------------------------------------------------------------------

                                                         1998
                                -------------------------------------------------------
                                    Fourth        Third         Second        First
                                   Quarter       Quarter       Quarter       Quarter
                                ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands)
Interest income ...............  $  147,732    $  147,170    $  144,042    $  136,721
Interest expense ..............      70,116        70,508        69,624        66,099
                                 ----------    ----------    ----------    ----------
Net interest income ...........      77,616        76,662        74,418        70,622
Provision for loan losses .....       4,075         4,041         3,635         3,393
Noninterest income ............      35,732        35,641        33,500        31,583
Noninterest expense ...........      70,449        70,223        68,061        64,712
Income taxes ..................      13,619        12,904        12,168        11,623
                                 ----------    ----------    ----------    ----------
Net income ....................  $   25,205    $   25,135    $   24,054    $   22,477
                                 ==========    ==========    ==========    ==========
PER COMMON SHARE
Net income -- basic ...........  $    .95      $    .95      $    .91      $    .87
Net income -- diluted .........       .93           .93           .89           .85
Cash dividends paid ...........       .29           .29           .29           .27
SELECTED AVERAGE BALANCES
(millions) ....................
Assets ........................  $    7,994    $    7,631    $    7,531    $    7,171
Loans .........................       5,169         4,992         4,905         4,660
Deposits ......................       5,587         5,561         5,440         5,328
Shareholders' equity ..........         626           606           585           560
MARKET PRICES
High ..........................  $  74.3750    $  71.1250    $  75.5000    $  72.1875
Low ...........................     60.2500       56.0000       61.3125       64.6875
Close .........................     74.3750       63.0000       62.5000       71.2500



                                                         1997
                                -------------------------------------------------------
                                    Fourth        Third         Second        First
                                   Quarter       Quarter       Quarter       Quarter
                                ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands)
Interest income ...............  $  137,136    $  131,844    $  126,266    $  119,843
Interest expense ..............      66,041        64,385        60,800        55,958
                                 ----------    ----------    ----------    ----------
Net interest income ...........      71,095        67,459        65,466        63,885
Provision for loan losses .....       3,849         3,486         3,189         2,894
Noninterest income ............      32,215        28,385        25,307        24,067
Noninterest expense ...........      65,131        59,631        57,107        57,115
Income taxes ..................      10,826        11,027        10,497        10,069
                                 ----------    ----------    ----------    ----------
Net income ....................  $   23,504    $   21,700    $   19,980    $   17,874
                                 ==========    ==========    ==========    ==========
PER COMMON SHARE
Net income -- basic ...........  $    .91      $    .84      $    .78      $    .69
Net income -- diluted .........       .89           .82           .76           .68
Cash dividends paid ...........       .27           .27           .27           .25
SELECTED AVERAGE BALANCES
(millions) ....................
Assets ........................  $    7,016    $    6,739    $    6,454    $    6,185
Loans .........................       4,562         4,372         4,189         4,107
Deposits ......................       5,241         4,967         4,726         4,657
Shareholders' equity ..........         532           519           501           489
MARKET PRICES
High ..........................  $  69.0000    $  58.5000    $  47.6250    $  44.8750
Low ...........................     55.8750       47.6250       35.7500       39.0000
Close .........................     69.0000       55.0625       45.8750       39.0000

                             1997 COMPARED TO 1996

     Centura reported net income of $83.1 million or $3.15 per diluted share for the year ended 1997 compared with $68.2 million or $2.60 per diluted share reported in 1996. Items of significance are discussed below.

     Net interest income on a taxable equivalent basis increased by $19.5 million, or 7.6 percent, to $275.6 million in 1997, primarily due to the impact of average interest-earning asset growth which exceeded interest-bearing liability volume. Average interest-earning assets increased $570.6 million while interest-bearing liabilities increased $520.2 million. The net interest margin decreased to 4.56 percent during 1997 from 4.66 percent during 1996. Investments, which carry lower yields than loans, grew to represent a greater portion of interest-earning assets during 1997, negatively impacting the margin. Net interest income, excluding the taxable equivalent adjustment, was $267.9 million in 1997 compared to $250.1 million in 1996.

     Nonperforming assets were $27.9 million at December 31, 1997, representing .39 percent of total assets, compared to $22.9 million or .36 percent of total assets in 1996. The allowance for loan losses represented 1.40 percent of total loans at year-end compared to coverage of 1.43 percent in 1996. Net charge-offs increased to .25 percent of average loans, compared to .18 percent of average loans for 1996. The increase was a result of net charge-offs increasing $3.8 million between the two periods.

     Noninterest income, before securities transactions, for 1997 increased $18.7 million to $109.8 million compared to $91.1 million for 1996. Increases of $5.9 million, $2.9 million, and $2.0 million in service charges on deposits, insurance and brokerage revenue, and other deposit fees, respectively, were the primary contributors to the growth in noninterest income. Operating leases, the investment in FGHE and bank-owned life insurance proceeds contributed an additional $5.3 million to noninterest income.

     Noninterest expense for 1997 increased by 5.7 percent to $239.0 million compared to $226.0 million in 1996. Occupancy and equipment expense increased $1.1 million and $2.1 million respectively, reflecting the impact of a full year of expense related to ten supermarket locations opened in late 1996, costs associated with twelve supermarket locations opened during 1997, and the depreciation for equipment upgrades and enhancements. Legal and professional fees were $4.6 million higher in 1997 than 1996, a result of consultants hired to evaluate operational efficiencies within the Bank. Fees for outsourced services rose $4.9 million to $8.2 million for 1997 compared to $3.3 million for 1996. Centura outsources several functions including item processing, property management, and call processing generated from the Centura Highway. The amortization of intangibles increased $1.5 million in 1997 over 1996 due to the increased goodwill recorded for the 1997 acquisitions. Marketing expenses added an additional $1.5 million to noninterest expense over 1996 as a result of Centura's expanded customer base, the support of new markets, and an increased emphasis on target marketing customer segments.


                                   YEAR 2000

     Monitoring and managing the Year 2000 project will result in additional nonrecurring expenditures. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. In addition to the direct costs, indirect costs will also be incurred. These indirect costs will consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Emerging Issues Task Force provided guidance concerning the accounting for the costs related to Year 2000 modification. The costs of the modifications should be treated as regular maintenance and repair and be charged to expense as incurred.

     These direct and indirect costs are not expected to have a material effect on results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Including direct and indirect expenditures, management currently estimates that the total costs to become Year 2000 compliant will range between $8 and $10 million. The revised estimate since third quarter 1998 is a result of allocating a greater proportion of salary expense to Year 2000 expense for those Centura employees who are working to resolve the Year 2000 issue There is no incremental increase to noninterest expense as a result of this allocation. In total, Centura has expensed approximately $6.0 million related to Year 2000 compliance efforts of which $5.0 million was incurred during 1998.

     The Year 2000 project cost estimates include the estimated costs and time associated with the assessment and monitoring of a third party's Year 2000 risk, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which Centura's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Centura's systems, would not have a material adverse effect on Centura in future periods. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


                           CURRENT ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Management has not yet assessed the impact of adoption of this Statement.


     In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not believe that adoption of this Statement will materially impact the financial position of the Bank.

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


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 29-31 of the Form 10-K for quantitative and qualitative disclosures about market risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    STATEMENT OF MANAGEMENT RESPONSIBILITY

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CENTURA BANKS, INC.

     Management of Centura Banks, Inc. and its subsidiaries has prepared the consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for their accuracy.

     In meeting its responsibility, management relies on internal controls, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, and appropriate segregation of responsibilities and programs of internal audits. These controls are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in internal controls.

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

     The Audit Committee of Centura's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. KPMG LLP and the Corporation's internal auditors have direct access to the Audit Committee.




/s/ Cecil W. Sewell, Jr.               /s/ Steven J. Goldstein




Cecil W. Sewell, Jr.
                                        Steven J. Goldstein
Chairman of the Board and
                                        Chief Financial Officer
Chief Executive Officer

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CENTURA BANKS, INC.

     We have audited the accompanying consolidated balance sheets of Centura Banks, Inc. and subsidiaries (the "Corporation") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centura Banks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/S/ KPMG LLP




Raleigh, North Carolina
January 11, 1999

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
                                                                                             -----------------------------
                                                                                                  1998            1997
                                                                                             -------------   -------------
                                                                                             (thousands, except share data)
ASSETS
Cash and due from banks ..................................................................    $  277,466      $  268,248
Due from banks, interest-bearing .........................................................        21,963          13,873
Federal funds sold .......................................................................        17,384          29,552
Investment securities:
 Available for sale (cost of $1,966,739 and $1,623,330, respectively) ....................     1,987,594       1,639,500
 Held to maturity (fair value of $89,680 and $191,689, respectively) .....................        86,910         188,556
Loans ....................................................................................     5,402,984       4,586,582
 Less allowance for loan losses ..........................................................        67,521          64,279
                                                                                              ----------      ----------
    Net loans ............................................................................     5,335,463       4,522,303
Premises and equipment ...................................................................       112,816         115,464
Other assets .............................................................................       396,295         347,934
                                                                                              ----------      ----------
Total assets .............................................................................    $8,235,891      $7,125,430
                                                                                              ==========      ==========
LIABILITIES
Deposits:
 Demand, noninterest-bearing .............................................................    $  946,872      $  816,475
 Interest-bearing ........................................................................     4,218,960       4,076,372
 Time deposits over $100 .................................................................       514,860         472,078
                                                                                              ----------      ----------
    Total deposits .......................................................................     5,680,692       5,364,925
Borrowed funds ...........................................................................     1,237,940         733,192
Long-term debt ...........................................................................       555,050         382,129
Other liabilities ........................................................................       132,366         106,848
                                                                                              ----------      ----------
Total liabilities ........................................................................     7,606,048       6,587,094
                                                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares authorized; none issued .................            --              --
Common stock, no par value, 50,000,000 shares authorized; shares issued and outstanding
 of 26,618,931 and 25,862,375, respectively ..............................................       195,516         187,435
Common stock acquired by ESOP ............................................................          (107)           (251)
Retained earnings ........................................................................       421,464         341,385
Accumulated other comprehensive income ...................................................        12,970           9,767
                                                                                              ----------      ----------
Total shareholders' equity ...............................................................       629,843         538,336
                                                                                              ----------      ----------
Total liabilities and shareholders' equity ...............................................    $8,235,891      $7,125,430
                                                                                              ==========      ==========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                       Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                  1998            1997            1996
                                                                             -------------   -------------   -------------
                                                                             (thousands, except share and per share data)
INTEREST INCOME
Loans, including fees ....................................................    $   453,017     $   406,078     $   379,044
Investment securities:
 Taxable .................................................................        119,185         104,885          86,162
 Tax-exempt ..............................................................          2,045           2,484           2,766
Short-term investments ...................................................          1,418           1,642           1,788
                                                                              -----------     -----------     -----------
Total interest income ....................................................        575,665         515,089         469,760
INTEREST EXPENSE
Deposits .................................................................        198,353         183,941         169,046
Borrowed funds ...........................................................         48,322          40,453          30,427
Long-term debt ...........................................................         29,672          22,790          20,203
                                                                              -----------     -----------     -----------
Total interest expense ...................................................        276,347         247,184         219,676
                                                                              -----------     -----------     -----------
NET INTEREST INCOME ......................................................        299,318         267,905         250,084
Provision for loan losses ................................................         15,144          13,418           9,596
                                                                              -----------     -----------     -----------
Net interest income after provision for loan losses ......................        284,174         254,487         240,488
NONINTEREST INCOME
Service charges on deposit accounts ......................................         48,139          40,703          34,758
Credit card and related fees .............................................          8,114           6,643           4,979
Other service charges, commissions, and fees .............................         29,863          21,956          17,023
Fees for trust services ..................................................          9,304           7,737           6,841
Mortgage income ..........................................................         17,689          11,568          11,486
Other noninterest income .................................................         22,753          21,231          16,018
Securities gains, net ....................................................            594             136           1,798
                                                                              -----------     -----------     -----------
Total noninterest income .................................................        136,456         109,974          92,903
NONINTEREST EXPENSE
Personnel ................................................................        134,114         113,625         109,667
Occupancy ................................................................         15,913          13,796          12,657
Equipment ................................................................         20,874          21,632          19,556
Foreclosed real estate losses and related operating expense, net .........          1,171           1,373             756
Other operating expense ..................................................        101,373          88,557          83,401
                                                                              -----------     -----------     -----------
Total noninterest expense ................................................        273,445         238,983         226,037
                                                                              -----------     -----------     -----------
Income before income taxes ...............................................        147,185         125,478         107,354
Income taxes .............................................................         50,314          42,420          39,203
                                                                              -----------     -----------     -----------
NET INCOME ...............................................................    $    96,871     $    83,058     $    68,151
                                                                              ===========     ===========     ===========
NET INCOME PER COMMON SHARE
Basic ....................................................................    $      3.67     $      3.22     $      2.66
Diluted ..................................................................           3.60            3.15            2.60
AVERAGE COMMON SHARES OUTSTANDING
Basic ....................................................................     26,421,073      25,798,324      25,605,621
Diluted ..................................................................     26,922,791      26,331,392      26,261,830

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                   Common
                                                          Common Stock             Stock
                                                  -----------------------------   Acquired
                                                       Shares         Amount      By ESOP
                                                  --------------- ------------- -----------
                                                       (thousands, except share data)
Balance, December 31, 1995 ......................    25,785,370     $ 199,292     $  (539)
Comprehensive income:
 Net income .....................................            --            --          --
 Unrealized gains on securities, net of tax .....            --            --          --
  Comprehensive income ..........................
Common stock issued:
 Stock option plans and stock awards ............       344,550         5,523          --
 Acquisitions ...................................       776,441        28,261          --
Redemption of common stock ......................    (1,237,837)      (45,513)         --
Net equity adjustment of merged entity ..........            --            --          --
Cash dividends declared .........................            --            --          --
Other ...........................................            --            --         144
                                                     ----------     ---------     -------
Balance, December 31, 1996 ......................    25,668,524     $ 187,563     $  (395)
Comprehensive income:
 Net income .....................................            --            --          --
 Minimum pension liability adjustment ...........            --            --          --
 Unrealized gains on securities, net of tax .....            --            --          --
  Comprehensive income ..........................
Common stock issued:
 Stock option plans and stock awards ............       324,408         5,443          --
 Acquisitions ...................................        44,443         2,528          --
Redemption of common stock ......................      (175,000)      (10,289)         --
Cash dividends declared .........................            --            --          --
Other ...........................................            --         2,190         144
                                                     ----------     ---------     -------
Balance, December 31, 1997 ......................    25,862,375     $ 187,435     $  (251)
Comprehensive income:
 Net income .....................................            --            --          --
 Minimum pension liability adjustment ...........            --            --          --
 Unrealized gains on securities, net of tax .....            --            --          --
  Comprehensive income ..........................
Common stock issued:
 Stock option plans and stock awards ............       175,572         3,682          --
 Acquisitions ...................................       625,984         6,179          --
Redemption of common stock ......................       (45,000)       (3,041)         --
Cash dividends declared .........................            --            --          --
Other ...........................................            --         1,261         144
                                                     ----------     ---------     -------
Balance, December 31, 1998 ......................    26,618,931     $ 195,516     $  (107)
                                                     ==========     =========     =======



                                                                                              Total
                                                     Retained      Accumulated Other      Shareholders'
                                                     Earnings     Comprehensive Income       Equity
                                                  ------------- ------------------------ --------------
                                                             (thousands, except share data)
Balance, December 31, 1995 ......................   $ 243,927    $    631     $   --       $ 443,311
Comprehensive income:
 Net income .....................................      68,151          --         --          68,151
 Unrealized gains on securities, net of tax .....          --         937         --             937
                                                                                           ---------
  Comprehensive income ..........................                                             69,088
Common stock issued:
 Stock option plans and stock awards ............          --          --         --           5,523
 Acquisitions ...................................          --          --         --          28,261
Redemption of common stock ......................          --          --         --         (45,513)
Net equity adjustment of merged entity ..........        (818)         --         --            (818)
Cash dividends declared .........................     (25,005)         --         --         (25,005)
Other ...........................................         244          --         --             388
                                                    ---------    --------     ------       ---------
Balance, December 31, 1996 ......................   $ 286,499    $  1,568     $   --       $ 475,235
Comprehensive income:
 Net income .....................................      83,058          --         --          83,058
 Minimum pension liability adjustment ...........          --          --       (203)           (203)
 Unrealized gains on securities, net of tax .....          --       8,402         --           8,402
                                                                                           ---------
  Comprehensive income ..........................                                             91,257
Common stock issued:
 Stock option plans and stock awards ............          --          --         --           5,443
 Acquisitions ...................................          --          --         --           2,528
Redemption of common stock ......................          --          --         --         (10,289)
Cash dividends declared .........................     (27,920)         --         --         (27,920)
Other ...........................................        (252)         --         --           2,082
                                                    ---------    --------     ------       ---------
Balance, December 31, 1997 ......................   $ 341,385    $  9,970     $ (203)      $ 538,336
Comprehensive income:
 Net income .....................................      96,871          --         --          96,871
 Minimum pension liability adjustment ...........          --          --        198             198
 Unrealized gains on securities, net of tax .....          --       3,005         --           3,005
                                                                                           ---------
  Comprehensive income ..........................                                            100,074
Common stock issued:
 Stock option plans and stock awards ............          --          --         --           3,682
 Acquisitions ...................................       6,353          --         --          12,532
Redemption of common stock ......................          --          --         --          (3,041)
Cash dividends declared .........................     (23,145)         --         --         (23,145)
Other ...........................................          --          --         --           1,405
                                                    ---------    --------     ------       ---------
Balance, December 31, 1998 ......................   $ 421,464    $ 12,975     $     (5)    $ 629,843
                                                    =========    ========     ========     =========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           Years ended
                                                                                          December 31,
                                                                                         ---------------
                                                                                               1998
                                                                                         ---------------
                                                                                           (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................................  $      96,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ..............................................................         15,144
Depreciation on assets under operating lease ...........................................         13,030
Depreciation and amortization, excluding depreciation on assets under operating lease ..         35,682
Deferred income taxes ..................................................................          9,908
Loan fees deferred, net ................................................................          1,370
Bond premium amortization and discount accretion, net ..................................            924
Gain on sales of investment securities .................................................           (594)
Loss on sales of foreclosed real estate ................................................            152
Gain on sales of equipment under lease .................................................         (5,550)
Proceeds from sales of mortgage loans held for sale ....................................        747,136
Originations, net of principal repayments, of mortgage loans held for sale .............       (841,104)
Increase in accrued interest receivable ................................................         (2,665)
Increase (decrease) in accrued interest payable ........................................          5,590
Net increase in other ..................................................................        (74,046)
                                                                                          -------------
Net cash provided by operating activities ..............................................          1,848
                                                                                          -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ..................................................................       (644,784)
Purchases of:
 Securities available for sale .........................................................     (1,050,674)
 Securities held to maturity ...........................................................             --
 Premises and equipment ................................................................        (13,001)
 Other .................................................................................             --
Proceeds from:
 Sales of securities available for sale ................................................        218,457
 Maturities and issuer calls of securities available for sale ..........................        517,510
 Maturities and issuer calls of securities held to maturity ............................        101,533
 Sales of foreclosed real estate .......................................................          4,314
 Dispositions of premises and equipment ................................................          2,445
 Dispositions of equipment utilized in leasing activities ..............................         22,570
Cash acquired, net of cash paid, in purchase acquisitions ..............................         32,610
                                                                                          -------------
Net cash used by investing activities ..................................................       (809,020)
                                                                                          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...............................................................        167,520
Net increase in borrowed funds .........................................................        504,551
Proceeds from issuance of long-term debt ...............................................        281,131
Repayment of long-term debt ............................................................       (109,892)
Cash dividends paid ....................................................................        (30,126)
Proceeds from issuance of common stock, net ............................................          2,746
Redemption of common stock .............................................................         (3,041)
Other ..................................................................................           (577)
                                                                                          -------------
Net cash provided by financing activities ..............................................        812,312
                                                                                          -------------
Increase (decrease) in cash and cash equivalents .......................................          5,140
Cash and cash equivalents, beginning of year ...........................................        311,673
                                                                                          -------------
Cash and cash equivalents, end of year .................................................  $     316,813
                                                                                          =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ..............................................................................  $     281,937
 Income taxes ..........................................................................         21,400
Noncash transactions:
 Net equity adjustment of merged entity ................................................             --
 Stock issued for acquisitions and other stock issuances, net ..........................         13,467
 Unrealized securities gains, net ......................................................          4,685
 Dividends declared, but not yet paid ..................................................             --
 Loans securitized into mortgage-backed securities .....................................             --
 Loans transferred to foreclosed property ..............................................          4,242



                                                                                           Years ended December 31,
                                                                                         -----------------------------
                                                                                               1997           1996
                                                                                         --------------- -------------
                                                                                                  (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................................  $      83,058   $    68,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ..............................................................         13,418         9,596
Depreciation on assets under operating lease ...........................................          7,247         7,944
Depreciation and amortization, excluding depreciation on assets under operating lease ..         37,454        30,381
Deferred income taxes ..................................................................         16,036           493
Loan fees deferred, net ................................................................            211            51
Bond premium amortization and discount accretion, net ..................................          1,956         2,966
Gain on sales of investment securities .................................................           (136)       (1,798)
Loss on sales of foreclosed real estate ................................................            661           176
Gain on sales of equipment under lease .................................................         (3,534)       (3,075)
Proceeds from sales of mortgage loans held for sale ....................................        372,841       424,039
Originations, net of principal repayments, of mortgage loans held for sale .............       (385,418)     (425,622)
Increase in accrued interest receivable ................................................         (2,400)       (2,030)
Increase (decrease) in accrued interest payable ........................................            382        (4,004)
Net increase in other ..................................................................        (43,585)      (21,747)
                                                                                          -------------   -----------
Net cash provided by operating activities ..............................................         98,191        85,521
                                                                                          -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ..................................................................       (256,696)     (380,724)
Purchases of:
 Securities available for sale .........................................................     (1,470,876)     (594,186)
 Securities held to maturity ...........................................................        (52,222)     (213,023)
 Premises and equipment ................................................................        (17,505)      (26,177)
 Other .................................................................................        (50,000)      (29,250)
Proceeds from:
 Sales of securities available for sale ................................................        576,752       398,139
 Maturities and issuer calls of securities available for sale ..........................        608,485       167,318
 Maturities and issuer calls of securities held to maturity ............................         99,410       258,238
 Sales of foreclosed real estate .......................................................          4,349         3,216
 Dispositions of premises and equipment ................................................          1,858         4,412
 Dispositions of equipment utilized in leasing activities ..............................          4,016         4,689
Cash acquired, net of cash paid, in purchase acquisitions ..............................        149,315        13,371
                                                                                          -------------   -----------
Net cash used by investing activities ..................................................       (403,114)     (393,977)
                                                                                          -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...............................................................        216,315       190,132
Net increase in borrowed funds .........................................................         47,901       152,854
Proceeds from issuance of long-term debt ...............................................        178,691       218,298
Repayment of long-term debt ............................................................       (107,364)     (188,082)
Cash dividends paid ....................................................................        (27,354)      (24,001)
Proceeds from issuance of common stock, net ............................................          4,274         4,442
Redemption of common stock .............................................................        (10,289)      (45,513)
Other ..................................................................................         (1,469)           --
                                                                                          -------------   -----------
Net cash provided by financing activities ..............................................        300,705       308,130
                                                                                          -------------   -----------
Increase (decrease) in cash and cash equivalents .......................................         (4,218)         (326)
Cash and cash equivalents, beginning of year ...........................................        315,891       316,217
                                                                                          -------------   -----------
Cash and cash equivalents, end of year .................................................  $     311,673   $   315,891
                                                                                          =============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ..............................................................................  $     246,802   $   223,680
 Income taxes ..........................................................................         26,390        29,073
Noncash transactions:
 Net equity adjustment of merged entity ................................................             --           818
 Stock issued for acquisitions and other stock issuances, net ..........................          3,697        29,342
 Unrealized securities gains, net ......................................................         13,545         1,681
 Dividends declared, but not yet paid ..................................................          6,981         6,415
 Loans securitized into mortgage-backed securities .....................................             --       242,729
 Loans transferred to foreclosed property ..............................................          5,502         4,183

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Capital Trust I ("CCTI") and Centura Bank ("Bank"). Centura also has a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company. The Bank also has various wholly-owned subsidiaries which in the aggregate represent less than 12 percent of total assets. All significant intercompany transactions are eliminated in consolidation.

     Certain amounts reported in prior years have been reclassified to conform with current year presentation. The reclassifications have no effect on shareholders' equity or net income as previously reported.


     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of mortgage servicing rights.


     Business

     The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; mortgage banking services; commercial and retail leasing; and asset management services. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina, South Carolina, and the Hampton Roads region of Virginia. Services are also provided through alternative delivery channels that include a centralized telephone operation offering a full line of financial services and home banking through a telephone network operated by a third party and connected to the personal computers of customers. The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     CCTI was established to facilitate the issuance of the Capital Securities described in detail in Note 11 to the consolidated financial statements.


     Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing balances due from other banks, and federal funds sold.


     Investment Securities

     Centura's investments are classified as either held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. Debt securities that Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity.

     Investment securities HTM are stated at cost, net of the amortization of premium and the accretion of discount. AFS securities are used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, and other factors.

     Securities transactions are recognized on a trade-date basis. The cost of securities sold is determined on a specific identification basis. Premiums and discounts are amortized or accreted into income using the level-yield method over the estimated lives of the assets.

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


     Allowance for Loan Losses

     The allowance for loan losses ("AFLL") represents management's estimate of the amount necessary to provide for potential future losses in the loan portfolio and is established through provisions for losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management's periodic evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, and the growth and risk composition of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about information available to them at the time of their examination.


     Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

     A loan is considered to be impaired when, based on current information, it is probable Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 120 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

     Interest received on nonaccrual loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. At December 31, 1998 and 1997, the net book value of other real estate properties was $3.9 million and $4.2 million, respectively.


     Mortgage Servicing Rights ("MSRs")

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Additionally, capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized MSRs are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans, including loan type, term, and interest rate. Fair value is estimated using current commitment prices from investors or current quoted market prices to sell similar products.



     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation expense is computed by the straight-line method based upon the estimated useful lives of the assets. Useful lives range between three and forty years for buildings and one and twenty years for furniture, fixtures and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the shorter of the life of the leased asset or the lease term. These assets have depreciable lives ranging between three and thirty years. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.


     Other Assets and Other Liabilities

     Intangible assets are principally comprised of goodwill and are included in other assets. Goodwill represents the excess of cost over the fair value of net assets acquired in purchase acquisitions and is generally being amortized over 15 years. At December 31, 1998 and 1997, goodwill, net of accumulated amortization, was $102.9 million and $106.1 million, respectively.

     Negative goodwill, included in other liabilities, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserve and reducing the basis in bank premises and equipment and other noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over a period of ten years, the period estimated to be benefited. At December 31, 1998 and 1997, negative goodwill, net of accumulated accretion, was $4.8 million and $6.2 million, respectively.

     Centura has included as other assets equipment under operating lease contracts. For the years ended December 31, 1998, 1997, and 1996, $7.5 million, $4.6 million, and $4.8 million, respectively, of net operating lease rental income was recorded in other noninterest income.

     Also included in other assets is Centura's investment in FGHE. At December 31, 1998 and 1997, the investment in FGHE, net of accumulated amortization, was $33.3 million and $32.3 million, respectively. Retained earnings at December 31, 1998 and 1997 includes $1.9 million and $3.8 million, respectively, of undistributed earnings of FGHE.

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


     Net Income Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 502,718, 533,068 and 656,209 at December 31, 1998, 1997, and 1996 respectively.

     Stock-Based Employee Compensation

     Most of Centura's stock-based employee compensation plans provide for the deferral of compensation in exchange for stock options. As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Centura accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). See Note 13.


     Off-Balance Sheet Derivative Financial Instruments

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized interest rate swaps and interest rate floor and cap arrangements. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes, third party financial models, and internal pricing analytics. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related designated asset or liability. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or a finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is approximately equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the floors, swaps, and caps are no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration are generally the same as those for a swap arrangement.

     If the swap, floor, or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included with the gain or loss on the sale/maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors, and caps would be included in other income in the consolidated statements of income.


     Fair Value of Financial Instruments

     The following describes the methods and assumptions used by Centura to estimate the fair value of financial instruments.

     Cash and Due From Banks (including those that are interest-bearing), Federal Funds Sold, and Accrued Interest Receivable -- The fair value of these instruments are considered equal to their carrying amounts due to the short-term nature of these financial instruments.

     Investment Securities -- The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

     Loans -- For disclosure purposes, loans are segregated into performing and nonperforming loan categories. Each performing loan category is further segmented into fixed and adjustable rate interest terms. The fair value of adjustable rate performing loans with repricing dates less than 90 days from December 31, 1998 is assumed to be equal to the book value of such loans. The fair value of fixed rate performing loans and adjustable rate loans with more than 90 days to repricing are calculated by discounting scheduled cash flows through the loan's estimated maturity or repricing using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity, except for residential mortgage loans, is based on the stated term of the loan or Centura's estimates of prepayments for each loan classification considering current economic and lending conditions. For residential mortgage loans, maturity is estimated using the contractual term adjusted for prepayment estimates based on secondary market sources. The fair value of nonperforming loans is based on the book value of each loan less an applicable reserve for credit losses. This reserve for credit losses is determined on a loan by loan basis based on one or a combination of the following: external appraisals, internal assessments using available market information and specific borrower information, or discounted cash flow analysis.

     Deposits -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, is considered to be equal to the amount payable on demand at year-end. The fair value of demand and time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowed Funds, Accrued Interest Payable, and Long-term Debt - The fair value of accrued interest payable approximates its carrying amount due its short-term nature. The fair values for borrowed funds and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Centura for debt of the same remaining maturities.


     Current Accounting Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure to foreign currency risks. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Management has not quantified the impact of adopting SFAS 133 nor has the timing of the adoption been determined.

     In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not believe that adoption of this Statement will materially impact the financial position of Centura.


NOTE 2 -- COMPREHENSIVE INCOME

     Centura adopted SFAS 130, "Reporting Comprehensive Income", on January 1, 1998 and has reflected adoption of this Statement in all periods presented in the accompanying consolidated financial statements as required by the standard. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income ("OCI"). OCI includes revenues, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For Centura, OCI is comprised of the minimum pension liability adjustment required under SFAS 87 and unrealized gains or losses on securities available for sale recorded pursuant to SFAS 115.

     The components of OCI are summarized below for the years ended December
31:



                                                               1998                                 1997
                                               ------------------------------------ ------------------------------------
                                                                Tax                                  Tax
                                                Before-Tax   (Expense)   After-Tax   Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit      Amount      Amount      Benefit      Amount
                                               ------------ ----------- ----------- ------------ ----------- -----------
                                                                              (thousands)
Unrealized gains on securities:
 Unrealized gains arising during
  period .....................................    $5,279     $ (1,916)     $3,363     $13,681     $ (5,197)    $8,484
 Less: Reclassification for realized
  gains ......................................       594         (236)        358         136          (54)        82
                                                  ------     --------      ------     -------     --------     ------
 Unrealized gains, net of
  reclassification ...........................     4,685       (1,680)      3,005      13,545       (5,143)     8,402
Minimum pension liability adjustment .........       328         (130)        198        (338)         135       (203)
                                                  ------     --------      ------     -------     --------     ------
Other comprehensive income ...................    $5,013     $ (1,810)     $3,203     $13,207     $ (5,008)    $8,199
                                                  ======     ========      ======     =======     ========     ======



                                                              1996
                                               -----------------------------------
                                                                Tax
                                                Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit     Amount
                                               ------------ ----------- ----------
                                                           (thousands)
Unrealized gains on securities:
 Unrealized gains arising during
  period .....................................    $ 3,479    $ (1,461)    $2,018
 Less: Reclassification for realized
  gains ......................................      1,798        (717)     1,081
                                                  -------    --------     ------
 Unrealized gains, net of
  reclassification ...........................      1,681        (744)       937
Minimum pension liability adjustment .........         --          --         --
                                                  -------    --------     ------
Other comprehensive income ...................    $ 1,681    $   (744)    $  937
                                                  =======    ========     ======

NOTE 3 -- MERGERS AND ACQUISITIONS

     Centura consummated the following mergers and acquisitions during 1998, 1997, and 1996.




                                                                    Acquisition
                                                                       Date      Assets   Loans   Deposits   Shares Issued
                                                                   ------------ -------- ------- ---------- --------------
                                                                                        (millions, except shares)
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
 Moore and Johnson, Inc. ("M&J"), insurance agency ...............    1/30/98     $  3    $ --      $ --          48,950
 NBC Bank, FSB ("NBC"), deposit assumption .......................    7/24/98       17       4        17              --
 Clyde Savings Bank, A Division of Hometown Bank, ("Clyde"),
   deposit assumption ............................................   10/15/98        6      --         6              --
                                                                                  ----    ----      ----          ------
Total 1998 Purchase Acquisitions .................................                $ 26    $  4      $ 23          48,950
                                                                                  ====    ====      ====          ======
 Branch Banking and Trust Company and United Carolina Bank
   ("BB&T"), deposit assumption ..................................    8/15/97     $313    $171      $313              --
 Betts & Company ("Betts"), insurance agency .....................   11/03/97        1      --        --          44,443
 NationsBank, N.A., deposit assumption ("NationsBank") ...........   11/13/97       86      52        86              --
 First Union National Bank, deposit assumption ("First Union") ...   12/05/97       16      --        16              --
                                                                                  ----    ----      ----          ------
Total 1997 Purchase Acquisitions .................................                $416    $223      $415          44,443
                                                                                  ====    ====      ====          ======
 Essex Savings Bank, FSB, deposit assumption .....................    7/26/96     $ 71    $ --      $ 71              --
 First Community Bank ("First Community"), Gastonia ..............    8/16/96      121      83        99         776,441
 First Greensboro Home Equity, Inc. ("FGHE"), Greensboro, 49%
   purchase ......................................................   10/01/96       --      --        --              --
                                                                                  ----    ----      ----         -------
Total 1996 Purchase Acquisitions .................................                $192    $ 83      $170         776,441
                                                                                  ====    ====      ====         =======
MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS:
 Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC ..........    3/27/98     $138    $ 93      $125         577,034
                                                                                  ----    ----      ----         -------
Total 1998 Mergers ...............................................                $138    $ 93      $125         577,034
                                                                                  ====    ====      ====         =======
 First Commercial Holding Corp. ("FCHC"), Asheville ..............    2/27/96     $172    $120      $140       1,607,564
 FirstSouth Bank ("FirstSouth"), Burlington ......................   10/25/96      170     132       150       1,075,559
 CLG, Inc. ("CLG"), Raleigh ......................................   11/01/96      126      85        --       1,661,970
                                                                                  ----    ----      ----       ---------
Total 1996 Mergers ...............................................                $468    $337      $290       4,345,093
                                                                                  ====    ====      ====       =========

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger have been restated as though the entities had been combined for the periods presented except as indicated otherwise for the Pee Dee transaction below. For acquisitions accounted for under the purchase method, the results of their operations prior to their respective consummation dates are not included in the accompanying consolidated financial statements. The pro forma results of operations as though Centura had consummated each of the acquisitions as of the beginning of the periods presented are considered immaterial.


     On January 30, 1998, Centura consummated the acquisition of M&J, an insurance agency with its principal operations in Raleigh, North Carolina. M&J added approximately $3.0 million in assets and $3.1 million of goodwill. As this transaction was accounted for as a purchase, its financial position and results of operations are not included in the consolidated financial statements until the consummation of the transaction.

     On July 24, 1998, Centura assumed approximately $17.0 million of deposits and $4.0 million of loans from NBC. The transaction added approximately $1.6 million to goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel.

     On October 15, 1998, Centura consummated a deposit assumption from Clyde. In the transaction, Centura assumed approximately $6.0 million of deposits of Clyde's branch office located in Franklin, North Carolina. Goodwill of $358,000 was recorded.

     On March 27, 1998, Centura completed its merger with Pee Dee. Under the terms of the agreement, the shareholders of Pee Dee received 577,034 shares of Centura common stock for the issued and outstanding common shares of Pee Dee. Although the transaction was accounted for as a pooling-of-interests, the merger was not material and accordingly, prior period financial statements have not been restated.

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

     During 1996, Centura completed the acquisition of three financial institutions and one deposit assumption transaction. For the acquisitions accounted for as purchases, goodwill was increased by $16.7 million. The merger with FCHC was consummated through the issuance of 0.63 shares of Centura common stock for each share of FCHC outstanding common stock while First Community and FirstSouth were consummated under exchange ratios of .96 and .55, respectively. In addition, Centura completed its merger with CLG, a privately owned company based in Raleigh, North Carolina, that specializes in leasing computer equipment to companies throughout the United States. CLG operates as a wholly-owned subsidiary of Centura Bank. CLG was on a January 31 fiscal year while Centura is on a calendar year. Therefore, an adjustment to retained earnings in the consolidated statement of shareholders' equity for the period ended December 31, 1996 of $818,000 was made for the one month period ended January 31, 1996 to bring the combination of accounts with CLG in line with Centura's calendar year reporting basis.

     On October 1, 1996, Centura completed the cash transaction to purchase 49 percent of FGHE. FGHE, headquartered in Greensboro, North Carolina, is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. FGHE retains the controlling interest of the company. Centura recorded this investment as an other asset and recognizes 49 percent of the net income of FGHE into the earnings stream as required under the equity method of accounting for investments. The excess of the purchase price over the net assets acquired is amortized over 20 years as a charge against earnings of future periods.

     On January 7, 1999, Centura acquired Capital Advisors of North Carolina, L.L.C., Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The transaction was accounted for using the purchase method and approximately $14.2 million of goodwill was recorded.

     Subsequent to December 31, 1998, Centura acquired Scotland Bancorp, Inc. ("Scotland"), based in Laurinburg, North Carolina, using the purchase method. Total assets acquired were approximately $58.2 million. Goodwill of approximately $6.6 million was recorded.

     On October 28, 1998, Centura and First Coastal Bankshares, Inc. ("First Coastal") entered into a definitive agreement to merge. First Coastal, with total assets of $559.7 million as of December 31, 1998, is headquartered in Virginia Beach, Virginia and operates 17 branch offices. Under the agreement, each share of First Coastal common stock shall be converted into .34 shares of Centura common stock providing certain conditions are met. The transactions will be accounted for as a pooling-of-interests. This transaction is expected to close in the first quarter of 1999.


NOTE 4 -- INVESTMENT SECURITIES

     A summary of investment securities by type at December 31 follows:



                                                          1998
                                  ----------------------------------------------------
                                    Amortized    Unrealized   Unrealized      Fair
                                       Cost         Gains       Losses        Value
                                  ------------- ------------ ------------ ------------
                                                      (thousands)
Held to maturity:
 U.S. Treasury .................. $   34,850       $ 1,288      $   --    $   36,138
 U.S. government agencies
  and corporations ..............     20,912           247          --        21,159
 State and municipal ............     30,115         1,225           7        31,333
 Other securities ...............      1,033            17          --         1,050
                                  ----------       -------      ------    ----------
 Total held to maturity ......... $   86,910       $ 2,777      $    7    $   89,680
                                  ==========       =======      ======    ==========
Available for sale:
 U.S. Treasury .................. $  112,508       $ 4,419      $   --    $  116,927
 U.S. government agencies
  and corporations ..............    161,645         1,691       3,211       160,125
 Mortgage-backed securities .....  1,199,193        15,384       2,312     1,212,265
 Asset-backed securities ........    178,258         2,965         223       181,000
 State and municipal ............      1,856            55          --         1,911
 Common stock ...................     31,350            --          --        31,350
 Other securities ...............    281,929         5,056       2,969       284,016
                                  ----------       -------      ------    ----------
 Total available for sale ....... $1,966,739       $29,570      $8,715    $1,987,594
                                  ==========       =======      ======    ==========



                                                          1997                              1996
                                  ---------------------------------------------------- -------------
                                    Amortized    Unrealized   Unrealized      Fair       Amortized
                                       Cost         Gains       Losses        Value         Cost
                                  ------------- ------------ ------------ ------------ -------------
                                                             (thousands)
Held to maturity:
 U.S. Treasury .................. $   86,944       $   660      $   88    $   87,516   $   76,373
 U.S. government agencies
  and corporations ..............     61,298         1,466         330        62,434      139,752
 State and municipal ............     38,464         1,427          12        39,879       40,669
 Other securities ...............      1,850            10          --         1,860        1,012
                                  ----------       -------      ------    ----------   ----------
 Total held to maturity ......... $  188,556       $ 3,563      $  430    $  191,689   $  257,806
                                  ==========       =======      ======    ==========   ==========
Available for sale:
 U.S. Treasury .................. $  186,500       $ 1,548      $   27    $  188,021   $  193,577
 U.S. government agencies
  and corporations ..............    179,229           475         470       179,234      262,147
 Mortgage-backed securities .....    977,020        10,939       2,430       985,529      763,423
 Asset-backed securities ........     93,875           299          15        94,159           --
 State and municipal ............      2,143            40          --         2,183        3,334
 Common stock ...................     29,335            --          --        29,335       26,612
 Other securities ...............    155,228         6,006         195       161,039       68,356
                                  ----------       -------      ------    ----------   ----------
 Total available for sale ....... $1,623,330       $19,307      $3,137    $1,639,500   $1,317,449
                                  ==========       =======      ======    ==========   ==========

     The following is a summary of investment securities by contractual maturity at December 31, 1998:



                                                   Held to Maturity              Available for Sale
                                             ----------------------------- ------------------------------
                                              Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                             ---------------- ------------ ---------------- -------------
                                                                     (thousands)
Due in one year or less ....................      $18,868        $18,907      $   82,940     $   79,953
Due after one year through five years ......       54,736         56,847         225,101        230,996
Due after five years through ten years .....        7,529          7,883          18,894         17,139
Due after ten years ........................        5,777          6,043         231,003        234,891
Mortgage-backed and asset-backed securities            --             --       1,377,451      1,393,265
Common stock ...............................           --             --          31,350         31,350
                                                  -------        -------      ----------     ----------
Total ......................................      $86,910        $89,680      $1,966,739     $1,987,594
                                                  =======        =======      ==========     ==========

     At December 31, 1998 and 1997, investment securities with book values of approximately $681 million and $750 million, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 10 have been transferred to a third party or are maintained in segregated accounts.


     During 1998, gross realized gains and losses of $1.2 million and $564,000, respectively, were generated from sales of securities. Gross gains of $3.6 million and $3.2 million and gross losses of $3.5 million and $1.4 million were realized during 1997 and 1996, respectively.


NOTE 5 -- LOANS

     A summary of loans at December 31 follows:




                                                                1998          1997
                                                           ------------- -------------
                                                                   (thousands)
Commercial, financial, and agricultural ..................  $1,088,974    $  846,074
Consumer .................................................     411,959       321,642
Real estate -- mortgage ..................................   2,722,125     2,320,320
Real estate -- construction and land development .........     672,373       578,304
Leases ...................................................     434,556       470,376
Other ....................................................      73,104        49,995
                                                            ----------    ----------
Gross loans ..............................................   5,403,091     4,586,711
Less: Unearned income on loans ...........................         107           129
                                                            ----------    ----------
Total loans ..............................................  $5,402,984    $4,586,582
                                                            ==========    ==========
Included in the above:
Nonaccrual loans .........................................  $   29,134    $   23,722
Accruing loans past due ninety days or more ..............       9,095         6,985

     Loans classified as real estate -- mortgage include mortgage loans held for sale of $142.3 million and $48.2 million for 1998 and 1997, respectively. Most of Centura's loan business is with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia.

     For the years ended December 31, 1998, 1997 and 1996, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $2.4 million, $2.0 million and $1.7 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $718,000, $634,000, and $624,000 during 1998, 1997, and 1996, respectively.

     In the normal course of business, Centura extends credit to FGHE at prevailing interest rates and at terms similar to those granted in arms-length transactions. At December 31, 1998 and 1997, total loans outstanding to FGHE were $55.9 million and $14.2 million, respectively, and are included in the consolidated balance sheets.

     The Bank makes loans to executive officers and directors of Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES
     A summary of changes in the allowance for loan losses follows:



                                                           1998         1997         1996
                                                       ------------ ------------ ------------
                                                                    (thousands)
Allowance for loan losses at beginning of year .......  $  64,279    $  58,715    $  55,070
Allowance for acquired loans .........................      2,068        3,133        1,240
Provision for loan losses ............................     15,144       13,418        9,596
Loans charged-off ....................................    (17,320)     (14,425)     (10,408)
Recoveries on loans previously charged-off ...........      3,350        3,438        3,217
                                                        ---------    ---------    ---------
Net loans charged-off ................................    (13,970)     (10,987)      (7,191)
                                                        ---------    ---------    ---------
Allowance for loan losses at end of year .............  $  67,521    $  64,279    $  58,715
                                                        =========    =========    =========

     The following tables summarize impaired loan information as of December
31:



                                                      1998        1997
                                                   ---------- -----------
                                                        (thousands)
Impaired loans with related allowance ............  $13,990    $ 11,409
Impaired loans with no related allowance .........    4,659       4,721
                                                    -------    --------
Total impaired loans .............................  $18,649    $ 16,130
                                                    =======    ========
Allowance on impaired loans ......................  $ 6,072    $  5,292


                                           1998      1997      1996
                                        --------- --------- ---------
                                                 (thousands)
Cash basis interest income ............  $   150   $   207   $    50
Average impaired loan balance .........   18,023    14,233    12,235

NOTE 7 -- MORTGAGE SERVICING RIGHTS

     A summary of capitalized MSRs follows:



                                              1998       1997
                                           ---------- ----------
                                                (thousands)
Balance at beginning of year .............  $ 28,238   $ 21,046
MSRs capitalized during the year .........    12,731     13,703
MSRs amortized during the year ...........    (7,695)    (6,511)
                                            --------   --------
Balance at end of year ...................  $ 33,274   $ 28,238
                                            ========   ========

     The fair value of capitalized MSRs at December 31, 1998 and 1997 was approximately $40.8 million and $35.9 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1998 and 1997.

NOTE 8 -- PREMISES AND EQUIPMENT
     Premises and equipment at December 31 are summarized as follows:



                                                          1998       1997
                                                       ---------- ----------
                                                            (thousands)
           Land ......................................  $ 17,005   $ 17,389
           Buildings .................................    74,958     70,732
           Buildings and equipment under capital lease     2,017        890
           Leasehold improvements ....................    17,013     13,320
           Furniture, fixtures, and equipment ........    97,682     92,398
           Construction in progress ..................     1,031      6,704
                                                        --------   --------
           Total .....................................   209,706    201,433
           Less: Accumulated depreciation and
            amortization..............................    96,890     85,969
                                                        --------   --------
           Premises and equipment ....................  $112,816   $115,464
                                                        ========   ========

     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $16.8 million, $16.3 million, and $15.3 million in 1998, 1997, and 1996, respectively.

     Centura is obligated under a number of noncancelable operating leases for banking premises. Centura is also obligated under short-term equipment leases which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain lease agreements contain options to renew for additional periods of one to nineteen years.

     At December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows (in thousands):


  1999 .................................  $ 5,722
  2000 .................................    5,427
  2001 .................................    4,690
  2002 .................................    3,426
  2003 .................................    2,387
  Thereafter ...........................    9,204
                                          -------
  Total minimum lease payments .........  $30,856
                                          =======

     Rent expense charged to operations was as follows:



                             1998      1997      1996
                          --------- --------- ---------
                                   (thousands)
  Bank premises .........  $5,771    $4,581    $3,445
  Equipment .............   3,265     3,151     2,247
                           ------    ------    ------
  Rent expense ..........  $9,036    $7,732    $5,692
                           ======    ======    ======

NOTE 9 -- DEPOSITS

     At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):


  1999 ........................  $2,211,156
  2000 ........................     215,391
  2001 ........................      30,759
  2002 ........................      17,839
  2003 and thereafter .........       8,821
                                 ----------
                                 $2,483,966
                                 ==========

NOTE 10 -- BORROWED FUNDS
     At December 31, borrowed funds consisted of the following:



                                                             1998         1997
                                                        ------------- -----------
                                                               (thousands)
            Federal funds purchased and securities
             sold under agreements to repurchase ......  $  959,701    $460,324
            Master notes ..............................     262,740     195,391
            U.S. Treasury demand note .................       5,499      37,477
            Other .....................................      10,000      40,000
                                                         ----------    --------
            Total borrowed funds ......................  $1,237,940    $733,192
                                                         ==========    ========

     At December 31, 1998, the Bank had $1.9 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to nine months. Maturities for outstanding repurchase agreements range from overnight to six months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at .25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

     At December 31, 1998, $50 million of unused borrowings under unsecured lines of credit from nonaffiliated banks were available to Centura to provide for general liquidity needs. The rate on this line was 5.87 percent at year-end. This line is renewed on an annual basis.

     The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase and master notes:



                                                                                 1998          1997          1996
                                                                            ------------- ------------- -------------
                                                                                     (dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding at December 31 .........................................   $ 959,701     $ 460,324     $ 435,470
Average outstanding balance ...............................................     681,120       516,958       405,373
Highest balance at any month-end ..........................................     959,701       647,219       554,699
Interest expense ..........................................................      36,333        28,607        21,385
Approximate weighted-average interest rate:
During the year ...........................................................        5.33%         5.53%         5.28%
End of year ...............................................................        5.07          5.30          4.67
Master notes:
Amount outstanding at December 31 .........................................   $ 262,740     $ 195,391     $ 141,649
Average outstanding balance ...............................................     224,253       169,215       119,819
Highest balance at any month-end ..........................................     271,813       204,709       155,252
Interest expense ..........................................................      10,382         8,117         5,613
Approximate weighted-average interest rate:
During the year ...........................................................        4.63%         4.80%         4.68%
End of year ...............................................................        4.00          4.82          5.00

NOTE 11 -- LONG-TERM DEBT
     Long-term debt consisted of the following at December 31:



                                                   1998        1997
                                               ----------- -----------
                                                     (thousands)
  Federal Home Loan Bank ("FHLB") advances ...  $418,319    $229,052
  Capital Securities .........................   100,000     100,000
  Notes payable secured by lease rentals .....    35,441      52,253
  Obligations under capitalized leases .......     1,102         458
  Other ......................................       188         366
                                                --------    --------
  Total long-term debt .......................  $555,050    $382,129
                                                ========    ========

     At December 31, 1998, Centura's maximum borrowing capacity with the FHLB was $586.4 million, of which $418.3 million was advanced at year-end 1998. Centura has a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. At December 31, 1998, FHLB advances had maturities of up to 3.9 years with interest rates ranging between 5.15 percent and 6.13 percent. At December 31, 1997, FHLB advances had maturities of up to 4.9 years with interest rates ranging between
5.00 percent and 6.13 percent.

     On June 2, 1997, CCTI, a wholly-owned statutory business trust of Centura, issued $100 million of 8.845 percent Capital Securities maturing June 2027 ("Capital Securities"). CCTI also issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, from the Capital Securities and common securities issuances, in 8.845 percent Junior Subordinated Deferrable Interest Debentures issued by Centura ("junior debentures"), which upon consolidation are eliminated. The junior debentures, with a maturity of June 2027, are the primary assets of CCTI. With respect to the Capital Securities, Centura has irrevocably and unconditionally guaranteed CCTI's obligations. The Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

     Equipment under leases is partially funded through the use of fixed rate debt secured by future lease rentals to be received under certain lease contracts and first liens on the related equipment. Generally, the terms of these obligations are equal to the terms of the underlying contracts. At December 31, 1998, the weighted-average interest rate and maturity for the notes payable secured by lease rentals were 8.33 percent and 2.3 years, respectively. At December 31, 1997, the weighted-average interest rate and maturity for the notes payable secured by lease rentals were 8.64 percent and
2.3 years, respectively.

     At December 31, 1998, maturities of long-term debt are as follows (in thousands):


  1999 ...............  $ 55,517
  2000 ...............   187,956
  2001 ...............   128,875
  2002 ...............    81,443
  2003 ...............       326
  Thereafter .........   100,933
                        --------
                        $555,050
                        ========

NOTE 12 -- BENEFIT PLANS

     Centura sponsors a noncontributory, qualified defined benefit pension plan, a postretirement benefit plan, and a defined contribution plan for the benefit of its employees. Centura also has an Omnibus Supplemental Executive Retirement Plan ("SERP") which provides various officers with certain benefits in excess of Centura's standard pension plan.

     For the year ended December 31, 1998 Centura adopted the provisions of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers' disclosures about pension and other postretirement benefit plans by standardizing the disclosure requirements for pensions and other postretirement benefits to the extent practicable. It requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer considered useful.

     The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:



                                                           Pension Plan             Postretirement                SERP
                                                             Benefits                  Benefits                 Benefits
                                                     ------------------------- ------------------------ -------------------------
                                                         1998         1997         1998        1997         1998         1997
                                                     ------------ ------------ ----------- ------------ ------------ ------------
                                                                                     (thousands)
Reconciliation of Benefit Obligation
Net benefit obligation, January 1 ..................   $ 37,953     $ 34,432    $  4,994     $  4,562    $  10,651    $   9,694
Service cost .......................................      2,717        2,401         214          189          975          722
Interest cost ......................................      2,723        2,552         354          337          829          720
Participant contributions ..........................         --           --         137          126           --           --
Plan amendments ....................................         --          808          --           --       (1,007)        (923)
Actuarial (gain)/loss ..............................      1,904        1,533         250          276        2,017          984
Benefits paid ......................................     (1,968)      (3,773)       (442)        (496)        (664)        (546)
                                                       --------     --------    --------     --------    ---------    ---------
Net benefit obligation, December 31 ................   $ 43,329     $ 37,953    $  5,507     $  4,994    $  12,801    $  10,651
                                                       ========     ========    ========     ========    =========    =========
Reconciliation of Fair Value of Plan Assets (1)
Fair value, January 1 ..............................   $ 30,006     $ 27,516    $     --     $     --    $      --    $      --
Actual return on plan assets .......................      2,398        3,794          --           --           --           --
Employer contributions .............................      4,161        2,469         305          370          664          546
Participant contributions ..........................         --           --         137          126           --           --
Benefits paid ......................................     (1,968)      (3,773)       (442)        (496)        (664)        (546)
                                                       --------     --------    --------     --------    ---------    ---------
Fair value, December 31 ............................   $ 34,597     $ 30,006    $     --     $     --    $      --    $      --
                                                       ========     ========    ========     ========    =========    =========
Funded Status
Funded status, December 31 .........................   $ (8,732)    $ (7,947)   $ (5,507)    $ (4,994)   $ (12,801)   $ (10,651)
Unrecognized net transition obligation/(asset) .....       (211)        (317)      3,107        3,329           --           --
Unrecognized prior service cost ....................      2,645        2,882         175          191          935        1,280
Unrecognized actuarial (gain)/loss .................      8,091        5,983        (122)        (372)       2,648        1,764
                                                       --------     --------    --------     --------    ---------    ---------
Net amount recognized ..............................   $  1,793     $    601    $ (2,347)    $ (1,846)   $  (9,218)   $  (7,607)
                                                       ========     ========    ========     ========    =========    =========

---------
(1) The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.


     The following table sets forth amounts recognized in the consolidated financial statements for the years ended December 31:



                                         Pension Plan            Postretirement                   SERP
                                           Benefits                 Benefits                    Benefits
                                    ----------------------- ------------------------- ----------------------------
                                        1998        1997        1998         1997          1998           1997
                                    ----------- ----------- ------------ ------------ -------------- -------------
                                                                     (thousands)
Accrued benefit liability .........   $  (694)    $  (907)   $  (2,347)   $  (1,846)    $  (10,132)    $  (9,167)
Intangible asset ..................     2,487       1,508           --           --            832         1,280
Accumulated OCI ...................        --          --           --           --             82           280
                                      -------     -------    ---------    ---------     ----------     ---------
Net amount recognized .............   $ 1,793     $   601    $  (2,347)   $  (1,846)    $   (9,218)    $  (7,607)
                                      =======     =======    =========    =========     ==========     =========

     The components of net periodic pension cost for the years ended December 31 are as follows:



                                          Pension Plan                    Postretirement                     SERP
                                            Benefits                         Benefits                      Benefits
                                -------------------------------- -------------------------------- --------------------------
                                   1998       1997       1996      1998       1997        1996      1998     1997     1996
                                ---------- ---------- ---------- -------- ----------- ----------- -------- -------- --------
                                                                        (thousands)
Service cost ..................  $  2,717   $  2,401   $  1,965   $ 214      $ 189       $ 161     $  975   $  722   $  475
Interest cost .................     2,723      2,552      2,394     354       337         322         829      720      587
Expected return on assets .....    (2,714)    (2,430)    (2,177)     --        --          --          --       --       --
Amortization of:
 Transition asset .............      (106)      (106)      (106)    222       222         222          --       --       --
 Prior service cost ...........       238        181        248      16        16          --         236      571      480
 Actuarial (gain)/loss ........       111        142        236      --          (6)         (3)      238      374      642
                                 --------   --------   --------   -----      -------     -------   ------   ------   ------
Net periodic benefit cost .....  $  2,969   $  2,740   $  2,560   $ 806      $758        $702      $2,278   $2,387   $2,184
                                 ========   ========   ========   =====      ======      ======    ======   ======   ======

     In accounting for the above plans, the following assumptions were used:



                                                 Pension Plan                    Postretirement
                                                   Benefits                         Benefits
                                       -------------------------------- --------------------------------
                                          1998       1997       1996       1998       1997       1996
                                       ---------- ---------- ---------- ---------- ---------- ----------
Weighted-average discount rate .......     7.00%      7.25%      7.50%      7.00%      7.25%      7.50%
Expected return on plan assets .......     8.50       8.50       8.50         --         --         --
Rate of compensation increase ........     5.50       5.50       5.50         --         --         --
Assumed health care cost trend rate ..       --         --         --       5.50       5.50       7.00



                                                     SERP
                                                   Benefits
                                       --------------------------------
                                          1998       1997       1996
                                       ---------- ---------- ----------
Weighted-average discount rate .......     7.00%      7.25%      7.50%
Expected return on plan assets .......       --         --         --
Rate of compensation increase ........     5.50       5.50       5.50
Assumed health care cost trend rate ..       --         --         --

     The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:



                                                            1% Increase   1% Decrease
                                                           ------------- ------------
            Effect on:
            Service and interest cost components of
             net periodic postretirement benefit cost ....     $  376      $   (341)
            Accumulated postretirement benefit obligation       5,376        (4,868)

     In addition to the expense incurred with the above plans, Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:



                                          1998       1997       1996
                                       ---------- ---------- ----------
                                                 (thousands)
  401-K ..............................  $ 2,085    $ 1,782    $ 2,016
  Sales commissions ..................   13,699      9,409      8,320
  EVA-based incentive compensation ...    4,756      6,840      5,612
  Other ..............................      285        234        340
                                        -------    -------    -------
  Total ..............................  $20,825    $18,265    $16,288
                                        =======    =======    =======

     Centura's sales incentive plan rewards all sales officers for the value of products and services sold after covering the costs of their individual salaries, benefits, and other direct costs of producing new business. The Economic Value Added ("EVA") incentive program provides for a total EVA incentive pool for all non-sales employees based upon meeting EVA targets. Calculation of the target incorporates the ability of current net operating profits after tax to cover the annual cost of capital utilized. The program also incorporates the use of bonus banking of a defined percentage of incentives earned that are then placed at risk dependent upon future performance plus the granting of leveraged stock options to specific members of management. Other miscellaneous bonus and incentive awards are made primarily under individual contracts.

NOTE 13 -- STOCK OPTIONS, STOCK AWARDS, AND SHAREHOLDERS' EQUITY
     At December 31, 1998, 1997, and 1996 Centura had approximately 3.4 million, 2.1 million, and 2.5 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan ("Omnibus Plan") and the Directors' Deferred Compensation Plan ("Directors' Plan"). Under the Omnibus Plan, participants are granted options to purchase Centura common stock. These options generally vest over a five to eight-year period and have a maximum term of ten years. Under the Directors' Plan, participants are allowed to receive compensation in the form of stock options rather than in cash. These options have no vesting period and expire five years after the grantee ceases to be a director of Centura.

     A summary of stock option transactions under these plans follows:



                                                      1998                     1997                     1996
                                            ------------------------ ------------------------ ------------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
                                                          Exercise                 Exercise                 Exercise
                                               Shares       Price       Shares       Price       Shares       Price
                                            ----------- ------------ ----------- ------------ ----------- ------------
Outstanding at January 1 ..................  1,137,500   $   20.11    1,339,700   $   15.24    1,567,000   $   14.38
Assumed through purchase acquisitions .....         --          --           --          --       61,600       16.00
Granted ...................................    643,200       64.34      147,200       32.94       85,200       26.59
Exercised .................................    183,000       16.08      331,900       13.99      351,900       12.58
Forfeited .................................     34,300       56.64       17,500       12.81       22,200       14.40
                                             ---------                ---------                ---------
Outstanding at December 31 ................  1,563,400       36.82    1,137,500       20.11    1,339,700       15.24
                                             =========                =========                =========
Exercisable at December 31 ................    899,200       22.65      830,400       17.08      892,300       13.51

     The following table summarizes information related to stock options outstanding and exercisable on December 31, 1998:



                                        Options Outstanding                  Options Exercisable
                           --------------------------------------------- ---------------------------
                                                Weighted       Weighted                    Weighted
                              Number of          Average        Average     Number of      Average
         Range of           Option Shares       Remaining      Exercise   Option Shares    Exercise
      Exercise Prices        Outstanding    Contractual Life     Price     Exercisable      Price
-------------------------- --------------- ------------------ ---------- --------------- -----------
Less than $9.69 ..........      244,100    4.97 years          $   6.79      221,600      $   7.48
$9.72 to $25.46 ..........      407,200    3.62                   16.65      391,900         16.31
$25.88 to $35.50 .........      244,100    5.49                   33.36      135,000         32.69
$35.60 to $67.31 .........      256,200    4.89                   47.04      100,400         43.64
$68.75 to $69.94 .........          300    9.60                   69.31          300         69.31
$70.00 to $71.44 .........      411,500    8.23                   70.25       50,000         70.00
                                -------                                      -------
                              1,563,400    5.54                   36.82      899,200         22.65
                              =========                                      =======

     Under APB 25, Centura expensed approximately $2.2 million in 1998, $1.6 million in 1997, and $3.6 million in 1996 for employee stock awards and stock option grants. If Centura had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:



                                 1998                        1997                        1996
                      --------------------------- --------------------------- --------------------------
                        Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma    As Reported
                      ------------- ------------- ------------- ------------- ------------- ------------
                                              (thousands, except per share data)
Net income ..........   $  95,237     $  96,871     $  82,763     $  83,058     $  67,820    $  68,151
Basic EPS ...........         3.60          3.67          3.21          3.22          2.65         2.66
Diluted EPS .........         3.54          3.60          3.14          3.15          2.58         2.60

     The weighted-average fair values of options granted during 1998, 1997, and 1996 were $23.61, $16.12, and $26.08 per share, respectively. In determining the pro forma disclosures of net income and earnings per share, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                         Directors/Employee   EVA Leveraged
                                              Deferred           Options         Other
                                        -------------------- --------------   ----------
    1998
     Risk free interest rates .......            5.03%             4.95%          4.95%
     Dividend yield .................            1.70              1.70           1.70
     Volatility .....................           23.98             23.98          23.98
     Expected lives (in years) ......            3.00              5.30           5.30
    1997
     Risk free interest rates .......            6.14%             6.02%          6.02%
     Dividend yield .................            2.00              2.00           2.00
     Volatility .....................           24.16             24.16          24.16
     Expected lives (in years) ......            3.30              6.01           2.20
    1996
     Risk free interest rates .......            6.00%             5.91%          5.91%
     Dividend yield .................            2.50              2.50           2.50
     Volatility .....................           23.59             23.59          23.59
     Expected lives (in years) ......            2.84              6.02           2.20

     The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Cash dividends paid were $1.14, $1.06, and $1.00 on a per share basis during 1998, 1997, and 1996, respectively.


NOTE 14 -- OTHER OPERATING EXPENSE

     Other operating expense consisted of the following for the years ended December 31:



                                                             1998         1997        1996
                                                         -----------   ---------   ---------
                                                                     (thousands)
      Marketing, advertising, and public relations .....  $  8,432      $ 9,080     $ 7,549
      Stationery, printing, and supplies ...............     7,045        5,921       6,712
      Postage ..........................................     3,695        3,144       2,798
      Telephone ........................................     9,236        7,637       6,678
      FDIC insurance ...................................     1,369        1,304      10,197
      Fees for outsourced services .....................    13,058        8,219       3,299
      Service and licensing fees .......................     6,147        5,211       4,323
      Legal and professional fees ......................    12,750       15,914      11,290
      Other administrative .............................     9,487        8,555       8,544
      Intangible amortization ..........................     8,948        6,520       5,034
      Other ............................................    21,206       17,052      16,977
                                                          --------      -------     -------
      Total other operating expense ....................  $101,373      $88,557     $83,401
                                                          ========      =======     =======

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

NOTE 15 -- INCOME TAXES
     The components of income tax expense for the years ended December 31 were:




                                 1998       1997       1996
                              ---------- ---------- ----------
                                        (thousands)
  Current expense:
  Federal ...................  $38,014    $25,588    $34,347
  State .....................    2,392        796      4,363
                               -------    -------    -------
                                40,406     26,384     38,710
  Deferred expense/(benefit):
  Federal ...................    7,985     14,130        645
  State .....................    1,923      1,906       (152)
                               -------    -------    -------
                                 9,908     16,036        493
                               -------    -------    -------
  Total income tax expense ..  $50,314    $42,420    $39,203
                               =======    =======    =======

     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:



                                                      1998         1997         1996
                                                 ------------ ------------ ------------
         Federal statutory rate ................      35.00%       35.00%       35.00%
         Non-taxable income ....................     ( 2.04)      ( 2.54)      ( 1.67)
         Goodwill amortization (accretion), net         .56          .55          .54
         Acquisition adjustments ...............        .09          .18          .39
         State income tax, net of federal benefit      1.91         1.40         2.59
         Other, net ............................     ( 1.34)      (  .78)      (  .33)
                                                     ------       ------       ------
         Effective tax rate ....................      34.18%       33.81%       36.52%
                                                     ======       ======       ======

     The tax effects of temporary differences which give rise to significant portions of the net deferred tax liability at December 31 are summarized as follows:



                                                       1998            1997
                                                  -------------   -------------
                                                           (thousands)
         Deferred tax assets:
         Loan loss reserve ......................   $ (24,678)      $ (23,570)
         Other reserves .........................      (2,543)         (1,969)
         Deferred compensation ..................     (13,520)        (12,737)
         Deferred loan and lease fees ...........        (219)           (129)
         Other assets ...........................      (2,977)         (3,334)
                                                    ---------       ---------
         Gross deferred tax assets ..............     (43,937)        (41,739)
         Deferred tax liabilities:
         Premises and equipment .................       2,827           2,824
         Employee retirement plans ..............       1,939           1,781
         Investment securities ..................       1,559           1,135
         Leasing activities .....................      42,068          33,919
         Other liabilities ......................      23,734          21,290
         Unrealized securities gains ............       7,880           6,200
                                                    ---------       ---------
         Gross deferred tax liabilities .........      80,007          67,149
                                                    ---------       ---------
         Net deferred tax liability .............   $  36,070       $  25,410
                                                    =========       =========

     No valuation allowance for deferred tax assets was required at December 31, 1998 or 1997. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. During 1998, the net deferred tax liability increased approximately $1.7 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling $900,000.


NOTE 16 -- COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES


     Commitments and Off-Balance Sheet Risk

     In the normal course of business, Centura may participate in various financial instruments with off-balance sheet risk in order to satisfy the financing needs of its borrowers and to manage its exposure to interest rate risk. These financial instruments include commitments to extend credit, letters of credit, and off-balance sheet derivative financial instruments.

     At December 31, 1998 and 1997, Centura had commitments to extend credit of $2.3 billion and $1.6 billion, respectively, and standby letters of credit of $141.8 million and $64.2 million, respectively. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

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

     Centura enters into forward commitments to sell residential mortgage loans to reduce the Bank's exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale ("MLHFS") and pipeline loans. The Bank had forward commitments totaling $135 million and $48.5 million outstanding at December 31, 1998 and 1997, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS are carried at the lower of cost or fair value. The fair value of MLHFS which are committed to be sold is determined based on the fixed price of the forward commitment. The fair value for uncommitted MLHFS is determined using quoted market prices based on characteristics and interest rate levels appropriate at the time of valuation. The amount by which cost exceeds fair value on the MLHFS is recorded as a valuation allowance. MLHFS at December 31, 1998 and 1997, which are included in total loans on the consolidated balance sheet, were $142.3 million and $48.2 million reduced by valuation allowances of $201,000 and $261,000, respectively. Pipeline loans represent unfunded residential mortgage loans for which the Bank has committed to extend credit. At December 31, 1998 and 1997, pipeline loans totaled $88.3 million and $33.9 million, respectively.

     In connection with its asset/liability management program, Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. Centura does not trade the instruments, and Centura's policy governing the use of these instruments, as approved by Centura's board of directors, does not contemplate speculation of any kind. It is not management's intent to enter into any speculative transactions.

     Interest rate swap agreements ("swaps") are used to reduce funding costs, allow Centura to utilize diversified funding sources, and manage interest rate risk with the objective of stabilizing Centura's net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans, and long-term debt to variable interest rates (or fixed rates). Typically, Centura pays a fixed rate of interest for a fixed period of time and receives a variable rate of interest. Centura also enters into swaps in which both interest rates are floating in order to reduce its basis risk with respect to a given index. The difference between the rate paid and the rate received is recorded in the consolidated statements of income as a component of interest income or interest expense, depending upon the financial instrument to which the swap is designated. Unrealized fair values of the swaps are not recorded in the consolidated statements of income because the swap agreements are being treated as a synthetic alteration of the designated assets or liabilities.

     Centura's interest rate swap agreements are summarized below:



                                                                    1998                    1997
                                                          ------------------------ -----------------------
                                                                       Estimated                Estimated
                                                           Notional    Fair Value   Notional   Fair Value
                                                            Amount    Gain/(Loss)    Amount    Gain/(Loss)
                                                          ---------- ------------- ---------- ------------
                                                                            (thousands)
     Corporation pays fixed rates/receives variable .....  $399,812    $ (7,173)    $278,000    $ (1,737)
     Corporation pays variable rates/receives fixed .....   276,000       7,648      273,000       4,660
     Corporation pays variable rates (LIBOR)/receives
      variable (US T-Bill) ..............................   150,000        (203)     200,000        (370)
                                                           --------    --------     --------    --------
     Total interest rate swaps ..........................  $825,812    $    272     $751,000    $  2,553
                                                           ========    ========     ========    ========

     At December 31, 1998 and 1997, Centura had interest rate floor agreements ("floors") and interest rate cap agreements ("caps"). Floors and caps are used to protect certain designated products from an adverse income or market valuation impact in the event of a decreasing or increasing rate environment. Unrealized fair values of the floors and caps are not recorded in the consolidated statements of income because the floors and caps are being treated as a synthetic alteration of the designated assets or liabilities.

     Interest rate cap and floor agreements are summarized as follows:



                                                            Estimated
                                     Notional   Carrying   Fair Value
                                      Amount      Value    Gain/(Loss)
                                    ---------- ---------- ------------
                                               (thousands)
     December 31, 1998
     Interest rate caps ...........  $147,000     $472       $ (892)
     Interest rate floors .........   305,000      633        4,301
     December 31, 1997
     Interest rate caps ...........  $ 38,000     $972       $ (465)
     Interest rate floors .........   230,000      907        1,589

     Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 1998, Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

     The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default ("credit risk"), the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party ("market risk"), and the risk that amounts due to Centura previously reflected in the consolidated balance sheets may not be received as a result of the default. Centura's derivative financial instruments have been entered into with nationally recognized commercial and investment banking firms. As such, Centura does not currently anticipate nonperformance by the counterparties. Additionally, to mitigate credit risks, Centura's derivative contracts are generally governed by master netting agreements and, where appropriate, Centura may obtain collateral in the form of rights to securities. The master netting agreements provide for net settlement of covered contracts with the same counterparty in the event of default by the other party.

     Contingencies

     Centura Bank is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs in these actions allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, et als. v. G. Thomas Brame, Jerri Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1998. Plaintiffs are seeking compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura believes that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case instituted in 1996 (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O. v. Poyner & Spruill, L.L.P. and Centura Bank), consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs allege that they were damaged as a result of Centura Bank's actions and seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and accordingly, is unable to estimate a range of loss.

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

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Centura has a substantial asset management department that contributes net fee income annually. The asset management department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and intangibles. In addition, tax ramifications related to the realization of the unrealized gains and losses on securities could have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The following table presents the carrying values and estimated fair values of Centura's financial instruments at December 31:



                                                                1998                       1997
                                                      ------------------------- --------------------------
                                                        Carrying     Estimated    Carrying     Estimated
                                                          Value     Fair Value      Value      Fair Value
                                                      ------------ ------------ ------------ -------------
                                                                          (thousands)
FINANCIAL ASSETS:
Cash and due from banks, including interest-bearing .  $  299,429   $  299,429   $  282,121   $  282,121
Federal funds sold ..................................      17,384       17,384       29,552       29,552
Investment securities ...............................   2,074,504    2,077,274    1,828,056    1,831,189
Accrued interest receivable .........................      49,038       49,038       45,130       45,130
Net loans ...........................................   5,335,463    5,520,162    4,522,303    4,587,006
FINANCIAL LIABILITIES:
Deposits ............................................  $5,680,692   $5,594,313   $5,364,925   $5,361,534
Accrued interest payable ............................      21,850       21,850       16,259       16,259
Borrowed funds ......................................   1,237,940    1,238,416      733,192      733,192
Long-term debt ......................................     555,050      574,844      382,129      420,943

     See Note 16 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 1998 and 1997 and see
Note 7 for information regarding the fair value of Centura's capitalized mortgage servicing rights.


NOTE 18 -- SEGMENT INFORMATION

     On January 1, 1998, Centura adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Statement requires management to report selected quantitative and qualitative information about its reportable operating segments, including profit or loss, certain revenue and expense items, and segment assets. Generally, segments are reportable if their operating results are regularly reviewed by an enterprise's chief operating decision maker. The Standard allows aggregation of several identified segments into a single operating segment if specific aggregation criteria are satisfied.

     Centura has two reportable segments: retail banking and treasury. Centura's reportable segments represent business units that are managed separately. Each segment requires specific industry knowledge and products and services offered have varying customer bases.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers its products to individuals, small businesses, and commercial customers.

     Treasury is responsible for the Bank's asset/liability management including managing the Bank's investment portfolio.

     The 'other' segment includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. as well as the Centura Bank Leasing Division which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE. None of these other segments individually exceed 10 percent of revenues, net income or total assets.

     To assess the performance of its segments, management utilizes an internal business unit profitability report. This report is compiled using information that reflects the underlying economics for the business segments; therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles. The accounting policies for the segments differ from those described in the Summary of Significant Accounting Policies (see Note 1) in that income taxes and the provision for loan losses are accounted for based on cash payments and actual charge-offs, respectively. Additionally, consideration is not given to amortization of intangible assets.


     Financial information by segment as of December 31 follows. Segment data for 1996 was not available for disclosure purposes.



                                                              1998
                                            -----------------------------------------
                                             Retail Bank     Treasury        Other
                                            ------------- -------------- ------------
                                                           (thousands)
Interest income ...........................  $  370,641     $  154,325    $  40,482
Interest expense ..........................     201,151         66,801        5,840
Funds transfer pricing allocation .........      70,563        (50,810)     (19,753)
                                             ----------     ----------    ---------
Net interest income .......................     240,053         36,714       14,889
Provision for loan losses .................      10,576             83        3,398
                                             ----------     ----------    ---------
Net interest income after provision for
  loan losses .............................     229,477         36,631       11,491
Noninterest income ........................     106,924          2,254       44,795
Noninterest expense .......................     213,075         10,058       36,377
                                             ----------     ----------    ---------
Income before income taxes ................     123,326         28,827       19,909
Income tax expense/(benefit) ..............      40,958         (5,456)       5,848
                                             ----------     ----------    ---------
Net income ................................  $   82,368     $   34,283    $  14,061
                                             ==========     ==========    =========
Period end assets .........................  $4,425,784     $2,457,386    $ 525,195



                                                                 1998
                                            ----------------------------------------------
                                                Total         Adjustments     Consolidated
                                            ------------- ------------------ -------------
                                                             (thousands)
Interest income ...........................  $  565,448      $   10,217(1)    $  575,665
Interest expense ..........................     273,792           2,555 (2)      276,347
Funds transfer pricing allocation .........          --              --               --
                                             ----------      ------------     ----------
Net interest income .......................     291,656           7,662          299,318
Provision for loan losses .................      14,057           1,087 (3)       15,144
                                             ----------      ------------     ----------
Net interest income after provision for
  loan losses .............................     277,599           6,575          284,174
Noninterest income ........................     153,973         (17,517)(4)      136,456
Noninterest expense .......................     259,510          13,935 (5)      273,445
                                             ----------      ------------     ----------
Income before income taxes ................     172,062         (24,877)         147,185
Income tax expense/(benefit) ..............      41,350           8,964 (3)       50,314
                                             ----------      ------------     ----------
Net income ................................  $  130,712      $  (33,841)      $   96,871
                                             ==========      ============     ==========
Period end assets .........................  $7,408,365      $  827,526(6)    $8,235,891


                                                              1997
                                            -----------------------------------------
                                             Retail Bank     Treasury        Other
                                            ------------- -------------- ------------
                                                           (thousands)
Interest income ...........................  $  322,815     $  140,950    $  48,054
Interest expense ..........................     186,053         56,224        7,267
Funds transfer pricing allocation .........      93,410        (69,851)     (23,559)
                                             ----------     ----------    ---------
Net interest income .......................     230,172         14,875       17,228
Provision for loan losses .................       8,717             91        2,149
                                             ----------     ----------    ---------
Net interest income after provision for
 loan losses ..............................     221,455         14,784       15,079
Noninterest income ........................      79,698            971       40,303
Noninterest expense .......................     195,658         11,080       38,223
                                             ----------     ----------    ---------
Income before income taxes ................     105,495          4,675       17,159
Income tax expense ........................      24,993          3,806        4,368
                                             ----------     ----------    ---------
Net income ................................  $   80,502     $      869    $  12,791
                                             ==========     ==========    =========
Period end assets .........................  $3,742,873     $2,180,587    $ 518,586



                                                                1997
                                            ---------------------------------------------
                                                Total        Adjustments     Consolidated
                                            ------------- ----------------- -------------
                                                             (thousands)
Interest income ...........................  $  511,819      $    3,270(1)   $  515,089
Interest expense ..........................     249,544          (2,360)(2)     247,184
Funds transfer pricing allocation .........          --              --              --
                                             ----------      ------------    ----------
Net interest income .......................     262,275           5,630 (3)     267,905
Provision for loan losses .................      10,957           2,461          13,418
                                             ----------      ------------    ----------
Net interest income after provision for
 loan losses ..............................     251,318           3,169         254,487
Noninterest income ........................     120,972         (10,998)(4)     109,974
Noninterest expense .......................     244,961          (5,978)(5)     238,983
                                             ----------      ------------    ----------
Income before income taxes ................     127,329          (1,851)        125,478
Income tax expense ........................      33,167           9,253 (3)      42,420
                                             ----------      ------------    ----------
Net income ................................  $   94,162      $  (11,104)     $   83,058
                                             ==========      ============    ==========
Period end assets .........................  $6,442,046      $  683,384(6)   $7,125,430

---------
(1) Reconciling item relates to loan fees and taxable equivalent adjustments which are excluded and included, respectively, in interest income for management reporting purposes.

(2) Reconciling item relates to interest expense on certain borrowings which are excluded from interest expense for management reporting purposes.

(3) Reconciling item adjusts balances from cash basis to accrual method of accounting.

(4) Reconciling item relates to loan fees which are included in noninterest income for management reporting purposes.

(5) Reconciling item relates to amortization expense which is excluded from noninterest expense for management reporting purposes. This item also includes the offsetting entries from above adjustments.

(6) Reconciling item relates to assets that are not allocated among segments including premises and equipment, cash and due from banks, and other assets.

NOTE 19 -- PARENT COMPANY FINANCIAL DATA
     Centura's principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:


BALANCE SHEETS



                                                                                             December 31,
                                                                                       -------------------------
                                                                                            1998         1997
                                                                                       ------------- -----------
                                                                                              (thousands)
Assets
Cash and deposits in banks ...........................................................  $  186,630    $190,494
Investment securities available for sale (cost of $39,715 and $91,531, respectively) .      39,963      95,253
Loans to affiliate ...................................................................      55,908      14,173
Investment in wholly-owned subsidiary, bank ..........................................     686,246     549,986
Investment in wholly-owned subsidiary, other .........................................       3,116       3,116
Other assets .........................................................................      42,493      40,221
                                                                                        ----------    --------
Total assets .........................................................................  $1,014,356    $893,243
                                                                                        ==========    ========
Liabilities and Shareholders' Equity
Junior subordinated debentures with affiliate ........................................  $  103,093    $103,093
Other liabilities ....................................................................     281,420     251,814
Shareholders' equity .................................................................     629,843     538,336
                                                                                        ----------    --------
Total liabilities and shareholders' equity ...........................................  $1,014,356    $893,243
                                                                                        ==========    ========

INCOME STATEMENTS



                                                                                        Years Ended December 31,
                                                                                   ----------------------------------
                                                                                      1998       1997        1996
                                                                                   ---------- ---------- ------------
                                                                                              (thousands)
Income
Dividends from subsidiaries ......................................................  $30,400    $47,490    $  81,251
Other ............................................................................   35,504     33,642       21,550
                                                                                    -------    -------    ---------
Total income .....................................................................   65,904     81,132      102,801
Expense
Interest .........................................................................   19,559     15,795        8,473
Other ............................................................................   13,360     13,707       13,139
                                                                                    -------    -------    ---------
Total expenses ...................................................................   32,919     29,502       21,612
                                                                                    -------    -------    ---------
Income before income taxes and equity in undistributed net income of subsidiaries    32,985     51,630       81,189
Income tax expense (benefit) .....................................................      114        602          (68)
                                                                                    -------    -------    ---------
Income before equity in undistributed net income of subsidiaries .................   32,871     51,028       81,257
Equity in undistributed net income of wholly-owned subsidiaries ..................   64,000     32,030      (13,106)
                                                                                    -------    -------    ---------
Net income .......................................................................  $96,871    $83,058    $  68,151
                                                                                    =======    =======    =========

                                                                                             Years Ended December 31,
                                                                                      --------------------------------------
                                                                                          1998         1997         1996
                                                                                      ------------ ------------ ------------
                                                                                                   (thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income ..........................................................................  $  96,871    $   83,058   $  68,151
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .....................................................      1,612         1,724         634
  (Increase) decrease in equity in undistributed net income of subsidiary ...........    (64,000)      (32,030)     13,106
  Other, net ........................................................................     (2,330)       (4,345)     (1,829)
                                                                                       ---------    ----------   ---------
Net cash provided by operating activities ...........................................     32,153        48,407      80,062
                                                                                       ---------    ----------   ---------
Cash flows from investing activities:
  Net increase in investment in subsidiary ..........................................         --        (3,093)         --
  Net increase in loan with affiliate ...............................................    (41,735)       (8,451)     (5,722)
  Purchases of securities available for sale ........................................     (8,750)     (107,381)         --
  Maturities and issuer calls of securities available for sale ......................      8,261         1,083          --
  Other .............................................................................         --            --     (29,250)
                                                                                       ---------    ----------   ---------
Net cash used by investing activities ...............................................    (42,224)     (117,842)    (34,972)
                                                                                       ---------    ----------   ---------
Cash flows from financing activities:
  Net increase in borrowings ........................................................     37,205       136,691      74,327
  Issuance of common stock, net .....................................................      2,746         4,274       4,442
  Redemption of common stock ........................................................     (3,041)      (10,289)    (45,513)
  Cash dividends paid ...............................................................    (30,126)      (27,354)    (24,001)
  Other .............................................................................       (577)       (1,469)         --
                                                                                       ---------    ----------   ---------
Net cash provided by financing activities ...........................................      6,207       101,853       9,255
                                                                                       ---------    ----------   ---------
(Decrease) increase in cash .........................................................     (3,864)       32,418      54,345
Cash, beginning of year .............................................................    190,494       158,076     103,731
                                                                                       ---------    ----------   ---------
Cash, end of year ...................................................................  $ 186,630    $  190,494   $ 158,076
                                                                                       =========    ==========   =========
Supplemental Disclosures of Cash Flow Information
  Net equity adjustment of merged entity ............................................  $      --    $       --   $     818
  Stock issued for acquisitions and other stock issuances, net ......................     13,467         3,697      29,342
  Unrealized securities gains, net of parent and subsidiary .........................      4,685        13,545       1,681
  Available for sale securities contributed to subsidiary as capital ................     52,494        14,763          --
  Dividends declared, but not yet paid ..............................................         --         6,981       6,415

NOTE 20 -- REGULATORY MATTERS

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond ("FRB"), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 1998, Centura was required to maintain a minimum balance with the FRB in the amount of $13.2 million. Subject to the regulatory restrictions, the Bank had $82.9 million available from its retained earnings at December 31, 1998 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account which totaled $78.2 million at December 31, 1998.

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

     Regulatory capital amounts and ratios are set forth in the table below. Tier I capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For Centura, Tier I capital also consists of Capital Securities as described in Note 11. The remainder of total capital is Tier II capital and includes subordinated debt or other allowed equity equivalents and a limited amount of loan loss reserves. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     Based on the most recent notification from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 1998, the Bank and Centura met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well capitalized status. To be categorized as well capitalized, the Bank must meet minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.


                                                                                                                To Be Well
                                             Capital Amount               Ratio                              Capitalized Under
                                         ----------------------  ------------------------    For Capital     Corrective Action
                                             1998        1997        1998         1997     Adequacy Purpose     Provisions
                                         ----------- ----------- -----------  ----------- ----------------- ------------------
                                               (thousands)
Total Capital (to Risk-Weighted Assets)
Centura ................................  $646,624    $549,279       10.66%       11.19%      >=  8.00%       Not Applicable
Bank ...................................  $637,902    $496,509       10.70%       10.24%      >=  8.00%        >=  10.00%
Tier I Capital (to Risk-Weighted Assets)
Centura ................................  $611,191    $520,178       10.07%       10.60%      >=  4.00%       Not Applicable
Bank ...................................  $569,195    $435,625        9.54%        8.98%      >=  4.00%       >=    6.00%
Tier I Leverage (to Average Assets)
Centura ................................  $611,191    $520,178        7.77%        7.51%      >=  4.00%       Not Applicable
Bank ...................................  $569,195    $435,625        7.39%        6.46%      >=  4.00%       >=  5.00%



ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF CENTURA

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 11 EXECUTIVE COMPENSATION

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
     See Item 8 for reference

(a)(2) Financial Statement Schedules
     Financial statement schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

(a)(3) Management Contracts or Compensatory Plan Arrangements
     Exhibits have been files with separately with the Commission and are available upon written request.

(b)  Current Reports on Form 8-K
     On October 5, 1998, Centura filed a current report on Form 8-K announcing earnings for the nine months ended September 30, 1998. A press release dated October 5, 1998 was included as an exhibit.

     On November 3, 1998, Centura filed a current report on Form 8-K announcing the entering of a definitive agreement with First Coastal Bankshares, Inc. A press release dated October 28, 1998 was included as an exhibit.

(c)  Exhibits
     Restated Articles of Incorporation of Centura Banks, Inc.

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

     First Charlotte Financial Corporation 1984 Incentive Stock Option Plan (including 1988 amendments), as assumed by Centura Banks, Inc.

     The Planters Corporation Deferred Compensation Plan, as assumed by Centura Banks, Inc.

     Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

     Supplemental Executive Retirement Agreement as amended dated October 23, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

     Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive Retirement Agreement between Centura Banks, Inc. and Cecil W. Sewell, Jr.

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

     The Planters Corporation Non-qualified Stock Option Plan, as assumed by Centura Banks, Inc.

     Centura Banks, Inc. Split-Dollar Life Insurance Plan as assumed by Centura Banks, Inc.

     Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated effective October 3, 1994

     Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks, Inc. and William H. Wilkerson

     Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive Retirement Agreement between Centura Banks, Inc. and William H. Wilkerson

     Peoples Bancorporation 1987 Stock Option Plan, as assumed by Centura Banks, Inc.

     Orange Federal Savings and Loan Association Nonstatutory Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

     Supplemental Executive Retirement Agreement, as amended dated October 23, 1996, between Centura Banks, Inc. and William H. Wilkerson

     Supplemental Executive Retirement Agreement dated May 13, 1996 between Centura Banks, Inc. and Frank L. Pattillo

     Supplemental Executive Retirement Agreement as amended, dated October 23, 1996 between Centura Banks, Inc. and Frank L. Pattillo

     Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive Retirement Agreement between Centura Banks, Inc. and Frank L. Pattillo

     Agreement of Assumption of Retirement Payment Agreement, dated as of June 2, 1995, by and between Centura Banks, Inc., First Southern Savings Bank, Inc. SSB, and William H. Redding, Jr.

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

     First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura Banks, Inc.

     First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

     Executive Employment Agreement, dated November 1, 1996, between Dean E. Painter, Jr. and CLG, Inc.

     Executive Employment Agreement, dated November 3, 1997, between Thomas A. Betts, Jr. and Centura Insurance Services, Inc.

     Supplemental Executive Retirement Agreement dated April 5, 1994 between Centura Banks, Inc. and H. Kel Landis III

     Amended and Restated Supplemental Omnibus Supplemental Executive Retirement Plan, dated October 1, 1998

     Agreement and Plan of Merger dated October 28, 1998 between First Coastal Bankshares, Inc. and Centura Banks, Inc.

     Subsidiaries of Centura Banks, Inc.

     Consent of KPMG LLP

     Financial Data Schedule included in the electronically filed document as required

     COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN J. GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                               CENTURA BANKS, INC.

                                  EXHIBIT LIST

Exhibit No.                            Description of Exhibit                            Sequential Page No.
------------ --------------------------------------------------------------------------- --------------------
    3.1      Restated Articles of Incorporation of Centura Banks, Inc.                          *(2)
    3.2      Bylaws of Centura Banks, Inc., as amended                                          *(13)
    4.1      Excerpts from Centura's Articles of Incorporation and Bylaws relating to           *(1)
             the rights of holders of Centura capital stock
    4.2      Specimen certificate of Centura common stock                                       *(2)
    4.3      Amended and Restated Trust Agreement between Centura Banks, Inc., as               *(20)
             Depositor, State Street Bank and Trust Company, as Property
             Trustee, Delaware Trust Capital Management, as Delaware Trustee,
             and the Administrative Trustees named therein relating to
             $100,000,000 Centura Capital Trust I, 8.845% Capital Securities,
             Series A (the "Capital Securities")
    4.4      Guarantee Agreement between Centura Banks, Inc., Guarantor, and State              *(20)
             Street Bank and Trust Company, as Guarantee Trustee, relating to the
             Capital Securities
    4.5      Junior Subordinated Indenture between Centura Banks, Inc. and State                *(20)
             Street Bank and Trust Company, as Trustee relating to $103,093,000 8.845%
             Junior Subordinated Deferred Interest Debentures of the Corporation
   10.1      Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and               *(20)
             restated effective April 16, 1997
   10.2      Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and          *(15)
             restated effective February 15, 1995
   10.3      Second Addendum and Amendment dated December 24, 1998 to the Supplemental
             Executive Retirement Agreement between Centura Banks, Inc. and Cecil W.
             Sewell, Jr.
   10.4      Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan                 *(13)
   10.5      First Charlotte Financial Corporation 1984 Incentive Stock Option Plan           *4.2 (9)
             (including 1988 amendments), as assumed by Centura Banks, Inc.
   10.6      Second Addendum and Amendment dated December 24, 1998 to the Supplemental
             Executive Retirement Agreement between Centura Banks, Inc. and William H.
             Wilkerson
   10.7      Second Addendum and Amendment dated December 24, 1998 to the Supplemental
             Executive Retirement Agreement between Centura Banks, Inc. and Frank L.
             Pattillo
   10.8      The Planters Corporation Deferred Compensation Plan, as assumed by                 *(5)
             Centura Banks, Inc.
   10.9      Supplemental Executive Retirement Agreement dated May 14, 1996, between            *(19)
             Centura Banks, Inc. and Cecil W. Sewell, Jr.
   10.10     Supplemental Executive Retirement Agreement as amended dated October 23,           *(19)
             1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.
   10.11     The Planters Corporation 1986 Incentive Stock Option Plan, as assumed by           *(7)
             Centura Banks, Inc.
   10.12     The Planters Corporation 1988 Incentive Stock Option Plan, as assumed by           *(6)
             Centura Banks, Inc.
   10.13     The Planters Corporation Non-qualified Stock Option Plan, as assumed by            *(4)
             Centura Banks, Inc.
   10.14     Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred          *(5)
             to as Split-Dollar Life Insurance Plan of The Planters Corporation), as
             assumed by Centura Banks, Inc.

   10.15     Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended        *4.2 (12)
             and restated effective October 3, 1994
   10.16     Supplemental Executive Retirement Agreement dated May 14, 1996, between            *(19)
             Centura Banks, Inc. and William H. Wilkerson
   10.17     Peoples Bancorporation 1987 Stock Option Plan, as assumed by Centura               *(8)
             Banks, Inc.
   10.18     Orange Federal Savings and Loan Association Nonstatutory Stock Option            *4.3 (3)
             Plan for Directors, as assumed by Centura Banks, Inc.
   10.19     Supplemental Executive Retirement Agreement, as amended dated October 23,          *(19)
             1996, between Centura Banks, Inc. and William H. Wilkerson
   10.20     Supplemental Executive Retirement Agreement dated April 5, 1994 between
             Centura Banks, Inc. and H. Kel Landis III
   10.22     Supplemental Executive Retirement Agreement dated May 13, 1996 between             *(19)
             Centura Banks, Inc. and Frank L. Pattillo
   10.23     Amended and Restated Omnibus Supplemental Executive
             Retirement Plan, dated October 1, 1998
   10.24     Supplemental Executive Retirement Agreement as amended, dated October 23,          *(19)
             1996 between Centura Banks, Inc. and Frank L. Pattillo
   10.25     Agreement of Assumption of Retirement Payment Agreement, dated as of June          *(10)
             2, 1995, by and between Centura Banks, Inc., First Southern Savings Bank,
             Inc. SSB, and William H. Redding, Jr.
   10.26     Agreement of Assumption of Agreement for Deferred Fees, dated as of June           *(10)
             2, 1995, by and between Centura Banks, Inc., First Southern Bancorp,
             Inc., and William H. Redding, Jr.
   10.27     1995 Outside Directors Stock Option Plan of First Commercial Holding               *(17)
             Corporation, as assumed by Centura Banks, Inc.
   10.28     First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura           *4.3 (16)
             Banks, Inc.
   10.29     Amended and Restated FirstSouth Bank Stock Option Plan for Key Employees,        *4.2 (18)
             as assumed by Centura Banks, Inc.
   10.30     Agreement and Plan of Merger dated October 28, 1998 between First Coastal          *(21)
             Bankshares, Inc. and Centura Banks, Inc.
   10.31     First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by           *4.2 (11)
             Centura Banks, Inc.
   10.32     First Southern Bancorp, Inc. Nonqualified Stock Option Plan for                  *4.2 (11)
             Directors, as assumed by Centura Banks, Inc.
   10.33     Executive Employment Agreement, dated November 1, 1996, between Dean E.            *(20)
             Painter, Jr. and CLG, Inc.
   10.34     Executive Employment Agreement, dated November 3, 1997, between Thomas A.          *(20)
             Betts, Jr. and Centura Insurance Services, Inc.
    21       Subsidiaries of Centura Banks, Inc.
    23       Consent of KPMG LLP
    27       Financial Data Schedule


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

(8) Included as the identified exhibit in Peoples Bancorporation Form 10-K (File No. 0-10866) dated March 15, 1989.
(9) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 33-71198) filed on February 1, 1994.
(10) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.
(11) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-90568) filed on June 12, 1995.
(12) Included as the identified exhibit in Centura Banks, Inc. Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed as Post-Effective Amendment No. 3 to Form S-4 Registration Statement (Registration No. 33-33773) filed on September 2, 1994.
(13) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.
(14) Included as the identified exhibit in Centura Banks, Inc. Current Report on Form 8-K dated November 28, 1995.
(15) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.
(16) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-04949) filed on August 26, 1996.
(17) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-80989) filed on March 21, 1996.
(18) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-08503) filed on October 20, 1996.
(19) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(20) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(21) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 333-69283) filed on February 4, 1999.