Form 10-Q
period 1999-03-31
CENTURA BANKS INC
filed 1999-05-14
CIK 861461

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                    or
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
                                [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, NO PAR VALUE                           28,444,986
--------------------------------------------------------------------------------
     (Class of Stock)                 (Shares outstanding as of April 30, 1999)

Exhibit Index on sequential page number 32.

                             CENTURA BANKS, INC.

                                  FORM 10-Q

                                    INDEX
                                                                   Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 1999 and 1998, and December 31, 1998               4

         Consolidated Statements of Income -
         Three months ended March 31, 1999 and 1998                   5

         Consolidated Statement of Shareholders' Equity -
         Three months ended March 31, 1999                            6

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 1999 and 1998                   7

         Notes to Consolidated Financial Statements                  8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                  13-27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  28


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           29
Item 2.  Changes in Securities and Use of Proceeds                   29
Item 3.  Defaults upon Senior Securities                             29
Item 4.  Submission of Matters to a Vote of Securities Holders       29
Item 5.  Other Information                                           29
Item 6.  Exhibits and Reports on Form 8-K                            30

SIGNATURES                                                           31

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                                       March 31                   December 31,
                                                         -------------------------------------  -----------------
(In thousands, except share data)                              1999                1998               1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $          270,385  $          269,704 $          289,230
Due from banks, interest-bearing                                   25,635              20,295             21,963
Federal funds sold                                                 33,396               4,347             17,646
Investment securities:
  Available for sale (cost of $2,021,388, $1,867,223
     and $2,036,707, respectively)                              2,031,859           1,880,919          2,057,270
  Held to maturity (fair value of  $67,879,
     $213,810 and $106,432, respectively)                          65,659             211,216            103,767
Loans                                                           5,814,127           5,322,018          5,852,830
  Less allowance for loan losses                                   74,139              71,121             72,310
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   5,739,988           5,250,897          5,780,520
Bank premises and equipment                                       117,935             123,129            120,405
Other assets                                                      454,983             381,850            404,759
-----------------------------------------------------------------------------------------------------------------
Total assets                                           $        8,739,840  $        8,142,357 $        8,795,560
=================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                          $          927,808  $          899,074 $          979,346
  Interest-bearing                                              4,573,593           4,535,903          4,569,243
  Time deposits over $100                                         544,158             493,185            520,060
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              6,045,559           5,928,162          6,068,649
Borrowed funds                                                  1,137,345           1,028,171          1,299,337
Long-term debt                                                    734,874             447,219            614,284
Other liabilities                                                 129,498             119,933            137,085
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                               8,047,276           7,523,485          8,119,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                             -                   -                  -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of  28,494,755; 28,253,683;
    and 28,318,226, respectively                                  215,314             204,936            205,237
Common stock acquired by ESOP                                         (71)               (215)              (107)
Retained earnings                                                 470,809             405,638            458,298
Accumulated other comprehensive income                              6,512               8,513             12,777
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        692,564             618,872            676,205
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $        8,739,840  $        8,142,357 $        8,795,560
=================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                      -------------------------------
(In thousands, except share and per share data)                              1999             1998
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                               $       125,108  $       117,301
Investment securities:
  Taxable                                                                    31,416           30,674
  Tax-exempt                                                                    473              585
Short-term investments                                                          575              416
-----------------------------------------------------------------------------------------------------
Total interest income                                                       157,572          148,976

INTEREST EXPENSE
Deposits                                                                     50,114           54,007
Borrowed funds                                                               15,920           12,976
Long-term debt                                                                8,750            6,515
-----------------------------------------------------------------------------------------------------
Total interest expense                                                       74,784           73,498
-----------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                          82,788           75,478
Provision for loan losses                                                     6,266            3,393
-----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          76,522           72,085

NONINTEREST INCOME
Service charges on deposit accounts                                          12,888           10,789
Credit card and related fees                                                  1,769            1,430
Other service charges, commissions and fees                                   8,604            7,772
Fees for trust services                                                       2,439            2,100
Mortgage income                                                               7,036            4,127
Other noninterest income                                                      5,014            5,794
Securities gains, net                                                           483              302
-----------------------------------------------------------------------------------------------------
Total noninterest income                                                     38,233           32,314

NONINTEREST EXPENSE
Personnel                                                                    39,325           33,446
Occupancy                                                                     5,095            4,395
Equipment                                                                     5,175            5,528
Foreclosed real estate losses and related
   operating expense                                                            428              428
Merger-related expenses                                                       6,858                -
Other operating                                                              25,937           24,865
-----------------------------------------------------------------------------------------------------
Total noninterest expense                                                    82,818           68,662
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                   31,937           35,737
Income taxes                                                                 11,360           12,249
-----------------------------------------------------------------------------------------------------
NET INCOME                                                          $        20,577  $        23,488
=====================================================================================================


NET INCOME PER COMMON SHARE
Basic                                                               $          0.72  $          0.85
Diluted                                                                        0.71             0.83
=====================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                    28,464,482       27,675,911
Diluted                                                                  28,965,826       28,273,364
=====================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES

Three months ended March 31, 1999

                                                                     Common
                                                                      Stock                                         Total
                                              Common Stock          Acquired   Retained     Accumulated Other    Shareholders'
                                            Shares      Amount      by ESOP    Earnings   Comprehensive Income      Equity
                                           ----------------------------------------------------------------------------------


December 31, 1998, as originally reported  26,618,931 $ 195,516   $   (107)  $  421,464   $   12,975 $     (5) $   629,843
Adjustments for pooling-of-interests        1,699,295     9,721          -       36,834         (193)       -       46,362
                                          ----------- ----------   --------   ---------    ----------  --------   --------
December 31, 1998, restated                28,318,226   205,237       (107)     458,298        12,782      (5)     676,205
Comprehensive Income:
    Net income                                   -         -             -       20,577           -         -       20,577
    Minimum pension liability                    -         -             -          -             -         -          -
    Unrealized gains on securities, net of tax   -         -             -          -          (6,265)      -       (6,265)
                                                                                                                  ---------
      Comprehensive Income                       -         -             -          -             -      14,312        -
Common stock issued:
    Stock option plans and stock awards        61,160     1,512                                                      1,512
    Acquisitions                              115,369     7,711          -         (301)          -         -        7,410
Redemption of common stock                       -         -             -          -             -         -          -
Cash dividends declared, $0.29 per share         -         -             -       (7,765)          -         -       (7,765)
Other                                            -          854         36          -             -         -          890
                                    --------------------------------------------------------------------------------------
Balance, March 31, 1999                    28,494,755 $ 215,314    $   (71)  $  470,809   $     6,517  $   (5)  $  692,564
                                    ======================================================================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                            For the Three Months Ended
                                                                                                      March 31,
(Dollars in thousands)                                                                            1999          1998
                                                                                               ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $    20,577   $   23,488
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Provision for loan losses                                                                     6,266        3,393
     Depreciation on assets under operating leases                                                 3,458        2,494
     Depreciation and amortization, excluding depreciation on assets under operating               9,900        9,057
     Decrease in deferred income taxes                                                             5,247        4,289
     Loan fees deferred, net                                                                       1,301          185
     Bond premium amortization and discount accretion, net                                           283          (76)
     Gains on sales of investment securities                                                        (483)        (302)
     Gain on sales of equipment under lease                                                         (823)        (470)
     Proceeds from sales of mortgage loans held for sale                                         316,987      162,922
     Originations, net of principal repayments, of mortgage loans held for sale                 (263,783)    (202,240)
     Decrease (increase) in accrued interest receivable                                            4,232         (199)
     (Increase) decrease in accrued interest payable                                              (1,692)       4,264
     Net increase in other assets and other liabilities                                          (50,805)     (22,858)
                                                                                               ----------    ---------
        Net cash provided (used) by operating activities                                          50,665      (16,053)
                                                                                               ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                                                  17,514     (140,628)
Purchases of:
     Securities available for sale                                                              (179,194)    (259,954)
     Securities held to maturity                                                                  (6,608)           -
     Premises and equipment                                                                       (2,890)      (2,879)
     Other                                                                                           -            (12)
Proceeds from:
     Sales of securities available for sale                                                       65,306       17,158
     Maturities and issuer calls of securities available for sale                                131,060      126,755
     Maturities and issuer calls of securities held to maturity                                   44,785        9,134
     Sales of foreclosed real estate                                                               2,776        1,497
     Dispositions of premises and equipment                                                        1,730          160
     Dispositions of equipment used in leasing activities                                          2,055        1,843
Cash acquired, net of cash paid, in mergers and acquisitions                                     (15,479)      15,447
                                                                                               ----------    ---------
     Net cash provided (used) by investing activities                                             61,055     (231,479)
                                                                                               ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                              (62,672)      28,587
Net (decrease) increase in borrowed funds                                                       (161,992)     188,347
Proceeds from issuance of long-term debt                                                         126,466       91,381
Repayment of long-term debt                                                                       (5,840)     (79,151)
Cash dividends paid                                                                               (7,765)      (7,314)
Proceeds from issuance of common stock, net                                                          660          665
Other                                                                                                 -           260
                                                                                              ----------    ---------
     Net cash provided by financing activities                                                  (111,143)     222,775
                                                                                              ----------    ---------

Increase (decrease) in cash and cash equivalents                                                     577      (24,757)

Cash and cash equivalents at January 1                                                           328,839      319,103
                                                                                              ----------    ---------
Cash and cash equivalents at March 31                                                        $   329,416   $  294,346
                                                                                              ==========    =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
Cash paid during the three months for:
     Interest                                                                                $    73,092   $   69,077
     Income taxes                                                                                 12,279        1,055
Noncash transactions:
     Net equity adjustment of merged entity                                                           -         9,636
     Stock issued in purchase acquisitions and other stock issuances, net                          8,264        3,279
     Change in unrealized securities gains (losses), net                                         (10,093)      (2,545)
     Other                                                                                            -           971
     Loans transferred to foreclosed property                                                      2,624        1,918
                                                                                              ==========    =========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1999

                                   (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries Centura Bank (the "Bank") and Centura Capital Trust I. The Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as poolings-of-interests.

         The information contained in the consolidated financial statements and accompanying footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Note 2:  Mergers and Acquisitions

         Acquisition activity through March 31, 1999 is summarized below. Data for the completed transactions is as of the date of acquisition.


                                   Acquisition                                                      Shares
                                      Date       Offices       Assets        Loans     Deposits     Issued
------------------------------------------------------------------------------------------------------------
 (dollars in millions)

Capital Advisors **                01/07/99        --       $     0.6   $       --  $        --      107,789
Scotland Savings Bank **           02/05/99         2            56.8         41.0         39.6           --
First Coastal Bankshares, Inc. *   03/26/99        18           526.5        433.1        380.0    1,706,875
------------------------------------------
*    Merger accounted for as a pooling-of-interests
**   Acquisition accounted for as a purchase


         On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc. Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The acquisition was accounted for using the purchase method of accounting and approximately $14.3 million of goodwill was recorded as an other asset on the consolidated balance sheet.

         On February 5, 1999, Centura completed the acquisition of Scotland Bancorp, Inc. ("Scotland") based in Laurinburg, North Carolina. The acquisition was accounted for as a purchase. Goodwill of approximately $6.6 million was recorded as an other asset on the consolidated balance sheet.

         On March 26, 1999, Centura merged with First Coastal Bankshares, Inc. ("First Coastal") headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increases Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax merger-related charges of $8.4 million. Included in these merger-related expenses are severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998. The remaining balance of the accrued severance expenses are expected to be paid in 1999. An additional $1.5 million in provision for loan losses was also recorded to align the allowance for loan loss factors between the two entities. The following table summarizes these merger-related charges as well as the remaining liability at March 31, 1999:


--------------------------------------------------------------------------------
                                                                   Remaining
                                                  Utilized in       Balance
    Merger-Related Charges           Pre-tax         1999       March 31, 1999
---------------------------------- ------------- -------------- ----------------
(In thousands)
Severance costs                     $      770    $    -         $        770
Write-off of unrealizable assets         1,259         1,059              200
Contract terminations                    2,071           429            1,642
Professional costs                       1,683         1,247              436
Other merger-related expenses            1,075           546              529
                                    ----------    ----------     ------------
Merger-related expenses                  6,858         3,281            3,577
Provision for loan losses                1,500         1,500                -
                                    ----------    ----------     ------------
Total merger-related charges        $    8,358    $    4,781     $      3,577
                                    ==========    ==========     ============

         The following table summarizes the historical results of operations for Centura and First Coastal prior to the date of merger and the consolidated results of operations after giving effect to the merger:


--------------------------------------------------------------------------------

                                               Historical
                                      -------------------------------
(thousands, except share data)          Centura      First Coastal    Combined
---------------------------------     ------------   -------------- -----------

Year ended December 31, 1998
    Net interest income              $  284,174       $  18,273     $  302,447
    Noninterest income                  134,700           5,821        140,521
    Noninterest expense                 271,689          18,708        290,397
    Net income                           96,871           3,443        100,314

    Net income per common share:
    Basic                            $     3.67         $  0.69        $  3.57
    Diluted                                3.60            0.68           3.50

Year ended December 31, 1997
    Net interest income              $  254,487       $  18,737     $  273,224
    Noninterest income                  109,974           3,901        113,875
    Noninterest expense                 238,983          15,981        254,964
    Net income                           83,058           4,103         87,161

    Net income per common share:
    Basic                            $     3.22         $  0.82        $  3.17
    Diluted                                3.15            0.81           3.11

     For the acquisitions accounted for under the purchase method of accounting, the financial position and results of operations relative to each transaction are included in the consolidated financial statements since the date of consummation.


Note 3:  Net Income Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 501,344 and 597,453 at March 31, 1999 and 1998, respectively.

Note 4:  Reclassifications

         Certain items reported in prior periods have been reclassified to conform with current period presentation. Such reclassifications had no impact on net income or shareholders' equity.


Note 5:  Adoption of Statements of Financial Accounting Standards ("SFAS")

         On January 1, 1999, Centura adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). This Statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Adoption of this Statement did not materially impact Centura's financial position or results of operations.


Note 6:  Commitments and Contingencies

         Centura Bank is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs in these actions allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, et als. v. G. Thomas Brame, Jerri Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs are seeking compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura believes that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case instituted in 1996 (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O. v. Poyner & Spruill, L.L.P. and Centura Bank), consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs allege that they were damaged as a result of Centura Bank's actions and seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and is unable to estimate a range of loss.

Note 7:  Segment Information

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

         The `other' segment includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. as well as the Centura Bank Leasing Division which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

          Financial information by segment as of March 31, 1999 and 1998 is as follows:

(in thousands)                                                        1999
                                                                      ----
                                      Retail     Treasury       Other       Total     Adjustments   Consolidated
                                      ----------------------------------------------------------------------------

Interest income                       $99,941     $46,664       $8,487     $155,092       2,480(1)     157,572
Interest expense                       51,595      21,484        1,278       74,357         427(2)      74,784
Funds transfer pricing allocation      20,370     (16,362)      (4,008)       --             --            --
                                 -----------------------------------------------------------------------
   Net interest income                 68,716       8,818        3,201       80,735       2,053         82,788
Provision for loan losses               3,350        --          1,176        4,526       1,740(3)       6,266
                                 -----------------------------------------------------------------------
   Net interest income after
   provision for loan losses           65,366       8,818        2,025       76,209         313         76,522

Noninterest income                     28,831       2,614       10,994       42,439      (4,206)(4)     38,233
Noninterest expense                    61,703       3,738        9,079       74,520       8,298(5)      82,818
                                 ------------------------------------------------------------------------
   Income before income taxes          32,494       7,694        3,940       44,128     (12,191)        31,937
Income tax expense/(benefit)            4,903         540        2,257        7,700       3,660(3)      11,360
                                 -----------------------------------------------------------------------
   Net income                        $ 27,591     $ 7,154      $ 1,683     $ 36,428    $(15,851)      $ 20,577
                                     ========     =======      =======     ========    =========      ========

Period end assets                  $4,767,625  $2,684,952     $457,961   $7,910,538    $829,302(6)  $8,739,840
-----------------------            ----------  ----------   ----------   ----------    -----------  -----------




                                                                      1998
                                                                      ----

                                       Retail     Treasury      Other        Total     Adjustments  Consolidated
                                       -------------------------------------------------------------------------

Interest income                       $91,407     $44,922      $11,096     $147,425       1,551(1)     148,976
Interest expense                       53,706      17,498        1,602       72,806         692(2)      73,498
Funds transfer pricing allocation      25,540     (20,099)      (5,441)        --           --            --
                                       -----------------------------------------------------------------------
   Net interest income                 63,241       7,325        4,053       74,619         859         75,478
Provision for loan losses               2,485           9          417        2,911         482(3)       3,393
                                       -----------------------------------------------------------------------
   Net interest income after
   provision for loan losses           60,756       7,316        3,636       71,708         377         72,085

Noninterest income                     22,102       1,269       12,294       35,665      (3,351)(4)     32,314
Noninterest expense                    51,293       4,081        9,049       64,423       4,239(5)      68,662
                                      ------------------------------------------------------------------------
   Income before income taxes          31,565       4,054        6,881       42,950      (7,213)        35,737
Income tax expense/(benefit)            7,419        (761)       1,204        7,862       4,387(3)      12,249
                                      ------------------------------------------------------------------------
   Net income                        $ 24,146      $5,265      $ 5,677     $ 35,088    $(11,600)      $ 23,488
                                     ========      =======      =======     ========   =========      ========

Period end assets                  $4,149,350   $2,699,792    $532,938   $7,382,080    $760,277(6)  $8,142,357




(1) Reconciling item relates to loan fees and taxable equivalent adjustments which are excluded and included, respectively, in interest income for management reporting purposes.
(2) Reconciling item relates to interest expense on certain borrowings which are excluded from interest expense for management reporting purposes.
(3) Reconciling item adjusts balances from cash basis to accrual method of accounting. Additionally, the three months ended March 31, 1999 includes $1.5 million of additional provision recorded as a result of the merger with First Coastal Bankshares, Inc.
(4) Reconciling item relates to loan fees which are included in noninterest income for management reporting purposes.
(5) Reconciling item relates to amortization expense which is excluded from noninterest expense for management reporting purposes as well as offsetting entries from above adjustments. In addition, merger expenses of $6.9 million are included as an adjustment.
(6) Reconciling item relates to assets that are not allocated among segments including premises and equipment, cash and due from banks, and other assets.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1999

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

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura Banks, Inc. ("Centura"). Centura is a bank holding company operating in North Carolina, South Carolina and Virginia. Through Centura Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels as evidenced by the Centura Highway telephone banking center, supermarket locations, and home banking through leading online money management packages.


SUMMARY

     Net income for the three months ended March 31, 1999 totaled $20.6 million, as compared to $23.5 million earned during the same period of 1998. Including an $8.4 million restructuring charge related to the merger with First Coastal Bankshares, Inc., diluted earnings per share for the first quarter of 1999 was $0.71 per share compared to the $0.83 per share earned for the first quarter of 1998. Merger-related expenses adversely impacted earnings per diluted share by $0.19. Key factors responsible for these results were as follows:

o Taxable equivalent net interest income totaled $84.5 million for the three months ended March 31, 1999, an increase of $7.2 million over the $77.3 million earned for the same period in 1998.

o Average loans increased to $5.8 billion for the three months ended March 31, 1999 compared to $5.1 billion for the same period of 1998. Deposits averaged $6.0 billion for the first three months of 1999, an increase of $264.1 million over the prior year period.

o Noninterest income, before securities transactions, increased $5.7 million or 17.9 percent to $37.8 million for the three months ended March 31, 1999 compared to $32.0 million earned for the first quarter of 1998. Excluding $6.9 million of non-recurring merger-related charges, noninterest expense increased $7.3 million or 10.6 percent for the period ended March 31, 1999. Including the merger-related expenses, noninterest expense totaled $82.8 million for the first quarter.

o Nonperforming assets of $42.0 million at March 31, 1999 increased $436,000 from March 31, 1998, representing 0.48 percent and 0.51 percent of total assets, respectively.

o The allowance for loan losses was $74.1 million, representing 1.30 percent of total loans(1) at March 31, 1999, compared to $71.1 million and
     1.36 percent of total loans(1) at March 31, 1998. Gross charge-offs were $5.9 million, up $2.0 million from the $3.9 million recorded for the prior year period. Recoveries totaled $824,000 and $935,000 for the three months ended March 31, 1999 and 1998, respectively. The provision for loan losses was $6.3 million for the three months ended March 31, 1999 versus $3.4 million for the same period of 1998.

INTEREST-EARNING ASSETS

         Interest-earning assets, consisting primarily of loans and investment securities, averaged $8.0 billion for the three months ended March 31, 1999, an increase of $861.9 million or 12.1 percent over the average interest-earning assets of $7.1 billion for the three months ended March 31, 1998. The primary component of the increase was in the commercial loan portfolio which grew $632.3 million.

         Period end interest-earning assets at March 31, 1999 were $8.0 billion, representing a $531.9 million or 7.2 percent increase over the level at March 31, 1998. For additional information on average interest-earning assets, refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans, the largest component of interest-earning assets, were $5.8 billion at March 31, 1999, an increase of $492.1 million, or 9.2 percent over the $5.3 billion at March 31, 1998. Table 1 summarizes total loans outstanding and the mix of loans being held. Commercial loans represent the largest portion of the loan portfolio at 52.9 percent and 49.2 percent at March 31, 1999 and 1998, respectively, while the second largest component, residential mortgages, comprised 31.3 percent and 33.3 percent, respectively.

         Loans averaged $5.8 billion for the three months ended March 31, 1999, increasing 14.0 percent over the average loan balance of $5.1 billion for the comparable prior year period. Average loan growth was driven primarily by volume generated in the commercial loan portfolio. On average, commercial loans increased $632.3 million between the two three-month periods. Consumer loans (equity lines, residential mortgages, installment loans, and other credit line loans) were higher, on average, by $126.5 million or 6.8 percent over the prior year period. Average loans represented 73.0 percent of average interest-earning assets for the three months ended March 31, 1999, increasing 120 basis points from the 71.8 percent for the same prior year period.

         Credit is extended by Centura Bank almost exclusively to customers in its market areas of North Carolina, the Hampton Roads region of Virginia, and South Carolina. Although not a significant part of Centura's lending activities, foreign credit is extended on a case by case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. Management discourages loans to high technology start-up companies, to highly speculative real estate development projects, and to participation in highly leveraged transactions. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geographic location, type of loan, collateral and borrower.

         Loans generated $125.3 million of taxable equivalent interest income for the three months ended March 31, 1999 compared to $117.4 million generated in 1998. Growth in average loan volume was responsible for $16.0 million of the increase while the rate environment and changes in product mix impacted interest income negatively by $8.1 million. The average yield on the loan portfolio declined 61 basis points to 8.60 percent.

--------
1 Excludes mortgage loans held for sale of $105.6 million and $95.9 million at March 31, 1999 and 1998, respectively.

Investment Securities

         Investment   securities  represent  the  second  largest  component  of interest-earning assets. The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities so as to balance liquidity risk, credit risk, and price risk with an acceptable market return in the investment portfolio. At March 31, 1999, investment securities totaled $2.1 billion, an increase of $5.4 million or 0.3 percent over the $2.1 billion at March 31, 1998. On average, the investment portfolio grew $128.2 million to $2.1 billion for the three-month period ending March 31, 1999 as compared with the same prior year period. As a percentage of average interest-earning assets, the investment portfolio represented 26.3 percent and 27.7 percent, respectively, for the three months ended March 31, 1999 and 1998.

         The held to maturity ("HTM") investment portfolio declined $145.6 million between comparable periods to total $65.7 million at March 31, 1999. The decrease was due to scheduled maturities within the portfolio. At March 31, 1999, the fair value of the HTM portfolio was $67.9 million, representing $2.2 million more than amortized cost.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. At March 31, 1999, AFS investments were $2.0 billion, up $150.9 million compared with $1.9 billion at March 31, 1998. The recorded fair value of the AFS portfolio exceeded the amortized cost by $10.5 million at March 31, 1999, which amount has been recorded, net of tax, as a separate component of other comprehensive income.

         Taxable equivalent interest income on investment securities for the three months ended March 31, 1999 was $33.4 million, an increase of $458,000 over the $32.9 million earned in the comparable period of 1998. Changes in interest rates, product mix, and credit spreads reduced taxable equivalent interest income by $1.5 million whereas volume increases contributed $2.0 million. The average yield on investments declined 33 basis points to 6.39 percent between the two periods.


FUNDING SOURCES

         Funding sources include total deposits, short-term borrowings and long-term debt. Funding sources averaged $7.9 billion for the three month period ended March 31, 1999, an $854.1 million or 12.1 percent increase from the average balance of $7.1 billion at March 31, 1998. For additional information on funding sources refer to Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis", and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis".

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts increased moderately to $6.0 billion, up $117.4 million or 2.0 percent over 1998.

         Average deposits increased $264.1 million or 4.6 percent to total $6.0 billion at March 31, 1999. Average deposits for the three-month period ended March 31, 1998 were $5.7 billion. Average certificates of deposit ("CD's") with balances less than $100,000, decreased $144.1 million or 7.3 percent. Money market accounts experienced the largest growth in the portfolio growing, on average, $276.4 million or 26.9 percent as compared to the same period for 1998. Centura's money market accounts offer competitive rates and provide greater customer flexibility. Average checking and noninterest-bearing deposits grew $38.6 million or 5.2 percent and $105.9 million or 13.3 percent, respectively. From a portfolio mix perspective, the largest changes occurred between the money market accounts, increasing from 17.9 percent to 21.7 percent and CD's less than $100,000, decreasing from 34.3 percent to 30.4 percent. For additional information on deposits, see Table 2, "Average Deposit Mix for the Three Months Ended."

         Interest expense on deposits decreased $3.9 million to $50.1 million for the three months ended March 31, 1999 versus $54.0 million for the comparable period of 1998. As shown in Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis", the cost of interest-bearing deposits declined 45 basis points to 3.98 percent. The decline in the cost of funds was evident throughout all deposit products.

Other Funding Sources

         Slower deposit growth in recent periods influenced management to increase the utilization of alternative nondeposit funding sources. During the first quarter, Centura issued $125 million of 6.5 percent subordinated bank notes. Consistent with Centura's asset/liability strategy, Centura also continues to utilize short-term and long-term debt as a funding source. Consequently, short-term borrowed funds, predominantly Federal funds purchased, securities sold under repurchase agreements and master notes, increased $400.6 million on average to total $1.3 billion at March 31, 1999. At March 31, 1999 and 1998, borrowings totaled $1.1 billion and $1.0 billion, respectively. The increase was driven by increases of $92.6 million and $79.8 million in federal funds purchased and master notes, respectively. Interest expense on borrowings increased by $2.9 million, primarily due to higher volume. The average rate paid for these funds dropped 85 basis points over the comparable 1998 period to 4.86 percent.

         At March 31, 1999, long-term debt, consisting predominantly of FHLB advances, Capital Securities, subordinated bank notes and notes secured by lease rentals, totaled $734.9 million as compared to $447.2 million at March 31, 1998. The majority of the increase resulted from the issuance of the $125 million in subordinated bank notes described above and an increase of $178.3 million in borrowings from the Federal Home Loan Bank of Atlanta. The average amount of long-term debt increased $189.4 million to $622.6 million for the first three months of 1999 compared to $433.2 million for the comparable prior year period. Rates paid for long-term funding decreased to 5.62 percent, a 40 basis point decline over the prior year period.


NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the three months ended March 31, 1999 and 1998 was $82.8 million and $75.5 million, respectively. On a taxable equivalent basis, net interest income increased $7.2 million to $84.5 million from $77.3 million the prior year. The increase was primarily due to a $861.9 million increase in average interest-earning asset volume which outpaced the $748.2 million increase in average interest-bearing liabilities. As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", the distribution of balance sheet growth contributed $9.2 million to taxable equivalent net interest income with the rate environment impacting taxable equivalent net interest income unfavorably by $2.0 million.

         The net interest margin, taxable equivalent net interest income divided by average interest-earning assets, declined 10 basis points between the two three-month periods to 4.22 percent. The margin was impacted by the interest rate environment, tighter credit spreads, increased competition, and changes in the product mix. The yield earned on interest-earning assets declined 49 basis points between the two comparable periods while the rate paid on interest-bearing liabilities declined only 43 basis points.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

         Total nonperforming assets ("NPA's"), including nonperforming loans and foreclosed properties, were $42.0 million at March 31, 1999 compared with $41.5 million at March 31, 1998. As a percentage of total assets, NPA's were 0.48 percent and 0.51 percent at March 31, 1999 and 1998, respectively. As a percentage of total loans and foreclosed property(2), NPA's declined 6 basis points to 0.73 percent. The increase in nonperforming loans between the periods was principally from the leasing portfolio. Foreclosed property totaled $5.6 million and $6.8 million at March 31, 1999 and March 31, 1998, respectively.

         Net charge-offs were 0.36 percent of average loans(3) for the first quarter of 1999 versus 0.23 percent for the same period of 1998. Gross charge-offs were $5.9 million and $3.9 million while recoveries were $824,000 and $935,000 for the three months ended March 31, 1999 and 1998, respectively. Commercial loan charge-offs increased $1.1 million, representing 33.6 percent of net charge-offs for the first quarter. Leasing charge-offs increased $785,000, a result of increases in problem assets in the leasing portfolio and represented
23.0 percent of first quarter net charge-offs. The remainder of the increase in charge-offs is spread amongst various loan categories.

         For the three months ended March 31, 1999 and 1998, the provision for loan losses was $6.3 million and $3.4 million, respectively, an increase of $2.9 million. Of the $6.3 million charged in 1999, $1.5 million was incurred as a result of the merger with First Coastal in order to align the allowance for loan loss factors between the two merged entities. The remaining increase in the provision for loan losses was in response to growth in the loan portfolio and the higher level of charge-offs.

         The allowance for loan losses was $74.1 million at March 31, 1999, representing 1.30 percent of loans outstanding(2), compared to $71.1 million, or
1.36 percent of loans outstanding(2) at March 31, 1998. At March 31, 1999, the allowance for loan losses was 2.04 times nonperforming loans, a 1 basis point decline from the coverage at March 31, 1998. For additional information with respect to the activity in the allowance for loan losses, see Table 4 "Analysis of Allowance for Loan Losses."

Accruing loans past due ninety or more days were $12.1 million, $11.5 million and $9.1 million at March 31, 1999, March 31, 1998 and December 31, 1998, respectively, which represented 0.21 percent, 0.22 percent and 0.16 percent of outstanding loans, respectively
--------
2 Excludes  mortgage  loans held for sale of $105.6 million and $95.9 million at
  March 31, 1999 and 1998, respectively.
3 Excludes mortgage loans held for sale, on average, of $124.9 million and $67.2 million at March 31, 1999 and 1998, respectively.

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

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $50 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan. One loan accounts for approximately $25 million of this amount. This loan is a participation in a secured loan to a manufacturing corporation.


NONINTEREST INCOME AND EXPENSE

         Noninterest income ("NII") grew $5.9 million, or 18.3 percent, to $38.2 million for the three months ended March 31, 1999 as compared with the same period in 1998. Total revenues, defined as the sum of taxable equivalent net interest income and noninterest income, as a percentage of noninterest income, grew 166 basis points to 31.2 percent during the first quarter compared to 29.5 percent in the first quarter of 1998. NII, excluding securities gains, was $37.8 million and $32.0 million at March 31, 1999 and 1998, respectively.

     The growth in NII was driven by increases in service charges on deposits and mortgage income. Service charges on deposits, the largest component of NII, increased $2.1 million between the two three-month periods. This increase was principally the result of a mid-1998 restructuring of fees related to retail checking account products. Mortgage income (composed of servicing revenues, origination fees, servicing release premiums, and net gains or losses on the sales of mortgage loans) increased $2.9 million between the comparable three-month periods, principally as a result of increased loan volume and a decrease of $53.2 million in the mortgage warehouse portfolio. Further impacting the growth in NII was the acquisition of Capital Advisors, which, in the first quarter, generated $803,000 of broker loan fees. Fees for trust services, insurance and brokerage commissions, and other service charges were up by $339,000, $403,000 and $429,000, respectively.

     Excluding $6.9 million of non-recurring merger-related charges, noninterest expense totaled $76.0 million, an increase of $7.3 million or 10.6 percent for the period ended March 31, 1999. Including the merger-related expenses, noninterest expense totaled $82.8 million for the first quarter of 1999. Personnel expenses, the largest component of NIE, contributed $5.9 million to this increase, influenced strongly by additional personnel related to the first quarter 1999 acquisitions as well as the merger with Pee Dee Bankshares, Inc. which was completed on March 27, 1998. Full-time equivalent additions were 168 between the two periods.

         Fees for outsourced services, i.e. the outsourcing of various functions such as items processing, property management, and call processing generated from Centura's telephone banking center, are strongly volume based, and increased $627,000 over the three months ended March 31, 1998. The increase was due to greater volumes associated with growth in the customer base and the integration of new customers gained through acquisitions. Other components to the increase in NIE included increases of $700,000 in occupancy expense, $656,000 in telephone costs, $347,000 in intangibles amortization and $822,000 for other expenses. Favorably impacting NIE were decreases of $625,000 in marketing expense, $353,000 in equipment expense and $241,000 in data processing and software costs.

         In the first quarter, Centura also incurred expense related to Year 2000 remediation efforts. Direct and indirect expenses incurred in the first quarter, which are included throughout the various components of NIE, totaled $2.0 million. Refer to the "Year 2000" section for additional information concerning the Year 2000 issue.

         The efficiency ratio for the three-month period ended March 31, 1999 was 61.88 percent, an improvement of 77 basis points as compared to the 62.65 percent recorded for the same period in 1998.


INCOME TAX EXPENSE

         Income tax expense recorded for the three months ended March 31, 1999 was $11.4 million compared to $12.2 million in the prior period. The current effective tax rate is 35.57 percent, up from the 34.28 percent at March 31, 1998.


EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of March 31, 1999 was $692.6 million compared to $618.9 at March 31, 1998. The ratio of shareholders' equity to period end assets was 7.92 percent at March 31, 1999, up from 7.60 percent at period end
March 31, 1998. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with the acquisition of Capital Advisors, and the exercise of stock options. Offsetting increases to shareholders' equity between the two periods was the payment of dividends. Shareholders' equity also included unrealized gains, net of tax, on securities available for sale of $6.5 million at March 31, 1999 compared to $8.5 million for the comparable period last year.

         Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. At March 31, 1999, Centura had 28,494,755 shares outstanding. Cash dividends of $7.8 million were paid for the first three months of 1999.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At March 31, 1999, Centura had the required capital levels to qualify as well capitalized. At March 31, 1999, Tier I capital was $662.0 million and total capital was $829.3 million. For risk-based capital calculations, Centura's Capital Securities are included as a component of Tier I capital. Centura's capital ratios are outlined in Table 6 titled "Capital Ratios."

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

         Investment  securities  are an important  tool to  Centura's  liquidity
management  objective.   Management,  at  its  discretion,  may  elect  to  sell
investments from its available for sale portfolio to meet liquidity needs.

         Centura's traditional funding sources include established federal funds lines with major banks, advances from the Federal Home Loan Bank, proceeds from matured investments, principal repayments on loans, and core deposit growth. Centura also has an unsecured bank note facility for institutional investors. As of March 31, 1999 and 1998, $125 million and $0 in bank notes were outstanding. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposits.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative
Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at March 31, 1999. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.

CURRENT ACCOUNTING ISSUES

         In June 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods. Management has not quantified the impact of adopting SFAS 133 nor has the timing of the adoption been determined.

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

         For its internal systems, Centura has completed the assessment phase with a complete inventory of all hardware and software that could potentially be impacted. A risk scoping analysis determined the schedule for remediation and testing to ensure that mission critical systems would have ample time for extensive validation. Through code enhancements, hardware and software upgrades, and systems replacement, where needed, Centura has completed renovation or replacement of all of its mission-critical systems. Initial system testing and validation of internal and external mission-critical systems is complete. Final integrated testing and validation of all systems is on schedule to be completed by June 30, 1999.

         Centura's assessment phase included the identification of external vendors, significant customers and borrowers, market partners, and fund providers whose operations and state of Year 2000 readiness may have a potential impact on Centura. Relationships with third parties in which electronic data is exchanged exposes Centura to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, Centura continues to work to identify where such exposure may exist and has developed contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities.

         Centura is exposed to credit risk due to the failure of its borrowers to properly remediate their own systems as well as address their own customers' or suppliers' Year 2000 state of readiness. Centura continues its due diligence process of identifying all borrowers representing a material Year 2000 related risk, evaluating their Year 2000 preparedness, assessing the aggregate Year 2000 borrower risk to Centura, and developing appropriate risk controls to manage and mitigate the Year 2000 customer risk. As part of this process, borrowers are assigned a risk rating based on their Year 2000 compliance readiness which is being used to assess the need for additional specific loan loss reserves.

         Management is in the process of validating contingency plans in the event that final validation efforts for remediated systems are not completed in accordance with current expectations. The Year 2000 contingency plans have been designed to address any validation failure and to address failures of systems outside Centura. The plans incorporate the use of third party service providers, alternate vendors, and other contingency service providers. Validation of Centura's Year 2000 contingency plans is on schedule to be completed by June 30, 1999.

         Monitoring and managing the Year 2000 project continues to result in additional nonrecurring expenditures. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which were not enhanced. In addition to the direct costs, indirect costs have also been incurred. These indirect costs consist principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Year 2000 project cost estimates include the estimated costs and time associated with the assessment and monitoring of a third party's Year 2000 risk, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which Centura's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with Centura's systems, would not have a material adverse effect on Centura in future periods. The Emerging Issues Task Force provided guidance concerning the accounting for the costs related to Year 2000 modification. The costs of the modifications continue to be treated as regular maintenance and repair and are charged to expense as incurred.

         The direct and indirect costs are not expected to have a material effect on Centura's results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Including direct and indirect expenditures, management currently estimates that the total costs to become Year 2000 compliant will range between $8.0 and $10.0 million. The revised estimate, made in the third quarter of 1998, was a result of allocating a greater proportion of salary expense to Year 2000 expense for those Centura employees who are working to resolve the Year 2000 issue. There was no incremental increase to noninterest expense as a result of this allocation. In total, Centura has expensed approximately $8.1 million in indirect and direct costs related to Year 2000 compliance efforts of which $2.0 million was incurred during the first quarter of 1999.


TABLE 1
---------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                             March 31, 1999            March 31, 1998            December 31, 1998
                                        -----------------------------------------------------------------------------
(Dollars in thousands)                    Balance      % of Total     Balance    % of Total     Balance    % of Total
---------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $1,123,600        19.3%      $961,878        18.1%   $1,126,721       19.3%
Commercial mortgage                       1,239,164        21.3      1,006,792        18.9     1,142,962       19.5
Real estate construction                    712,190        12.3        648,792        12.2       750,156       12.8
                                        -----------------------------------------------------------------------------
     Commercial loan portfolio            3,074,954         52.9     2,617,462        49.2     3,019,839       51.6
Consumer                                    423,393          7.3       390,850         7.3       437,815        7.5
Residential mortgage                      1,819,571         31.3     1,773,322        33.3     1,873,944       32.0
Leases                                      406,299          7.0       451,273         8.5       434,556        7.4
Other                                        89,910          1.5        89,111         1.7        86,676        1.5
---------------------------------------------------------------------------------------------------------------------
Total loans                              $5,814,127        100.0%   $5,322,018       100.0%   $5,852,830      100.0%
=====================================================================================================================

Residential mortgage servicing
     portfolio for others                $3,059,000                 $2,925,000                $2,877,000
===========================================================================================================




TABLE 2
----------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                             March 31, 1999             March 31, 1998
                                        ------------------------------------------------------
(Dollars in thousands)                    Balance      % of Total    Balance     % of Total
----------------------------------------------------------------------------------------------
Demand, noninterest bearing               $ 903,556         15.0  %  $ 797,677         13.9 %
Interest checking                           782,369         13.0       743,731         13.0
Money market                              1,304,117         21.7     1,027,743         17.9
Savings                                     304,234          5.1       334,285          5.8
----------------------------------------------------------------------------------------------
Time deposits:
  CD's less than $100,000                 1,825,032         30.4     1,969,099         34.3
  CD's greater than $100,000                529,758          8.8       501,538          8.7
  IRA                                       357,393          6.0       368,267          6.4
--------------------------------------------------------------------------------------------

     Total time deposits                  2,712,183         45.2     2,838,904         49.4
----------------------------------------------------------------------------------------------

Total average deposits                  $ 6,006,459        100.0  % $ 5,742,340       100.0 %
==============================================================================================

TABLE 3
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                           Three months ended                        Three months ended
                                             March 31, 1999                            March 31, 1998
                                   --------------------------------------------------------------------------------
                                                   Interest    Average                      Interest     Average
                                     Average       Income/     Yield/         Average       Income/     Yield/
(Dollars in thousands)               Balance       Expense      Rate          Balance       Expense      Rate
-------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                            $    5,849,901  $  125,336       8.60 %   $  5,119,789  $    117,431      9.21 %
Taxable securities                    2,059,868      32,673       6.35        1,924,455        32,034      6.67
Tax-exempt securities                    31,093         714       9.19           42,291           895      8.89
Short-term investments                   43,799         575       5.25           36,244           416      4.59
                                   -------------   ---------                 -----------   -----------
Interest-earning assets, gross        7,984,661     159,298       8.00        7,120,779       150,776      8.49
Net unrealized gains on available
   for sale securities                   16,844                                  14,819
Other assets, net                       768,757                                 662,876
                                   -------------                             -----------
    Total assets                 $    8,770,262                            $  7,798,474
                                   =============                             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                $      782,369  $    2,061       1.07 %   $    743,731  $      2,890      1.58 %
Money market                          1,304,117      12,445       3.87        1,027,743        11,122      4.39
Savings                                 304,234       1,197       1.60          334,285         1,683      2.04
Time                                  2,712,183      34,411       5.15        2,838,904        38,312      5.47
                                   -------------   ---------                 -----------   -----------
    Total interest-bearing deposits   5,102,903      50,114       3.98        4,944,663        54,007      4.43
Borrowed funds                        1,309,850      15,920       4.86          909,251        12,976      5.71
Long-term debt                          622,591       8,750       5.62          433,198         6,515      6.02
                                   -------------   ---------                 -----------   -----------
Interest-bearing liabilities          7,035,344      74,784       4.29        6,287,112        73,498      4.72
Demand, noninterest-bearing             903,556                                 797,677
Other liabilities                       138,786                                 110,313
Shareholders' equity                    692,576                                 603,372
                                   -------------                             -----------
    Total liabilities and
      shareholder's equity       $    8,770,262                            $  7,798,474
                                   =============                             ===========

Interest rate spread                                              3.71 %                                   3.77 %

Net yield on interest-
    earning assets               $    7,984,661  $   84,514       4.22 %   $  7,120,779 $     77,278      4.32 %
                                   =============   =========                 ===========   ===========

Taxable equivalent adjustment                    $    1,726                              $      1,800

                                                  =========                               ===========


TABLE 4
--------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                    At and for the three months         At and for the year
                                                         ended March 31,                ended December 31,
                                                    ----------------------------------------------------
(Dollars in thousands)                                    1999          1998                 1998
--------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period    $    72,310    $   68,576            $   68,576
Allowance for acquired loans                                605         2,068                 2,068
Provision for loan losses                                 6,266         3,393                15,644
Loans charged off                                        (5,866)       (3,851)              (17,358)
Recoveries on loans previously charged off                  824           935                 3,380
-------------------------------------------------------------------------------------------------------

   Net charge-offs                                       (5,042)       (2,916)              (13,978)
--------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period          $    74,139    $    71,121           $   72,310
========================================================================================================

Loans at period-end                                 $ 5,814,127    $ 5,322,018           $5,852,830
Average loans                                         5,849,901      5,130,906            5,611,039
Nonperforming loans                                      36,363         34,718               32,293

Allowance for loan losses to total loans 1                 1.30 %         1.36 %               1.27 %
Net charge-offs to average loans 2                         0.36           0.23                 0.26
Allowance for loan losses to nonperforming loans           2.04 x         2.05 x               2.24 x
========================================================================================================

1 Excludes mortgage loans held for sale of $105.6 million, $95.9 million, and $158.8 million at March 31, 1999, March 31, 1998 and December 31, 1998, respectively.
2 Excludes mortgage loans held for sale, on average, of $124.9 million, $67.2 million and $110.0 million at March 31, 1999, March 31, 1998 and
  December 31, 1998, respectively.



TABLE 5
--------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                            March 31,                    December 31,
                                                    ----------------------------------------------------
(Dollars in thousands)                                   1999           1998                  1998
--------------------------------------------------------------------------------------------------------
Nonaccrual loans                                       $ 36,363      $ 34,718              $ 32,293
Foreclosed property                                       5,616         6,825                 5,812
--------------------------------------------------------------------------------------------------------

Total nonperforming assets                             $ 41,979      $ 41,543              $ 38,105
========================================================================================================

Nonperforming assets to:
    Loans and foreclosed property 1                        0.73 %        0.79 %                0.67 %
    Total assets                                           0.48          0.51                  0.43
========================================================================================================

Accruing loans past due ninety days or greater         $ 12,065      $ 11,450               $ 9,095
========================================================================================================


1  Excludes mortgage loans held for sale of $105.6 million, $95.9 million, and $158.8 million at March 31, 1999,
   March 31, 1998 and December 31, 1998, respectively.

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS
                                Tier I Capital  Total Capital   Tier I Leverage
March 31, 1999                       10.13 %       12.69 %          7.67 %
December 31, 1998                    10.18         10.79            7.79
March 31, 1998                       10.66         11.31            7.78
Minimum requirement                   4.00          8.00          3.00-5.00







TABLE 7
--------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at March 31, 1999 are summarized below:
                                                                                   Weighted Average
                                                         Weighted Average Rate        Remaining     Estimated
                                            Notional       During the Quarter        Contractual    Fair Value
                                             Amount       Received       Paid        Term (Year)    Gain (Loss)
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SWAPS
Corporation pays fixed/receives floating     497,459        5.07%        5.85%           2.9        $ (3,059)
Corporation pays variable/receives fixed     411,000        6.04%        5.11%           5.8           3,785
Corporation pays variable/receives variab1e  100,000        5.13%        5.51%           0.7             (21)
                                          ----------                                               ----------
     Total interest rate swaps            $1,008,459                                                   $ 705
                                          ==========                                               ==========


Interest rate cap and floor agreements at March 31, 1999 are summarized below:

                                                                          Weighted Average
                                                                               Remaining
                                   Notional      Average    Current Index  Contractual   Carrying     Estimated
                                    Amount        Rate *       Rate        Term (Years)   Value      Fair Value
--------------------------------------------------------------------------------------------------------------
Interest Rate Floors            $  305,000        5.50%        5.00%           2.8        $ 566       $ 2,535
                                 ==========                                               =======     =========
Interest Rate Caps              $  147,000        6.95%        5.00%           4.5        $ 448       $(1,456)
                                 ==========                                               =======     ==========

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.




TABLE 8
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                      Three months ended
                                                   March 31, 1999 and 1998
                                             ----------------------------------
                                              Income/            Variance
                                              Expense         Attributable to
(Dollars in thousands)                        Variance      Volume        Rate
--------------------------------------------------------------------------------

INTEREST INCOME
Loans                                        $ 7,905     $ 15,992      ($8,087)
Taxable securities                               639        2,190       (1,551)
Tax-exempt securities                           (181)        (210)          29
Short-term investments                           159           94           65
                                          -----------  -----------  -----------
    Total interest income                      8,522       18,066       (9,544)

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                             (829)         143         (972)
  Money market                                 1,323        2,745       (1,422)
  Savings                                       (486)        (142)        (344)
  Time                                        (3,901)      (1,666)      (2,235)
                                          -----------  -----------  -----------
    Total interest-bearing deposits           (3,893)       1,080       (4,973)
Borrowed funds                                 2,944        5,083       (2,139)
Long-term debt                                 2,235        2,686         (451)
                                          -----------  -----------  -----------
    Total interest expense                     1,286        8,849       (7,563)
                                          -----------  -----------  -----------

    Net interest income                       $7,236       $9,217      ($1,981)
                                          ===========  ===========  ===========



     The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There has been no material change in Centura's market risk since December 31, 1998 as described in Item 7A of Centura's Annual Report on Form 10-K for the year ended December 31, 1998. Centura's market risk was not materially impacted by mergers accounted for as pooling-of-interests.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         Centura Bank is a co-defendant in two actions consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs in these actions allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The cases consolidated into the subject case (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, et als. v. G. Thomas Brame, Jerri Russell (formerly Jerri Brame), Centura Bank, et als.) were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs are seeking compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura believes that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case instituted in 1996 (Piedmont Institute of Pain Management; T. Stuart Meloy, M.D.; Nancy J. Faller, D.O. v. Poyner & Spruill, L.L.P. and Centura Bank), consolidated for discovery with the Staton cases in the Superior Court of Forsyth County, North Carolina, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs allege that they were damaged as a result of Centura Bank's actions and seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and is unable to estimate a range of loss.

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

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
<
(a)  Exhibits:
       Exhibit                                                                            Exhibit
         No.                 Description of Exhibit                                      Reference
         4.1     Excerpts from Centura's Articles of Incorporation and
                 Bylaws relating to rights of holders of Registrant's capital
                 stock                                                                    4.1 (1)
         4.2     Specimen certificate of Centura common stock                             4.2 (2)
        27.1     Financial Data Schedule - included in the electronically filed document as required.
        27.2     Financial Data Schedule- (Restated for pooling-of-interests with First
                 Coastal Bankshares, Inc.) included in the electronically filed document as required.

         (1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14,
             1990, and incorporated herein by reference.
         (2) Included as the identified exhibit in Centura  Banks, Inc. Annual
             Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)      Reports on Form 8-K:

         (1) A report on Form 8-K dated  January  11, 1999 was filed under Item 5,
             Other Events, indicating Centura's announcement on January 11, 1999 of earnings for the year ended December 31, 1998.
         (2) A report on Form 8-K dated  March 26,  1999 was filed  under  Item 2,
             Acquisition or Disposition of Assets, to announce the completion of the merger with First Coastal Bankshares, Inc.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     CENTURA BANKS, INC.
                                     Registrant

Date:  May 14, 1999              By: /s/ Steven J. Goldstein
                                     ------------------------
                                     Steven J. Goldstein
                                     Chief Financial Officer


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

4.2               Specimen certificate of Centura common stock                             *(2)

27.1              Financial Data Schedule                                                    **

27.2              Financial Data Schedule- Restated                                          **




*    Incorporated by reference from the following documents as noted:
     (1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
     (2) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

**   Included in the electronically filed document as required

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.