Form 10-Q
period 1999-06-30
CENTURA BANKS INC
filed 1999-08-13
CIK 861461

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________ to ________

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
                                [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                         28,467,528
--------------------------------------------------------------------------------
       (Class of Stock)                 (Shares outstanding as of July 31, 1999)

Exhibit Index on sequential page number 31.

                              CENTURA BANKS, INC.
                                  FORM 10-Q
                                    INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         June 30, 1999 and 1998, and December 31, 1998                      4

         Consolidated Statements of Income -
         Three months and six months ended June 30, 1999 and 1998           5

         Consolidated Statement of Shareholders' Equity -
         Six months ended June 30, 1999                                     6

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998                            7

         Notes to Consolidated Financial Statements                        8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        27


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 28
Item 2.  Changes in Securities and Use of Proceeds                         28
Item 3.  Defaults upon Senior Securities                                   28
Item 4.  Submission of Matters to a Vote of Securities Holders             28
Item 5.  Other Information                                                 28
Item 6.  Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                 30

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                         June 30,                   December 31,
                                                         -------------------------------------  -----------------
(In thousands, except share data)                                  1999                1998               1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $          254,523  $          293,879   $        289,230
Due from banks, interest-bearing                                   18,264              15,241             21,963
Federal funds sold                                                 14,067              10,561             17,646
Investment securities:
  Available for sale (cost of $2,106,932, $1,865,868,
     and $2,036,707, respectively)                              2,082,798           1,881,718          2,057,270
  Held to maturity (fair value of  $57,686,
     $151,046, and $106,432, respectively)                         56,514             149,548            103,767
Loans                                                           5,841,585           5,405,440          5,852,830
  Less allowance for loan losses                                   75,519              71,262             72,310
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   5,766,066           5,334,178          5,780,520
Bank premises and equipment                                       118,498             122,095            120,405
Other assets                                                      446,023             396,255            404,759
-----------------------------------------------------------------------------------------------------------------
Total assets                                           $        8,756,753  $        8,203,475   $      8,795,560
=================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                          $          982,066  $          949,476   $        979,346
  Interest-bearing                                              4,405,335           4,524,171          4,569,243
  Time deposits over $100                                         637,038             485,858            520,060
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              6,024,439           5,959,505          6,068,649
Borrowed funds                                                  1,173,312             945,285          1,299,337
Long-term debt                                                    754,954             544,647            614,284
Other liabilities                                                 116,405             119,240            137,085
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                               8,069,110           7,568,677          8,119,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                          -                   -                  -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of  28,465,362; 28,231,305;
    and 28,318,226, respectively                                  212,566             202,419            205,237
Common stock acquired by ESOP                                         (57)               (179)              (107)
Retained earnings                                                 490,488             422,721            458,298
Accumulated other comprehensive (loss) income                     (15,354)              9,837             12,777
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        687,643             634,798            676,205
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $        8,756,753  $        8,203,475   $      8,795,560
=================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                       June 30,
                                                    ----------------------------  ----------------------------
(In thousands, except share and per share data)           1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                             $      125,346 $      123,671 $      250,454 $      240,972
Investment securities:
  Taxable                                                 31,623         31,452         63,039         62,126
  Tax-exempt                                                 434            549            907          1,134
Short-term investments                                       579            373          1,154            789
--------------------------------------------------------------------------------------------------------------
Total interest income                                    157,982        156,045        315,554        305,021

INTEREST EXPENSE
Deposits                                                  49,246         54,641         99,360        108,648
Borrowed funds                                            13,638         14,424         29,559         27,400
Long-term debt                                            10,993          7,693         19,743         14,208
--------------------------------------------------------------------------------------------------------------
Total interest expense                                    73,877         76,758        148,662        150,256
--------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                       84,105         79,287        166,892        154,765
Provision for loan losses                                  6,411          3,635         12,677          7,028
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       77,694         75,652        154,215        147,737

NONINTEREST INCOME
Service charges on deposit accounts                       13,527         11,775         26,415         22,564
Credit card and related fees                               1,762          1,328          3,531          2,758
Other service charges, commissions and fees                8,856          7,733         17,460         15,505
Fees for trust services                                    2,743          2,400          5,182          4,500
Mortgage income                                            5,774          6,014         12,810         10,141
Other noninterest income                                   6,101          5,448         11,114         11,242
Securities gains (losses), net                                (5)           (73)           478            229
--------------------------------------------------------------------------------------------------------------
Total noninterest income                                  38,758         34,625         76,990         66,939

NONINTEREST EXPENSE
Personnel                                                 36,319         35,712         75,644         69,158
Occupancy                                                  4,863          4,509          9,958          8,904
Equipment                                                  5,392          5,608         10,567         11,136
Foreclosed real estate losses and related
   operating expense                                         251            232            679            725
Merger-related expenses                                        -              -          6,858              -
Other operating                                           27,143         26,364         53,078         51,164
--------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 73,968         72,425        156,784        141,087
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                42,484         37,852         74,421         73,589
Income taxes                                              13,695         12,770         25,055         25,019
--------------------------------------------------- ----------------------------------------------------------

NET INCOME                                        $       28,789 $       25,082 $       49,366 $       48,570
==============================================================================================================


NET INCOME PER COMMON SHARE
Basic                                             $         1.01 $         0.89 $         1.73 $         1.74
Diluted                                                     1.00           0.87           1.71           1.70
==============================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                                 28,462,854     28,251,597     28,463,663     27,965,344
Diluted                                               28,872,807     28,816,180     28,918,942     28,545,349
==============================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
Six months ended June 30, 1999

                                                                                                   Accumulated Other
                                                                                                     Comprehensive
                                                                       Common                        Income (loss)
                                                                        Stock                                   Minimum     Total
                                               Common Stock           Acquired      Retained    Unrealized     Pension Shareholders'
(In thousands, except share data)           Shares        Amount       by ESOP       Earnings   Gains (losses) Liability    Equity
--------------------------------------------------------------------------------------------------------------------------------


December 31, 1998,as originally reported        26,618,931  $  195,516   $   (107)   $   421,464  $    12,975   $   (5)  $  629,843
Adjustments for pooling-of-interests             1,699,295       9,721         -          36,834         (193)       -       46,362
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998, restated                     28,318,226     205,237       (107)       458,298       12,782       (5)     676,205
Comprehensive income:
    Net income                                       -             -           -          49,366          -          -       49,366
    Unrealized losses on securities, net of tax      -             -           -              -       (28,131)       -      (28,131)
         Comprehensive income                        -             -           -              -           -          -       21,235
Common stock issued:
    Stock option plans and stock awards            116,691       2,483         -              -           -          -        2,483
    Acquisitions                                   130,445       8,733         -            (306)         -          -        8,427
Redemption of common stock                        (100,000)     (5,643)        -              -           -          -       (5,643)
Cash dividends declared, $0.61 per share             -             -           -         (16,875)         -          -      (16,875)
Other                                                -           1,756         50              5          -          -        1,811
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                          28,465,362  $  212,566   $    (57)   $   490,488  $  (15,349)  $   (5)   $  687,643
====================================================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)                                                                                 Six Months Ended
                                                                                                June 30,
(Dollars in thousands)                                                                        1999         1998
                                                                                         -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $     49,366  $    48,570
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Provision for loan losses                                                                12,677        7,028
     Depreciation on assets under operating leases                                             7,233        5,682
     Depreciation and amortization, excluding depreciation on assets under operating leases  l19,404       18,150
     Deferred income taxes                                                                    (6,818)       6,051
     Loan fees deferred, net                                                                   2,114            1
     Bond premium amortization and discount accretion, net                                       406          395
     Gains on sales of investment securities                                                    (478)        (229)
     Gain on sales of equipment under lease                                                   (1,923)      (2,340)
     Proceeds from sales of mortgage loans held for sale                                     544,831      432,826
     Originations, net of principal repayments, of mortgage loans held for sale             (467,041)    (476,424)
     Decrease (increase) in accrued interest receivable                                        3,191         (885)
     (Increase) decrease in accrued interest payable                                             (12)       5,245
     Net increase in other assets and other liabilities                                      (40,396)     (53,971)
                                                                                          -----------   ----------
        Net cash provided (used) by operating activities                                     122,554       (9,901)
                                                                                          -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                        (38,820)    (224,825)
Purchases of:
     Securities available for sale                                                          (438,205)    (519,483)
     Premises and equipment                                                                   (7,976)      (6,248)
Proceeds from:
     Sales of securities available for sale                                                  124,874      130,003
     Maturities and issuer calls of securities available for sale                            245,064      278,896
     Maturities and issuer calls of securities held to maturity                               47,381       66,156
     Sales of foreclosed real estate                                                           2,943        3,982
     Dispositions of premises and equipment                                                    1,801          788
     Dispositions of equipment used in leasing activities                                      3,862        8,333
Cash acquired, net of cash paid, in mergers and acquisitions                                 (15,479)      15,447
                                                                                          -----------   ----------
     Net cash used by investing activities                                                   (74,555)    (246,951)
                                                                                          -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                          (83,792)      62,577
Net (decrease) increase in borrowed funds                                                   (126,025)      97,863
Proceeds from issuance of long-term debt                                                     152,408      202,928
Repayment of long-term debt                                                                  (11,688)     (88,248)
Cash dividends paid                                                                          (16,875)     (15,314)
Proceeds from issuance of common stock, net                                                    1,631          846
Redemption of common stock                                                                    (5,643)      (3,041)
Other                                                                                              -         (181)
                                                                                          -----------   ----------
     Net cash (used) provided by financing activities                                        (89,984)     257,430
                                                                                          -----------   ----------

(Decrease) increase in cash and cash equivalents                                             (41,985)         578

Cash and cash equivalents at January 1                                                       328,839      319,103
                                                                                          -----------   ----------
Cash and cash equivalents at June 30                                                    $    286,854  $   319,681
                                                                                         ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:
     Interest                                                                           $    148,650  $   144,830
     Income taxes                                                                             11,436       13,832
Noncash transactions:
     Stock issued in purchase acquisitions and other stock issuances, net                      9,365       13,922
     Change in unrealized securities gains (losses)                                          (44,698)        (390)
     Loans transferred to foreclosed property                                                  1,062        3,664

See accompanying notes to consolidated financial statements.

                        CENTURA BANKS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   June 30, 1999

                                    (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank") and Centura Capital Trust I. The Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as poolings-of-interests.

         The information contained in the consolidated financial statements and accompanying footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Note 2:  Mergers and Acquisitions

         Acquisition activity through June 30, 1999 is summarized below. Data for the completed transactions is as of the date of acquisition.

                                  Acquisition                                                    Shares
                                      Date       Offices       Assets        Loans    Deposits    Issued
-----------------------------------------------------------------------------------------------------------
 (dollars in millions)

Capital Advisors **                01/07/99          --     $     0.6   $       --  $      --      107,789
Scotland Bancorp, Inc. **          02/05/99           2          56.8         41.0       39.6           --
First Coastal Bankshares, Inc. *   03/26/99          18         526.5        433.1      380.0    1,706,875
------------------------------------------
*    Merger accounted for as a pooling-of-interests
**   Acquisition accounted for as a purchase


         On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The acquisition was accounted for using the purchase method of accounting, and approximately $14.3 million of goodwill was recorded in other assets on the consolidated balance sheet.

         On February 5, 1999, Centura completed the acquisition of Scotland Bancorp, Inc. ("Scotland") based in Laurinburg, North Carolina. The acquisition was accounted for as a purchase. Goodwill of approximately $6.6 million was recorded in other assets on the consolidated balance sheet.

         On March 26, 1999, Centura merged with First Coastal Bankshares, Inc. ("First Coastal"), headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax merger-related charges of $8.4 million. Included in these merger-related expenses were severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998. The remaining accrued severance balance is expected to be paid during 1999. An additional $1.5 million in provision for loan losses was also recorded to align the allowance for loan loss factors between the two entities. The following table summarizes these merger-related charges as well as the remaining liability at June 30, 1999:


--------------------------------------------------------------------------------
                                                                    Remaining
                                                     Utilized in     Balance
        Merger-Related Charges          Pre-tax         1999      June 30, 1999
--------------------------------------- ------------- -------------- -----------
(In thousands)
Severance costs                      $      770    $      565       $      205
Write-off of unrealizable assets          1,259         1,059              200
Contract terminations                     2,071           644            1,427
Professional costs                        1,683         1,581              102
Other merger-related expenses             1,075           927              148
--------------------------------------- ------------- -------------- -----------
Merger-related expenses                   6,858         4,776            2,082
Provision for loan losses                 1,500         1,500              -
================================================================================
Total merger-related charges         $    8,358    $    6,276       $    2,082
================================================================================

         The following table summarizes the historical results of operations for Centura and First Coastal prior to the date of merger and the consolidated results of operations after giving effect to the merger:


--------------------------------------------------------------------------------

                                               Historical
                                     -------------------------------
                                        Centura      First Coastal      Combined
--------------------------------------------------------------------------------
(In thousands, except share data)
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

         The financial position and results of operations of acquisitions accounted for under the purchase method of accounting are included in the consolidated financial statements since the date of consummation.


Note 3:  Net Income Per Share

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 455,279 shares and 580,005 shares for the six months ended June 30, 1999 and 1998, respectively.

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


Note 6:  Segment Information

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

         The `other' segment includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and First Greensboro Home Equity ("FGHE"). Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. as well as the Centura Bank Leasing Division which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

         Financial information by segment for the three months ended June 30, 1999 and 1998 is as follows:

                                                                     1999
(In thousands)                     Retail     Treasury        Other        Total     Adjustments   Consolidated
-----------------------------------------------------------------------------------------------------------

Interest income                 $  101,900   $   40,537     $  9,959   $  152,396  $  5,586(1)    $  157,982
Interest expense                    51,056       19,373        1,156       71,585     2,292(2)        73,877
Funds transfer pricing allocation   17,860      (13,598)      (4,262)        --          --             --
   Net interest income              68,704        7,566        4,541       80,811     3,294           84,105
Provision for loan losses            3,936          --           866        4,802     1,609(3)         6,411
   Net interest income after
   provision for loan losses        64,768        7,566        3,675       76,009     1,685           77,694
Noninterest income                  31,776          952       12,400       45,128    (6,370)(4)       38,758
Noninterest expense                 61,082        3,544        9,152       73,778       190(5)        73,968
Income before income taxes          35,462        4,974        6,923       47,359    (4,875)          42,484
Income tax expense/(benefit)        10,208          810        (163)       10,855     2,840(3)        13,695
   Net income                   $   25,254   $    4,164     $  7,086   $   36,504  $  7,715)      $   28,789

Period end assets               $4,905,694   $2,669,293     $519,410   $8,094,397  $662,356(6)    $8,756,753


                                                               1998
(In thousands)                      Retail     Treasury        Other       Total    Adjustments   Consolidated
-----------------------------------------------------------------------------------------------------------

Interest income                 $   97,676   $   45,312     $ 10,560   $  153,548  $  2,497(1)    $  156,045
Interest expense                    55,721       18,760        1,474       75,955       803(2)        76,758
Funds transfer pricing allocation   20,871      (18,753)      (5,158)        --           --            --
   Net interest income              62,826        7,799        3,928       74,553     1,694           79,287
Provision for loan losses            2,803          23           743        3,569       (66)(3)        3,635
   Net interest income after
   provision for loan losses        60,023        7,776        3,185       70,984     1,628           75,652
Noninterest income                  26,366        1,478       11,528       39,372    (4,747)(4)       34,625
Noninterest expense                 56,158        4,293        9,043       69,494     2,931(5)        72,425
Income before income taxes          30,231        4,961        5,670       40,862    (6,050)          37,852
Income tax expense/(benefit)        11,693      (1,500)        1,264       11,457     1,313(3)        12,770
   Net income                      $18,538      $ 6,461     $  4,406   $   29,405  $ (7,363)      $   25,082

Period end assets               $4,248,191   $2,627,787     $517,685   $7,393,663  $809,812(6)    $8,203,475

----------------------------
(1) Reconciling item relates to unallocated income and to loan fees and taxable equivalent adjustments that are excluded and included, respectively, in interest income for management reporting purposes.
(2) Reconciling item relates to unallocated expenses and to interest expense on certain borrowings that are excluded from interest expense for management reporting purposes.
(3) Reconciling item adjusts balances from cash basis to accrual method of accounting.
(4) Reconciling item relates to loan fees that are included in noninterest income for management reporting purposes.
(5)  Reconciling  item  relates to
     unallocated  expenses  and  offsetting  entries  from  above  adjustments.
(6) Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, and other assets.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 1999

         This document contains forward-looking statements about Centura Banks, Inc. ("Centura"). These statements can be identified by the use of words such as "expect," "may," "could," "intend," "estimate," or "anticipate." These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors. Those factors include, but are not limited to, the following: (i) expected cost savings from completed mergers may not be fully realized or costs or difficulties related to the integration of the businesses of Centura and merged institutions may be greater than expected, (ii) deposit attrition, customer loss, or revenue loss following completed mergers may be greater than expected, (iii) competitive pressure in the banking industry may increase significantly, (iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in the regulatory environment, (vii) changes may occur in business conditions and inflation, (viii) changes may occur in the securities markets, and (ix) disruptions of the operations of Centura or any of its subsidiaries, or any other governmental or private entity may occur as a result of the "Year 2000" ("Y2K") problem.

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

EARNINGS SUMMARY

         Net income for the six months ended June 30, 1999 totaled $49.4 million as compared to $48.6 million earned during the same period of 1998. Year-to-date diluted earnings per share were $1.71 and $1.70 at June 30, 1999 and 1998, respectively. Included in year-to-date earnings are $8.4 million of restructuring charges related to the merger with First Coastal Bankshares, Inc. These merger-related expenses adversely impacted earnings per diluted share by $0.19. Key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis.


INTEREST-EARNING ASSETS

         Interest-earning assets, consisting primarily of loans and investment securities, averaged $8.0 billion for the six months ended June 30, 1999, an increase of $724.6 million or 9.9 percent over the interest-earning assets of $7.3 billion averaged for the six months ended June 30, 1998. Growth in the commercial loan portfolio accounted for the majority of the increase as discussed below.

         Period-end interest-earning assets at June 30, 1999 were $8.0 billion, representing a $550.7 million or 7.4 percent increase over the level at June 30, 1998. For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans, the largest component of interest-earning assets, were $5.8 billion at June 30, 1999, an increase of $436.1 million, or 8.1 percent over the $5.4 billion reported at June 30, 1998. Table 1 provides a summary of the loan portfolio and mix as of June 30, 1999, June 30, 1998 and December 31, 1998.

         Loans averaged $5.9 billion for the six months ended June 30, 1999, increasing 11.6 percent over the average loan balance of $5.3 billion for the comparable prior year period. Average loan growth was driven primarily by volume generated in the commercial loan portfolio. On average, commercial loans increased $600.1 million between the two six-month periods. Consumer loans (equity lines, installment loans, and other credit line loans) were higher, on average, by $93.7 million or 7.8 percent over the prior year period, a result of two equity loan campaigns and an unsecured loan campaign. The leasing portfolio, on average, declined $53.4 million as a result of decreased emphasis on the product and normal amortization. The residential mortgage portfolio was reduced during the first six months of 1999 by $31.9 million in response to balance sheet repositioning in anticipation of higher interest rates.

         The average loan yield declined 65 basis points between June 30, 1998 and 1999. Falling interest rates, tighter credit spreads and growth in the lower-yielding average mortgage pipeline contributed to this decline.

Investment Securities

         At June 30, 1999, investment securities totaled $2.1 billion, an increase of $108.0 million over 1998. On average, the investment portfolio grew $98.6 million to $2.1 billion for the six-month period ending June 30, 1999 as compared with the same prior year period.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At June 30, 1999, AFS investments were $2.1 billion, up $201.1 million compared with $1.9 billion at June 30, 1998. During the second quarter of 1999, the AFS portfolio was unfavorably impacted by rising interest rates resulting in unrealized losses totaling $24.1 million.

         The held to maturity ("HTM") investment portfolio declined $93.0 million between comparable periods to total $56.5 million at June 30, 1999, a result of scheduled maturities within the portfolio. It is management's intent to hold the remaining securities in the portfolio to maturity.


FUNDING SOURCES

         Funding sources include total deposits, short-term borrowings and long-term debt. Funding sources averaged $7.9 billion for the six month period ended June 30, 1999, a $699.3 million or 9.7 percent increase from the average balance of $7.2 billion at June 30, 1998.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts totaled $6.0 billion at June 30, 1999, up $64.9 million over 1998.

         Table 2 details average balances for the deposit portfolio and the mix of deposits for the six months ended June 30, 1999, June 30, 1998 and December 31, 1998. Overall, average deposits increased $209.1 million between the two six-month periods. Average money market accounts showed the strongest growth, increasing $271.4 million or 25.4 percent. The growth in the money market balance is a result of attractive pricing as well as customers preferring the liquidity and flexibility provided by the product. CD's less than $100,000 fell $184.9 million, principally a result of customers moving their balances to the money market product. Average non-interest bearing deposits increased $90.4 million, primarily the result of growth in commercial accounts.

         Centura's cost of funds for interest-bearing deposits declined 45 basis points between June 30, 1998 and 1999. Declining interest rates and an emphasis on more competitive and efficient product pricing improved the cost of funds.

Other Funding Sources

         Aside from the traditional funding sources described above, management may utilize alternative nondeposit funding sources. Slower deposit growth in recent periods has influenced management to increase the utilization of these alternative sources. Such sources included the $125.0 million issuance of 6.5 percent subordinated bank notes in the first quarter of 1999. Management also utilizes short-term borrowed funds, consisting predominantly of Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $282.8 million to total $1.2 billion at June 30, 1999. Period-end short-term borrowings totaled $1.2 billion and $945.3 million at June 30, 1999 and 1998, respectively. The increase was driven by additional borrowings of $228.4 million and $64.4 million in federal funds purchased and master notes, respectively. Short-term FHLB advances declined $68.0 million. The cost of funds for short-term debt declined 93 basis points to 4.72 percent when compared with the prior year. The change in mix of short-term debt from higher to lower cost debt in combination with falling interest rates during the past year contributed to this decline.

         Long-term debt consists predominantly of FHLB advances, Capital Securities, subordinated bank notes and notes secured by lease rentals and totaled $755.0 million at June 30, 1999 as compared to $544.6 million at June 30, 1998. The majority of the increase resulted from the issuance of the $125 million in subordinated bank notes described above and an increase of $100.0 million in borrowings from the Federal Home Loan Bank of Atlanta. The average amount of long-term debt increased $207.4 million to $684.0 million for the six-month period ended June 30, 1999 compared to $476.6 million for the comparable prior year period.


NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the six months ended June 30, 1999 and 1998 was $166.9 million and $154.8 million, respectively. On a taxable equivalent basis, net interest income increased $12.1 million to $170.5 million from $158.4 million the prior year. The increase was primarily due to the combination of interest rate changes and a $724.6 million increase in average interest-earning asset volume that outpaced the $608.9 million increase in average interest-bearing liabilities. As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", volume contributed $30.3 million to interest income whereas interest rates reduced interest income by $19.8 million. Interest expense declined $16.4 million as a result of the rate environment and increased $14.8 million due to volume.

         The net interest margin, taxable equivalent, continues to be impacted by tighter credit spreads, increased competition and changes in the product mix to lower yielding earning assets. The margin declined 10 basis points between the two six-month periods to 4.24 percent. Attributing to the margin decline is a greater decrease in the yield earned on interest-earning assets of 52 basis points compared to a 45 basis point decline in the cost of funds.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         Total nonperforming assets ("NPA's"), including nonperforming loans ("NPL's") and foreclosed properties, were $60.0 million at June 30, 1999 compared with $40.5 million at June 30, 1998, representing 0.68 percent and 0.49 percent of total assets, respectively. The increase between the two periods was a result of management's decision to place on nonperforming status $23.0 million of loans outstanding to Pluma, Inc. ("Pluma"), an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear. The addition of Pluma to NPL's also unfavorably impacted the ratio of NPL's to total loans(1), which increased from 0.65 percent to 0.97 percent, the ratio of NPA's to loans and foreclosed property(1), which increased from 0.76 percent to 1.04 percent and the ratio of the AFLL to NPL's which decreased from 2.08 to 1.35 times coverage. Had Pluma remained a performing loan, the ratio of NPA's to total assets and the AFLL to NPL's would have been 0.42 percent and 2.28 times, respectively.

         Year-to-date net charge-offs were $10.0 million and $6.4 million at June 30, 1999 and 1998, respectively. Net charge-offs for the six months ended June 30, 1999 were 0.35 percent of average loans(2) versus 0.25 percent for the same period of 1998. Net charge-offs for commercial and industrial loans, representing the largest portion of net charge-offs, increased $1.6 million between the two six-month periods. Leasing charge-offs increased $941,000, a result of higher levels of problem assets in the leasing portfolio. The credit card portfolio and loans secured by real estate accounted for the remainder of the increase, increasing $414,000 and $317,000 each, respectively.

         For the six months ended June 30, 1999 and 1998, the provision for loan losses was $12.7 million and $7.0 million, respectively. Of the $12.7 million charged in 1999, $1.5 million was incurred as a result of the merger with First Coastal in order to align the allowance for loan loss factors between the two merged entities. The remaining increase in the provision for loan losses was in response to growth in the loan portfolio, the higher level of charge-offs, and provisions made for the Pluma credit. Management continues to closely monitor the Pluma credit, and based on information that becomes available, additional provision for loan loss may be necessary.

         The allowance for loan losses ended the period at $75.5 million at June 30, 1999, representing 1.31 percent of loans outstanding(1), compared to $71.3 million, or 1.34 percent of loans outstanding(1) at June 30, 1998. For additional information with respect to the activity in the allowance for loan losses, see Table 4 "Analysis of Allowance for Loan Losses."

         Management believes the AFLL is adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. However, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. The AFLL is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the AFLL and the size of the AFLL in comparison to peer banks identified by the regulatory agencies. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of Centura.

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $25.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.


--------
1 Excludes  mortgage  loans held for sale of $81.0 million and $100.2 million at
  June 30, 1999 and 1998,  respectively.
2 Excludes mortgage loans held for sale, on average, of $116.6 million and $85.8 million for the six months ended June 30, 1999 and 1998, respectively.

NONINTEREST INCOME AND EXPENSE

         While Centura generates most of its revenue from net interest income, noninterest income continues to comprise a greater percentage of revenue. Noninterest income as a percentage of total revenues (defined as the sum of net interest income, TE plus noninterest income) was 31.1 percent and 29.7 percent for the six months ended June 30, 1999 and 1998, respectively. Noninterest income grew $10.1 million to total $77.0 million for the six months ended June 30, 1999. Service charges on deposit accounts, the largest component of noninterest income, grew 17.1 percent or $3.9 million over 1998. The increase was principally the result of changes to the fee structure for various products, implemented in order for Centura to become more competitive with other financial institutions. Nonsufficient funds fees ("NSF"), another component of service charges on deposits, increased $1.0 million between periods, primarily the result of an increase in NSF fees. Insurance and brokerage commissions increased $431,000 and $766,000 respectively, a result of higher volume supported by favorable market conditions. Other service charges and fees were up $758,000 over 1998, a result of increased letter of credit activity and additional customers utilizing the Pocket Check debit card. Mortgage income increased $2.7 million. This increase was primarily driven by the restructuring of the balance sheet.

         Excluding merger-related expenses, noninterest expenses totaled $149.9 million for the six months ended June 30, 1999, an $8.8 million or 6.3 percent increase over the comparable 1998 period. Personnel and occupancy expenses contributed $6.5 million and $1.1 million to the increase, respectively. Normal salary growth and the addition of FTE's and financial stores brought on through acquisitions were the primary factors in the increase. Acquisitions also resulted in an additional $737,000 of amortization expense for the six months ended June 30, 1999 over 1998. Fees for outsourced services, which is mainly volume driven, increased $1.4 million. Telephone expenses were up $754,000 in 1999. Favorably, marketing expenses dropped $987,000 as a result of decreased emphasis on marketing campaigns. Equipment rental expense between periods declined $569,000.

         Year-to-date, Centura has incurred additional expense related to Year 2000 remediation efforts. Direct and indirect expenses incurred for the first six months of 1999, which are included throughout the various components of noninterest expense, totaled $2.9 million. Refer to the "Year 2000" section for additional information concerning Y2K.


INCOME TAX EXPENSE

         Income tax expense recorded for the six months ended June 30, 1999 was $25.1 million compared to $25.0 million in the prior period. The current effective tax rate is 33.67 percent, down from the 34.00 percent at June 30, 1998.


EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of June 30, 1999 was $687.6 million compared to $634.8 million at June 30, 1998. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with the acquisition of Capital Advisors, and the exercise of stock options. Offsetting increases to shareholders' equity between the two periods was the payment of $16.9 million in dividends and the repurchase of common stock. During the second quarter of 1999, Centura repurchased 100,000 shares of common stock at an aggregate cost of $5.6 million. Unrealized losses on available for sale securities, net of tax, were $15.3 million compared to unrealized gains of $9.8 million the year before. This decline was attributable to rising interest rates. The ratio of shareholders' equity to period-end assets was 7.85 percent and 7.74 percent at June 30, 1999 and 1998, respectively.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At June 30, 1999, Centura had the required capital levels to qualify as well capitalized. At June 30, 1999, Tier I capital was $679.9 million and total capital was $850.7 million. For risk-based capital calculations, Centura's Capital Securities are included as a component of Tier I capital. Centura's capital ratios are outlined in Table 6.


LIQUIDITY

         Centura's liquidity management objective is to meet maturing debt obligations, fund loan commitments and deposit withdrawals, and manage operations on a cost-effective basis. Management believes that sufficient resources are available to meet Centura's liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative
Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at June 30, 1999. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.

SECOND QUARTER RESULTS

         Net income increased by $3.7 million or 14.8 percent to total $28.8 million for the second quarter of 1999 as compared to the second quarter of 1998. Earnings per diluted share of $1.00 represented a $0.12 increase over 1998's second quarter. These results produced a return on average assets of 1.32 percent and a return on average equity of 16.58 percent, compared with second quarter 1998 ratios of 1.23 percent and 15.98 percent, respectively.

         Comparing current and prior year second quarters, the net interest margin fell 9 basis points to 4.26 percent. The decline in the margin was influenced by greater growth in the average interest-earning asset balance relative to the increase in net interest income, taxable equivalent, which was influenced by the declining rate environment. Average interest-earning assets grew $588.8 million between the periods. As seen in Table 8, volume growth contributed $12.5 million to interest income, taxable equivalent, whereas changes in interest rates reduced interest income by $10.5 million. Interest expense declined $2.9 million for the three months ended June 30, 1999 as compared to 1998. A decline in the cost of funds of 49 basis points contributed an $8.9 million decrease in interest expense while volume increases added $6.0 million.

         Net  charge-offs  for the second quarter of 1999 were $4.9 million,  or
0.34 percent of average loans1. Gross charge-offs and recoveries for the second quarter of 1999 were $5.6 million and $694,000, respectively, as compared to $4.6 million and $1.1 million, respectively, for the second quarter of 1998. The provision for loan loss increased $2.8 million, resulting in total provision expense of $6.4 million for the second quarter of 1999.

         Noninterest income for the three months ended June 30, 1999 was $38.8 million, an increase of $4.1 million or 11.9 percent over the three months ended June 30, 1998. This increase was mainly due to increases in service charges on deposit accounts and insurance and brokerage commissions of $1.8 million and $794,000, respectively. Service charges on deposit accounts increased as a result of higher volume as well as an increase in the fee for NSF transactions. Insurance and brokerage commissions were up as a result of increases in volume supported by favorable market conditions. The remainder of the increase was spread among various business lines.

         Noninterest expense charges were up $1.5 million or 2.1 percent to total $74.0 million for the quarter ended June 30, 1999. Contributing to the increase in noninterest expense were additional personnel expenses of $607,000, primarily a result of increases in fringe benefit costs. During the second quarter, Centura determined that incentive-based compensation targets would not be achieved, and as such, $852,000 of bonus expense recorded in the first quarter of 1999 was reversed. Fees for outsourced services, a volume driven expense, added $767,000. Professional fees, which include expenses related to Y2K compliance efforts, were up $450,000. Intangible asset amortization was up $390,000 over the prior year second quarter, a result of acquisitions.
Reductions in noninterest expense were realized in the marketing area and in losses other than loans, which had combined savings of $804,000.

     The effective tax rate decreased from 33.7 percent for the three months ended June 30, 1998 to 32.2 percent for the three months ended June 30, 1999, primarily due to certain tax planning matters.

-----------------
1 Excludes mortgage loans held for sale, on average, of $108.0 million and $104.1 million for the three months ended June 30, 1999 and 1998, respectively.

CURRENT ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB 133." This Statement defers the effective date of SFAS 133 for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not quantified the impact of adopting SFAS 133 nor has the timing of the adoption been determined.

         The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of Centura and monitors the status of changes to exposure drafts and to proposed effective dates.

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

         Centura formulated the initial Year 2000 awareness program in 1996. A steering committee with representation from all the major areas of the bank and executive management was established to determine internal operational requirements to make its systems Year 2000 compliant. A formal Year 2000 Project Plan was drafted and approved by the board of directors in 1998. In this effort, Centura has followed the five management phases recommended by the Federal Financial Institutions Examination Council: (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. As of the end of June, Centura has completed all five phases of its readiness plan on schedule according to the Y2K plan that was established and the milestones decreed by the federal guidelines. The project has been organized along functional lines to ensure that information technology (mainframe and distributed applications), vendors and other third parties, and the customer base will receive adequate resource attention.

         For its internal systems, Centura completed the assessment phase with a complete inventory of all hardware and software that could potentially be impacted. A risk scoping analysis determined the schedule for remediation and testing to ensure that mission critical systems would have ample time for extensive validation. Through code enhancements, hardware and software upgrades, and systems replacement, where needed, Centura has completed renovation or replacement of all of its systems. The final phase, validation of all internal systems and external interfaces through integrated testing, is complete. Centura will continue to conduct additional tests of all systems and interfaces throughout the remainder of the year.

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

         Centura is exposed to credit risk due to the failure of its borrowers to properly remediate their own systems as well as address their own customers' or suppliers' Year 2000 state of readiness. Centura continues its due diligence process of identifying all borrowers representing a material Year 2000 related risk, evaluating their Year 2000 preparedness, assessing the aggregate Year 2000 borrower risk to Centura, and developing appropriate risk controls to manage and mitigate the Year 2000 customer risk. As part of this process, borrowers are assigned a risk rating based on their Year 2000 compliance readiness that is being used to assess the need for additional specific loan loss reserves.

         Management has documented and tested contingency plans for mission critical systems and business processes. The Year 2000 contingency plans were designed to address any failure to remediate Centura's internal systems and to address failures of systems outside Centura. Centura, of course, cannot control the Y2K compliance of its suppliers or customers; accordingly, it is possible that the failure of those third parties could have an adverse impact on Centura's operations and financial results. For example, in the event of a power failure caused by Y2K non-compliance, Centura's operations could be adversely affected. Centura's contingency plans have incorporated these "worse case" scenarios of an outside failure. The plans incorporated the use of third party service providers, alternate vendors, and other contingency service providers. An Event Management Plan has also been documented to outline the monitoring process of system validation during the event period.

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

         The remaining direct and indirect costs are not expected to have a material effect on Centura's results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Including direct and indirect expenditures, management currently estimates that the total costs to become Year 2000 compliant will range between $8.0 and $10.0 million. In total, Centura has expensed approximately $9.0 million in indirect and direct costs related to Year 2000 compliance efforts, of which $2.9 million was incurred during 1999.



TABLE 1
-------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                             June 30, 1999              June 30, 1998              December 31, 1998
                                        ---------------------------------------------------------------------------------
(Dollars in thousands)                   Balance     % of Total    Balance      % of Total      Balance      % of Total
-------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural  $1,125,183      19.3 %    $1,002,067         18.5 %    $1,126,721       19.3 %
Commercial mortgage                      1,266,242      21.7       1,041,257         19.3       1,142,962       19.5
Real estate construction                   748,809      12.8         666,563         12.3         750,156       12.8
                                        ---------------------------------------------------------------------------------

     Commercial loan portfolio           3,140,234      53.8       2,709,887         50.1       3,019,839       51.6
Consumer                                   440,914       7.5         389,755          7.2         437,815        7.5
Residential mortgage                     1,764,062      30.2       1,773,993         32.8       1,873,944       32.0
Leases                                     382,275       6.5         455,884          8.4         434,556        7.4
Other                                      114,099       2.0          75,921          1.5          86,676        1.5
-------------------------------------------------------------------------------------------------------------------------
Total loans                             $5,841,584     100.0 %    $5,405,440        100.0 %    $5,852,830      100.0 %
=========================================================================================================================


Residential mortgage servicing
     portfolio for others               $3,086,000                $2,565,000                   $2,877,000
=========================================================================================================================





TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED

                                            June 30, 1999              June 30, 1998
                                  ----------------------------------------------------------
(Dollars in thousands)                   Balance      % of Total    Balance       % of Total
--------------------------------------------------------------------------------------------
Demand, noninterest bearing             $  916,224      15.2  %   $  825,868         14.2 %
Interest checking                          775,799      12.9         748,150         12.9
Money market                             1,338,455      22.3       1,067,097         18.4
Savings                                    293,723       4.9         335,784          5.8
--------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,00      1,776,239      29.6       1,961,130         33.8
  Certificates of deposit > $100,000       554,358       9.2         495,708          8.6
  IRA                                      355,837       5.9         367,834          6.3
--------------------------------------------------------------------------------------------
      Total time deposits                2,686,434      44.7       2,824,672         48.7
--------------------------------------------------------------------------------------------
Total average deposits                  $6,010,635     100.0  %   $5,801,571        100.0 %
============================================================================================


TABLE 3
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                          Six months ended                            Six months ended
                                            June 30, 1999                              June 30, 1998
                                -----------------------------------------------------------------------------------
                                                 Interest    Average                        Interest     Average
                                  Average        Income/      Yield/          Average       Income/      Yield/
(Dollars in thousands)            Balance        Expense       Rate           Balance       Expense       Rate
-------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                         $    5,861,025  $    250,994       8.55 %    $  5,252,490  $    241,297      9.20 %
Taxable securities                 2,064,131        65,621       6.36         1,953,617        64,818      6.64
Tax-exempt securities                 30,882         1,377       8.92            38,834         1,734      8.93
Short-term investments                43,558         1,154       5.27            30,664           789      5.12
                                -------------   -----------                  -----------   -----------
Interest-earning assets, gross     7,999,596       319,146       7.97         7,275,605       308,638      8.49
Net unrealized gains on available
   for sale securities                 9,662                                     13,665
Other assets, net                    762,929                                    685,026
                                -------------                                -----------
    Total assets              $    8,772,187                               $  7,974,296
                                =============                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking             $      775,799  $      3,907       1.02 %    $    748,150  $      5,548      1.50 %
Money market                       1,338,455        25,705       3.87         1,067,097        23,231      4.39
Savings                              293,723         2,239       1.54           335,784         3,392      2.04
Time                               2,686,434        67,509       5.07         2,824,672        76,477      5.46
                                -------------   -----------                  -----------   -----------
    Total interest-bearing deposits5,094,411        99,360       3.93         4,975,703       108,648      4.40
Borrowed funds                     1,246,743        29,559       4.72           963,975        27,400      5.65
Long-term debt                       684,041        19,743       5.74           476,592        14,208      5.93
                                -------------   -----------                  -----------   -----------
Interest-bearing liabilities       7,025,195       148,662       4.25         6,416,270       150,256      4.70
Demand, noninterest-bearing          916,224                                    825,868
Other liabilities                    136,286                                    115,630
Shareholders' equity                 694,482                                    616,528
                                -------------                                -----------
    Total liabilities and
      shareholder's equity    $    8,772,187                               $  7,974,296
                                =============                                ===========

Interest rate spread                                             3.72 %                                    3.79 %

Net yield on interest-
    earning assets            $    7,999,596  $    170,484       4.24 %    $  7,275,605  $    158,382      4.34 %
                                =============   ===========                  ===========   ===========

Taxable equivalent adjustment                 $      3,592                               $      3,617
                                                ===========                                ===========


TABLE 3- Continued
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

                                         Three months ended                         Three months ended
                                            June 30, 1999                              June 30, 1998
                                -----------------------------------------------------------------------------------
                                                 Interest    Average                        Interest     Average
                                   Average       Income/      Yield/          Average       Income/      Yield/
(Dollars in thousands)             Balance       Expense       Rate           Balance       Expense       Rate
-------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                         $     5,872,026  $  125,658        8.51 %   $   5,372,738  $    123,866      9.20 %
Taxable securities                  2,068,347      32,948        6.37         1,982,459        32,784      6.62
Tax-exempt securities                  30,674         663        8.65            37,394           839      8.97
Short-term investments                 43,320         579        5.29            27,089           373      5.45
                                --------------   ---------                  ------------   -----------
Interest-earning assets, gross      8,014,367     159,848        7.94         7,419,680       157,862      8.49
Net unrealized gains on available
   for sale securities                  2,559                                    12,523
Other assets, net                     757,165                                   716,388
                                --------------                              ------------
    Total assets              $     8,774,091                             $   8,148,591
                                ==============                              ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking             $       769,302  $    1,845        0.96 %   $     752,521  $      2,658      1.42 %
Money market                        1,372,417      13,260        3.88         1,106,018        12,109      4.39
Savings                               283,328       1,042        1.48           337,264         1,709      2.03
Time                                2,660,966      33,099        4.99         2,810,599        38,165      5.44
                                --------------   ---------                  ------------   -----------
    Total interest-bearing deposits 5,086,013      49,246        3.88         5,006,402        54,641      4.38
Borrowed funds                      1,184,328      13,638        4.56         1,018,099        14,424      5.60
Long-term debt                        744,816      10,993        5.84           519,508         7,693      5.86
                                --------------   ---------                  ------------   -----------
Interest-bearing liabilities        7,015,157      73,877        4.20         6,544,009        76,758      4.69
Demand, noninterest-bearing           928,753                                   853,748
Other liabilities                     133,815                                   121,295
Shareholders' equity                  696,366                                   629,539
                                --------------                              ------------
    Total liabilities and
      shareholder's equity    $     8,774,091                             $   8,148,591
                                ==============                              ============

Interest rate spread                                             3.74 %                                    3.80 %

Net yield on interest-
    earning assets            $     8,014,367  $   85,971        4.26 %   $   7,419,680  $     81,104      4.35 %
                                ==============   =========                  ============   ===========

Taxable equivalent adjustment                  $    1,866                                $      1,817
                                                 =========                                 ===========



TABLE 4
------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (AFLL)
                                                    At and for the six months      At and for the year ended
                                                         ended June 30,                ended December 31,
                                                    --------------------------------------------------------
(Dollars in thousands)                                    1999          1998                 1998
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period       $ 72,310      $ 68,576              $ 68,576
Transfer of AFLL for loans sold                            (100)            -                     -
Allowance for acquired loans                                605         2,068                 2,068
Provision for loan losses                                12,677         7,028                15,644
Loans charged off                                       (11,491)       (8,430)              (17,358)
Recoveries on loans previously charged off                1,518         2,020                 3,380
------------------------------------------------------------------------------------------------------------

   Net charge-offs                                       (9,973)       (6,410)              (13,978)
------------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period             $ 75,519      $ 71,262              $ 72,310
============================================================================================================

Loans at period-end                                 $ 5,841,585    $ 5,405,440          $ 5,852,830
Average loans                                         5,861,025     5,252,490             5,391,867
Nonperforming loans                                      56,085        34,295                32,293

Allowance for loan losses to total loans 1                 1.31 %        1.34 %                1.27 %
Net charge-offs to average loans 2                         0.35          0.25                  0.26
Allowance for loan losses to nonperforming loans           1.35 x        2.08 x                2.24 x
============================================================================================================

 1   Excludes mortgage loans held for sale of $81.0 million, $100.2 million, and $158.8 million at June 30 1999, June 30, 1998 and
     December 31, 1998, respectively.
 2   Excludes mortgage loans held for sale, on average, of $116.6 million, $85.8 million and $96.3 million for the six months ended
     June 30, 1999, June 30, 1998 and December 31, 1998, respectively.


TABLE 5
--------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                            June 30,                     December 31,
                                                    ----------------------------------------------------
(Dollars in thousands)                                 1999           1998                   1998
--------------------------------------------------------------------------------------------------------
Nonperforming loans                                    $ 56,085      $ 34,295              $ 32,293
Foreclosed property                                       3,867         6,174                 5,812
--------------------------------------------------------------------------------------------------------

Total nonperforming assets                             $ 59,952      $ 40,469              $ 38,105
========================================================================================================

Nonperforming assets to:
    Loans and foreclosed property 1                        1.04 %        0.76 %                0.67 %
    Total assets                                           0.68          0.49                  0.43
========================================================================================================

Accruing loans past due ninety days or greater          $ 5,742       $ 9,627               $ 9,095
========================================================================================================


 1   Excludes mortgage loans held for sale of $81.0 million, $100.2 million, and $158.8 million at June 30,
     1999, June 30, 1998 and December 31, 1998, respectively.


TABLE 6
-------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                Tier I Capital   Total Capital   Tier I Leverage
June 30, 1999                       10.34 %         12.93 %           7.86 %
December 31, 1998                   10.18           10.79             7.79
June 30, 1998                       10.53           11.17             7.68
Minimum requirement                  4.00            8.00        3.00-5.00







TABLE 7
-------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at June 30, 1999 are summarized below:
                                                                                   Weighted Avg.
                                                         Weighted Average Rate       Remaining     Estimated
                                             Notional    During the Quarter        Contractual     Fair Value
(Dollars in thousands)                        Amount     Received         Paid     Term (Years)    Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floatng     $  502,416      5.08%         5.86%        2.8          $ 3,747
Corporation pays variable/receives fixed       441,000      5.97%         4.93%        5.3           (3,666)
Corporation pays variable/receives variable    100,000      5.13%         5.51%        0.4                6
                                        ---------------------------------------------------------------------------
   Total interest rate swaps               $ 1,043,416                                              $    87
                                        ===========================================================================



Interest rate cap and floor agreements at June 30, 1999 are summarized below:

                                                                              Weighted Average
                                                                                        Remaining         Estimated
                                            Notional      Average     Current Index   ContractualCarrying     Fair Value
(Dollars in thousands)                       Amount       Rate *         Rate         Term (Years) Value      Gain (Loss)
------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS
          LIBOR                            $   180,000      5.73%         5.37%        1.4          $   500     $   947
          CMS                                  125,000      5.20%         6.83%        4.3                -         329
                                        -------------------------------------------------------------------------------
                                           $   305,000                                              $   500     $ 1,276
                                        ===============================================================================


INTEREST RATE CAPS
          LIBOR                           $    22,000      7.00%         5.37%        4.3            $ 423       $ 314
          CMS                                 125,000      6.94%         6.83%        4.3                -      (2,632)
                                        -------------------------------------------------------------------------------
                                          $   147,000                                                $ 423    $ (2,318)
                                        ===============================================================================


*    Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or

TABLE 8
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS


                                               Six months ended                       Three months ended
                                            June 30, 1999 and 1998                  June 30, 1999 and 1998
                                      ----------------------------------------------------------------------------
                                       Income/            Variance             Income/            Variance
                                       Expense        Attributable to          Expense        Attributable to
(Dollars in thousands)                Variance      Volume         Rate        Variance      Volume        Rate
------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                   $ 9,697     $ 26,760     ($17,063)       $ 1,792     $ 11,045     ($9,253)
Taxable securities                          803        3,579       (2,776)           164        1,392      (1,228)
Tax-exempt securities                      (357)        (355)          (2)          (176)        (146)        (30)
Short-term investments                      365          341           24            206          217         (11)
                                      ----------   ----------   ----------    -----------  -----------  ----------
    Total interest income                10,508       30,325      (19,817)         1,986       12,508     (10,522)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                      (1,641)         198       (1,839)          (813)          58        (871)
  Money market                            2,474        5,432       (2,958)         1,151        2,686      (1,535)
  Savings                                (1,153)        (390)        (763)          (667)        (246)       (421)
  Time                                   (8,968)      (3,634)      (5,334)        (5,066)      (1,966)     (3,100)
                                      ----------   ----------   ----------    -----------  -----------  ----------
    Total interest-bearing deposits      (9,288)       1,606      (10,894)        (5,395)         532      (5,927)
Borrowed funds                            2,159        7,186       (5,027)          (786)       2,150      (2,936)
Long-term debt                            5,535        6,001         (466)         3,300        3,325         (25)
                                      ----------   ----------   ----------    -----------  -----------  ----------
    Total interest expense               (1,594)      14,793      (16,387)        (2,881)       6,007      (8,888)
                                      ----------   ----------   ----------    -----------  -----------  ----------

    Net interest income, TE             $12,102      $15,532      ($3,430)       $ 4,867      $ 6,501     ($1,634)
                                      ==========   ==========   ==========    ===========  ===========  ==========



          The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in Centura's market risk since December 31, 1998 as described in Item 7A of Centura's Annual Report on Form 10-K for the year ended December 31, 1998. Mergers accounted for as pooling-of-interests did not materially impact Centura's market risk.

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

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
         At the Registrant's Annual Meeting of Shareholders held April 21, 1999, all of the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 16, 1999 were duly elected Directors of the Registrant. Eighty-one percent of the outstanding shares were voted. Of the 21,629,878 shares voted, each director received at least 21,438,830 shares or 99.1 percent in favor.

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

       Exhibit                                                                                    Exhibit
          No.              Description of Exhibit                                                Reference
          ---------------------------------------------------------------------------------------------------

          4.1     Excerpts from Centura's Articles of Incorporation and Bylaws
                  relating to rights of holders of Registrant's capital stock.                    4.1 (1)
          4.2     Specimen certificate of Centura common stock.                                   4.2 (2)
         27.1     Financial Data Schedule - included in the electronically filed document as required.
         27.2     Financial Data Schedule- (Restated for pooling-of-interests with First
                  Coastal Bankshares, Inc.) included in the electronically filed document as required.

--------------------------------------------------------------------------------------------------------------
        (1) Included as the  identified  exhibit in Centura  Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
        (2) Included as the identified exhibit in Centura Banks,Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.


(b)      Reports on Form 8-K:

        (1) A report on Form 8-K dated April 5,  1999 was  filed  under  Item 5,
            Other Events, indicating Centura's announcement on April 5, 1999 that its Board of Directors authorized a share repurchase program of up to 100,000 shares of Centura Common Stock.
        (2) A report on Form 8-K dated  April 7,  1999 was  filed  under  Item 5,
            Other Events, indicating Centura's announcement on April 7, 1999 of earnings for the three months ended March 31, 1999.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        CENTURA BANKS, INC.
                                        Registrant

Date: August 13, 1999               By: /s/ Steven J. Goldstein
                                        Steven J. Goldstein
                                        Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX


Sequential
Exhibit                    Description of Exhibit                              Page No.
-----------------------------------------------------------------------------------------------------------------------------------

4.1        Excerpts from Centura's Articles of Incorporation and Bylaws
           relating to rights of holders of Registrant's capital stock         *(1)

4.2        Specimen certificate of Centura common stock                        *(2)

27.1       Financial Data Schedule                                              **

27.2       Financial Data Schedule- Restated                                    **



--------------------------------------------------------------------------------
*    Incorporated by reference from the following documents as noted:
     (1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
     (2) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

**   Included in the electronically filed document as required






COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.