Form 10-Q
period 1999-09-30
CENTURA BANKS INC
filed 1999-11-12
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended September 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the transition period from __________ to ________

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                         28,069,792
--------------------------------------------------------------------------------
       (Class of Stock)              (Shares outstanding as of October 31, 1999)

Exhibit Index on sequential page number 33.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                     Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         September 30, 1999 and 1998, and December 31, 1998              4

         Consolidated Statements of Income -
         Three months and nine months ended September 30, 1999 and 1998  5

         Consolidated Statement of Shareholders' Equity -
         Nine months ended September 30, 1999                            6

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1999 and 1998                   7

         Notes to Consolidated Financial Statements                     8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13-28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      29


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               30
Item 2.  Changes in Securities and Use of Proceeds                       30
Item 3.  Defaults upon Senior Securities                                 30
Item 4.  Submission of Matters to a Vote of Securities Holders           30
Item 5.  Other Information                                               30
Item 6.  Exhibits and Reports on Form 8-K                                31

SIGNATURES                                                               32

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                                    September 30,                 December 31,
                                                         -------------------------------------  -----------------
(In thousands, except share data)                                 1999                1998               1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $          244,119  $          250,802 $          289,230
Due from banks, interest-bearing                                   14,363              18,344             21,963
Federal funds sold                                                 59,571              11,701             17,646
Investment securities:
  Available for sale (cost of $2,180,048, $2,041,473,
     and $2,036,707, respectively)                              2,146,232           2,074,235          2,057,270
  Held to maturity (fair value of  $55,823,
     $122,309, and $106,432, respectively)                         54,860             119,131            103,767
Loans                                                           5,852,553           5,460,334          5,852,830
  Less allowance for loan losses                                   72,619              71,390             72,310
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   5,779,934           5,388,944          5,780,520
Bank premises and equipment                                       115,811             121,302            120,405
Other assets                                                      461,595             398,661            404,759
-----------------------------------------------------------------------------------------------------------------
Total assets                                           $        8,876,485  $        8,383,120 $        8,795,560
=================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                          $          967,488  $          923,236 $          979,346
  Interest-bearing                                              4,447,496           4,532,729          4,569,243
  Time deposits over $100                                         619,452             509,583            520,060
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              6,034,436           5,965,548          6,068,649
Borrowed funds                                                  1,243,006           1,076,303          1,299,337
Long-term debt                                                    787,102             542,013            614,284
Other liabilities                                                 113,434             134,744            137,085
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                               8,177,978           7,718,608          8,119,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                             -                   -                  -
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of  28,496,626; 28,255,688;
    and 28,318,226, respectively                                  214,609             203,198            205,237
Common stock acquired by ESOP                                         (43)               (143)              (107)
Retained earnings                                                 505,379             441,068            458,298
Accumulated other comprehensive (loss) income                     (21,438)             20,389             12,777
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                        698,507             664,512            676,205
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $        8,876,485  $        8,383,120 $        8,795,560
=================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                   ----------------------------  ---------------------------
(In thousands, except share and per share data)        1999           1998           1999          1998
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                            $      128,394 $      126,304 $      378,848 $     367,276
Investment securities:
  Taxable                                                32,896         31,370         95,935        93,496
  Tax-exempt                                                418            479          1,325         1,613
Short-term investments                                      757            407          1,911         1,196
------------------------------------------------------------------------------------------------------------
Total interest income                                   162,465        158,560        478,019       463,581

INTEREST EXPENSE
Deposits                                                 50,125         55,982        149,486       164,630
Borrowed funds                                           14,559         13,505         44,118        40,905
Long-term debt                                           11,499          7,699         31,242        21,907
------------------------------------------------------------------------------------------------------------
Total interest expense                                   76,183         77,186        224,846       227,442
------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                      86,282         81,374        253,173       236,139
Provision for loan losses                                14,400          4,041         27,077        11,069
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      71,882         77,333        226,096       225,070

NONINTEREST INCOME
Service charges on deposit accounts                      13,750         13,069         40,165        35,633
Credit card and related fees                              2,603          1,884          6,134         4,642
Other service charges, commissions and fees               8,591          7,846         26,051        23,351
Fees for trust services                                   2,586          2,400          7,768         6,900
Mortgage income                                           7,142          6,114         19,952        16,255
Gain of sale of subsidiary                                4,893              -          4,893             -
Other noninterest income                                  3,580          5,272         14,694        16,514
Securities (losses) gains, net                           (1,686)           433         (1,208)          662
------------------------------------------------------------------------------------------------------------
Total noninterest income                                 41,459         37,018        118,449       103,957

NONINTEREST EXPENSE
Personnel                                                37,667         36,327        113,311       105,485
Occupancy                                                 4,913          4,704         14,871        13,608
Equipment                                                 5,233          5,542         15,800        16,678
Foreclosed real estate losses and related
   operating expense                                        594            265          1,273           990
Merger-related expenses                                       -              -          6,858             -
Other operating                                          27,195         27,553         80,273        78,717
------------------------------------------------------------------------------------------------------------
Total noninterest expense                                75,602         74,391        232,386       215,478
------------------------------------------------------------------------------------------------------------
Income before income taxes                               37,739         39,960        112,159       113,549
Income taxes                                             12,996         13,613         38,051        38,632
------------------------------------------------------------------------------------------------------------

NET INCOME                                       $       24,743 $       26,347 $       74,108 $      74,917
============================================================================================================


NET INCOME PER COMMON SHARE
Basic                                            $         0.87 $         0.93 $         2.60 $        2.67
Diluted                                                    0.86           0.92           2.57          2.62
============================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                                28,477,202     28,243,980     28,468,226    28,059,243
Diluted                                              28,810,597     28,771,526     28,882,785    28,620,490
============================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
Nine months ended September 30, 1999

                                                                                            Accumulated Other
                                                                                              Comprehensive
                                                                                              Income (loss)
                                                                          Common          -----------------------
                                                                           Stock                              Minimum     Total
                                                     Common Stock        Acquired   Retained    Unrealized    Pension  Shareholders'
(In thousands, except share data)                 Shares        Amount    by ESOP   Earnings   Gains (losses) Liability   Equity
-----------------------------------------------------------------------------------------------------------------------------------


December 31, 1998, as originally reported        26,618,931  $  195,516  $  (107) $ 421,464  $     12,975   $    (5)  $  629,843
Adjustments for pooling-of-interests              1,699,295       9,721        -     36,834          (193)        -       46,362
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998, restated                      28,318,226     205,237     (107)   458,298        12,782        (5)     676,205
Comprehensive income:
    Net income                                         -            -         -      74,108           -           -       74,108
    Unrealized losses on securities, net of tax        -            -         -         -         (34,215)        -      (34,215)
                                                                                                                         ----------
      Comprehensive income                             -            -         -         -             -           -       39,893

Common stock issued:
    Stock option plans and stock awards             147,955       4,206       -         -             -           -        4,206
    Acquisitions                                    130,445       8,512       -        (306)          -           -        8,206
Repurchases of common stock                        (100,000)     (5,643)      -         -             -           -       (5,643)
Cash dividends declared, $0.93 per share               -            -         -     (25,988)          -           -      (25,988)
Other                                                  -          2,297       64       (733)          -           -        1,628
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                      28,496,626  $  214,609 $    (43)$  505,379  $    (21,433)$      (5)  $  698,507
====================================================================================================================================
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
                                                                                            Nine Months Ended
                                                                                               September 30,
(Dollars in thousands)                                                                       1999         1998
                                                                                          -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $     74,108  $   74,917
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                               27,077      11,069
     Depreciation on assets under operating leases                                           11,247       9,491
     Depreciation and amortization, excluding depreciation on assets under operating leases  29,548      27,779
     Deferred income taxes                                                                    6,486       8,902
     Loan fees deferred, net                                                                  2,488         206
     Bond premium amortization and discount accretion, net                                      327         867
     Loss (gain) on sales of investment securities                                            1,208        (662)
     Gain on sales of equipment under lease                                                  (2,821)     (4,525)
     Gain on sale of subsidiary                                                              (4,893)          -
     Gain on sale of mortgage servicing rights                                               (3,392)          -
     Proceeds from sales of mortgage loans held for sale                                    692,831     682,970
     Originations, net of principal repayments, of mortgage loans held for sale            (604,235)   (717,363)
     Increase in accrued interest receivable                                                   (397)     (3,726)
     (Increase) decrease in accrued interest payable                                         (1,931)      4,336
     Net increase in other assets and other liabilities                                     (78,356)    (56,913)
                                                                                          -----------   ---------
        Net cash provided by operating activities                                           149,295      37,348
                                                                                           -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (121,054)   (288,534)
Purchases of:
     Securities available for sale                                                         (621,280)   (895,416)
     Premises and equipment                                                                 (14,432)    (11,795)
Proceeds from:
     Sales of securities available for sale                                                 137,056     178,231
     Maturities and issuer calls of securities available for sale                           341,150     422,738
     Maturities and issuer calls of securities held to maturity                              49,093     104,792
     Sales of foreclosed real estate                                                          7,446       4,593
     Dispositions of premises and equipment                                                   5,595       2,534
     Dispositions of equipment used in leasing activities                                     7,369      13,389
Proceeds from sale of mortgage servicing rights                                               8,295           -
Net cash received in mergers, acquisitions or dispositions                                    3,105      26,664
                                                                                          -----------   ---------
        Net cash used by investing activities                                              (197,657)   (442,804)
                                                                                          -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                         (73,795)     51,215
Net (decrease) increase in borrowed funds                                                   (55,834)    228,881
Proceeds from issuance of long-term debt                                                    253,637     212,622
Repayment of long-term debt                                                                 (57,253)   (100,540)
Cash dividends paid                                                                         (25,988)    (23,313)
Proceeds from issuance of common stock, net                                                   2,452       1,281
Redemption of common stock                                                                   (5,643)     (3,041)
Other                                                                                             -          95
                                                                                         -----------   ---------
        Net cash provided by financing activities                                            37,576     367,200
                                                                                         -----------   ---------

Decrease in cash and cash equivalents                                                       (10,786)    (38,256)

Cash and cash equivalents at January 1                                                      328,839     319,103
                                                                                         -----------   ---------
Cash and cash equivalents at September 30                                              $    318,053  $  280,847
                                                                                         ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Year to date cash paid for:
     Interest                                                                          $    222,915  $  222,971
     Income taxes                                                                             8,834      16,135
Noncash transactions:
     Stock issued in purchase acquisitions and other stock issuances, net                    12,563      12,915
     Change in unrealized securities gains (losses)                                         (54,379)     16,522
     Loans transferred to foreclosed property                                                 5,510       3,339
     Other                                                                                        -       1,043
See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

         The information contained in the consolidated financial statements and accompanying footnotes in Centura's annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Note 2:  Mergers and Acquisitions

         Acquisition activity through September 30, 1999 is summarized below. Data for the completed transactions is as of the date of acquisition.


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

         On March 26, 1999, Centura merged with First Coastal Bankshares, Inc. ("First Coastal"), headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax merger-related charges of $8.4 million. Included in these merger-related expenses were severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998. The remaining accrued severance balance is expected to be paid during 1999. An additional $1.5 million in provision for loan losses was also recorded to align the allowance for loan loss factors between the two entities. The following table summarizes these merger-related charges as well as the remaining liability at September 30, 1999:

----------------------------------------------------------------------------------------

                                                       Utilized in   Remaining Balance
        Merger-Related Charges            Pre-tax         1999       September 30, 1999
--------------------------------------- ------------- -------------- -------------------
(In thousands)
Severance costs                         $      770    $      732     $         38
Write-off of unrealizable assets             1,259         1,059              200
Contract terminations                        2,071           904            1,167
Professional costs                           1,683         1,683                -
Other merger-related expenses                1,075           962              113
--------------------------------------- ------------- -------------- -------------------
Merger-related expenses                      6,858         5,340            1,518
Provision for loan losses                    1,500         1,500                -
======================================= ============= ============== ===================
Total merger-related expenses           $    8,358    $    6,840     $      1,518
======================================= ============= ============== ===================

         The following table summarizes the historical results of operations for Centura and First Coastal prior to the date of merger and the consolidated results of operations after giving effect to the merger:


--------------------------------------------------------------------------------
                                               Historical
                                     -----------------------------
                                        Centura      First Coastal      Combined
--------------------------------------------------------------------------------
(In thousands, except share data)
Year ended December 31, 1998
    Net interest income           $  284,174         $  18,273        $  302,447
    Noninterest income               134,700             5,821           140,521
    Noninterest expense              271,689            18,708           290,397
    Net income                        96,871             3,443           100,314

    Net income per common share:
    Basic                         $     3.67         $    0.69        $     3.57
    Diluted                             3.60              0.68              3.50

Year ended December 31, 1997
    Net interest income           $  254,487         $  18,737        $  273,224
    Noninterest income               109,974             3,901           113,875
    Noninterest expense              238,983            15,981           254,964
    Net income                        83,058             4,103            87,161

    Net income per common share:
    Basic                         $     3.22         $    0.82        $     3.17
    Diluted                             3.15              0.81              3.11
--------------------------------------------------------------------------------

          On August 22, 1999, Centura entered into a definitive agreement whereby Centura will acquire Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company. Triangle has assets of approximately $2.3 billion and operates 71 locations throughout North Carolina. Subject to the adjustments described in the agreement, each Triangle shareholder will receive
0.45 shares of Centura common stock for each Triangle share. The merger is expected to close during the first quarter of the year 2000 and will be accounted for using the pooling-of-interests method.

         The financial position and results of operations of acquisitions accounted for under the purchase method of accounting are included in the consolidated financial statements since the date of consummation.

Note 3:  Net Income Per Share

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 414,559 shares and 561,247 shares for the nine months ended September 30, 1999 and 1998, respectively.

Note 4:  Reclassifications

         Certain items reported in prior periods have been reclassified to conform with current period presentation. Such reclassifications had no impact on net income or shareholders' equity.


Note 5:  Commitments and Contingencies

         Centura Bank is a co-defendant in two actions (the "Staton Cases") which have been consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton) allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The Staton Cases were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina, which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs (Piedmont Institute of Pain Management and three physicians associated with it) with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, certain of the plaintiffs in the Staton Cases filed a motion to further amend their complaint to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response to that motion resisting the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. Centura Bank is seeking to consolidate the 1999 Case with the existing cases and intends to defend it vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and is unable to estimate a range of loss.

Note 6:  Segment Information

         Centura has two reportable segments: retail banking and treasury. Centura's reportable segments represent business units that are managed separately. Each segment requires specific industry knowledge and products and services offered have varying customer bases.

         The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers its products to individuals, small businesses, and commercial customers. Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

         The `other' segment includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and First Greensboro Home Equity ("FGHE"). Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. ("CLG"), as well as the Centura Bank Leasing Division, which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. On September 30, 1999, Centura consummated the sale of CLG. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

         Financial information by segment for the three months ended September 30, 1999 and 1998 is as follows:

                                                                   1999
(In thousands)                    Retail     Treasury        Other        Total     Adjustments   Consolidated
---------------------------------------------------------------------------------------------------------------

Interest income                  $106,171      $44,351      $ 9,213   $  159,735    $  2,730(A)    $  162,465
Interest expense                   52,529       20,501        1,030       74,060       2,123(A)        76,183
Funds transfer pricing allocation  17,065      (15,866)      (3,877)      (2,678)      2,678(B)            --
---------------------------------------------------------------------------------------------------------------
   Net interest income             70,707        7,984        4,306       82,997       3,285           86,282
Provision for loan losses          16,253          --           616       16,869      (2,469)(C)       14,400
---------------------------------------------------------------------------------------------------------------
   provision for loan losses       54,454        7,984        3,690       66,128       5,754           71,882
Noninterest income                 26,518          142       12,854       39,514       1,945(A)        41,459
Noninterest expense                57,903        2,774        9,624       70,301       5,301(A)        75,602
---------------------------------------------------------------------------------------------------------------
Income before income taxes         23,069        5,352        6,920       35,341       2,398           37,739
Income tax expense/(benefit)        5,939          763        2,148        8,850       4,146(C)        12,996
---------------------------------------------------------------------------------------------------------------
   Net income                    $ 17,130      $ 4,589      $ 4,772   $   26,491    $ (1,748)      $   24,743
===============================================================================================================

Period-end assets              $5,029,404   $2,733,989     $292,717   $8,056,110    $820,375(D)    $8,876,485

                                                                1998
(In thousands)                   Retail      Treasury        Other        Total     Adjustments   Consolidated
----------------------------------------------------------------------------------------------------------------

Interest income               $   107,012   $   38,677     $  9,675   $1  55,364    $  3,196(A)   $  158,560
Interest expense                   58,789       16,179        1,429       76,397         789(A)       77,186
Funds transfer pricing allocation  17,757      (16,591)      (4,774)      (3,608)      3,608(B)           --
----------------------------------------------------------------------------------------------------------------
   Net interest income             65,980        5,907        3,472       75,359       6,015          81,374
Provision for loan losses           2,799           25        1,176        4,000          41(C)        4,041
----------------------------------------------------------------------------------------------------------------
   Net interest income after
   provision for loan losses       63,181        5,882        2,296       71,359       5,974          77,333
Noninterest income                 27,244          105       10,614       37,963        (945)(A)      37,018
Noninterest expense                55,225        2,136        9,208       66,569       7,822(A)       74,391
----------------------------------------------------------------------------------------------------------------
Income before income taxes         35,200        3,851        3,702       42,753      (2,793)         39,960
Income tax expense/(benefit)       10,654       (1,204)       1,549       10,999       2,614(C)       13,613
----------------------------------------------------------------------------------------------------------------
   Net income                 $    24,546      $ 5,055     $  2,153   $   31,754    $ (5,407)     $   26,347
================================================================================================================

Period-end assets             $ 4,341,777   $2,793,728     $479,458   $7,614,963    $768,157(D)   $8,383,120


(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.
(B) Reconciling item relates to the elimination of funds transfer pricing credits and charges.
(C) Reconciling item adjusts balances from cash basis to accrual method of accounting.
(D) Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, and other assets.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 1999

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

EARNINGS SUMMARY

         Net income for the nine months ended September 30, 1999 totaled $74.1 million as compared to $74.9 million earned during the same period of 1998. Year to date diluted earnings per share were $2.57 and $2.62 at September 30, 1999 and 1998, respectively. Included in year to date earnings are $8.4 million of merger-related charges related to the merger with First Coastal Bankshares, Inc. These expenses adversely impacted earnings per diluted share by $0.19. Other key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis.


INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $8.0 billion for the nine months ended September 30, 1999, an increase of $657.0 million or 8.9 percent over the net interest-earning assets of $7.4 billion averaged for the nine months ended September 30, 1998. Growth in the commercial loan portfolio accounted for the majority of the increase as discussed below.

         Period-end interest-earning assets at September 30, 1999 were $8.1 billion, representing a $443.8 million or 5.8 percent increase over the level at September 30, 1998.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis, Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans, the largest component of interest-earning assets, were $5.9 billion at September 30, 1999, an increase of $392.2 million, or 7.2 percent over the $5.5 billion reported at September 30, 1998. Table 1 provides a summary of the loan portfolio and mix as of September 30, 1999, September 30, 1998 and December 31, 1998.

         Loans, on average, were $5.9 billion for the nine months ended September 30, 1999, increasing 10.2 percent over the average loan balance of $5.3 billion for the comparable prior year period. Average loan growth was driven primarily by volume generated in the commercial loan portfolio. On average, commercial loans increased $574.3 million between the two nine-month periods. Consumer loans (equity lines, installment loans, and other credit line loans) were higher, on average, by $102.9 million or 8.4 percent over the prior year period, a result of various loan campaigns. The leasing portfolio, on average, declined $60.6 million, driven by the decreased emphasis on the product and normal amortization. The residential mortgage portfolio was reduced during the first nine months of 1999 by $72.6 million in response to balance sheet repositioning in anticipation of higher interest rates.

         The average year to date loan yield declined 60 basis points between September 30, 1998 and 1999. Loans repricing in a lower rate environment through the first half of the year and tighter credit spreads contributed to this decline. Also contributing to the decline was a change in the loan portfolio mix, as high quality commercial loans represented 60.0 percent of the loan portfolio at September 30, 1999 as compared to 55.4 percent for the prior period.

Investment Securities

         At September 30, 1999, investment securities totaled $2.2 billion, an increase of $7.7 million over 1998. On average, the investment portfolio grew $92.8 million to $2.1 billion for the nine-month period ending September 30, 1999 as compared with the same prior year period.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At September 30, 1999, AFS investments were $2.1 billion, up $72.0 million compared with $2.1 billion at September 30, 1998. The AFS portfolio continues to be unfavorably impacted by rising interest rates resulting in unrealized losses totaling $33.8 million.

         The held to maturity ("HTM") investment portfolio declined $64.3 million between comparable periods to total $54.9 million at September 30, 1999, a result of scheduled maturities within the portfolio. It is management's intent to hold the remaining securities in the portfolio to maturity.

         During the third quarter, Centura incurred losses of $1.7 million on sales of investments in response to management's decision to restructure portions of the investment portfolio in an attempt to optimize yields in the future.


FUNDING SOURCES

         Funding sources include total deposits, short-term borrowings and long-term debt. Funding sources averaged $7.9 billion for the nine-month period ended September 30, 1999, a $635.0 million or 8.7 percent increase from the average balance of $7.3 billion at September 30, 1998.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts totaled $6.0 billion at September 30, 1999, up $68.9 million over 1998.

         Table 2 details average balances for the deposit portfolio and the mix of deposits for the nine months ended September 30, 1999 and 1998. Overall, average deposits increased $154.5 million between the two nine-month periods. Average money market accounts showed the strongest growth, increasing $258.3 million or 23.3 percent, followed by certificates of deposit ("CD's") with balances greater than $100,000 and noninterest bearing demand accounts, which grew $68.7 million and $77.5 million, respectively. The growth in the money market balance is a result of attractive pricing as well as customers preferring the liquidity and flexibility provided by the product. CD's and individual retirement accounts ("IRA's") declined $124.8 million as customers migrated to money market products. The average non-interest bearing demand deposit growth was primarily within commercial accounts.

         Centura's cost of funds for interest-bearing deposits declined 46 basis points between September 30, 1998 and 1999. Higher cost CD's repricing during the first half of 1999, changes in the portfolio mix and an emphasis on more efficient product pricing improved the cost of funds.

Other Funding Sources

         Aside from the traditional funding sources described above, management may utilize alternative nondeposit funding sources in periods when asset generation exceeds deposit growth. Such sources included the $125.0 million issuance of 6.5 percent subordinated bank notes in the first quarter of 1999. Management also utilizes short-term borrowed funds, consisting predominantly of Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $270.3 million to total $1.2 billion at September 30, 1999. Period-end short-term borrowings totaled $1.2 billion and $1.1 billion at September 30, 1999 and 1998, respectively. The increase was driven by additional borrowings of $74.3 million, $50.0 million and $30.7 million in repurchase agreements, Federal Home Loan Bank ("FHLB") advances, and master notes, respectively. The cost of funds for short-term debt declined 90 basis points to 4.75 percent when compared with the prior year. The change in mix of short-term debt from higher to lower cost debt in combination with falling interest rates during the first half of 1999 contributed to this decline.

         Long-term debt consists predominantly of FHLB advances, Capital Securities and subordinated bank notes and totaled $787.1 million at September 30, 1999 as compared to $542.0 million at September 30, 1998. The majority of the increase resulted from the issuance of the $125.0 million in subordinated bank notes described above and an increase of $156.8 million in borrowings from the FHLB. Notes secured by lease rentals declined $36.4 million as a result of the sale of CLG, Inc., Centura's technology leasing subsidiary, in the third quarter of 1999. The average amount of long-term debt increased $210.3 million to $708.5 million for the nine-month period ended September 30, 1999 compared to $498.2 million for the comparable prior year period.


NET INTEREST INCOME AND NET INTEREST MARGIN

         The net interest margin, taxable equivalent, continues to be impacted by tighter credit spreads, increased competition and changes in the product mix to lower yielding earning assets. The margin declined 9 basis points between the two nine-month periods to 4.27 percent. A more in-depth discussion of these components follows.

         Net interest income for the nine months ended September 30, 1999 and 1998 was $253.2 million and $236.1 million, respectively. On a taxable equivalent basis, net interest income increased $17.0 million to $258.6 million from $241.6 million the prior year. The increase was primarily due to the combination of interest rate and portfolio mix changes, and a $657.0 million increase in net average interest-earning asset volume that outpaced the $557.5 million increase in average interest-bearing liabilities.

         As indicated on Table 8, "Net Interest Income and Volume/Rate Analysis-Taxable Equivalent Basis", volume contributed $43.1 million to the increase in interest income between the two nine-month periods whereas interest rates reduced interest income by $28.7 million. The reduction in interest income was influenced by a shift in the relative loan mix from higher yielding leases and installment loans to lower yielding commercial loans. Commercial loans, whose yield averaged 8.39 percent for 1999, down 86 basis points from the prior year, represented 60.0 percent of the loan portfolio, an increase of 465 basis points over 1998. Interest expense declined $23.6 million as a result of the rate environment and increased $21.0 million due to volume. Interest expense was impacted by movements in the deposit portfolio mix. Money market accounts yielding 3.89 percent comprised 22.7 percent of total deposits at September 30, 1999 compared to money markets yielding 4.40 percent that comprised 18.9 percent in 1998. Offsetting the increase in money market accounts was a decline in CD's and IRA's which comprised 52.1 percent and 55.4 percent of interest-bearing deposits at September 30, 1999 and 1998, respectively. The yield on these deposits averaged 5.35 percent and 5.65 percent at September 30, 1999 and 1998, respectively.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         Total nonperforming assets ("NPA's"), including nonperforming loans ("NPL's") and foreclosed properties, were $41.5 million at September 30, 1999 compared with $37.5 million at September 30, 1998, representing 0.47 percent and
0.45 percent of total assets, respectively.

         During the third quarter, Centura charged off $11.8 million of loans outstanding to Pluma, Inc. ("Pluma"), an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear. Including the Pluma charge-off, year to date net charge-offs were $26.8 million compared to $10.3 million for 1998. Net charge-offs for the nine months ended September 30, 1999 were 0.62 percent of average loans1 versus 0.26 percent for the same period of 1998. Excluding the Pluma charge-off, net charge-offs as a percent of average loans1 for the current year would have been 0.35 percent. Net charge-offs for commercial and industrial loans, representing the largest portion of net charge-offs, increased $15.3 million between the two nine-month periods. Leasing charge-offs increased $372,000, a result of higher levels of problem assets in the leasing portfolio. Charge-offs on the credit card portfolio increased $464,000 between periods.

         For the nine months ended September 30, 1999 and 1998, the provision for loan losses was $27.1 million and $11.1 million, respectively. Of the $27.1 million charged in 1999, $1.5 million was incurred as a result of the merger with First Coastal in order to align the allowance for loan loss factors between the two merged entities and $8.9 million was recorded in anticipation of losses related to the Pluma credit. Centura's total estimated loss associated with the Pluma credit is approximately $14.0 million, which has been fully reserved. The remaining increase in the provision for loan losses was in response to growth in the loan portfolio.

         The allowance for loan losses ended the period at $72.6 million, representing 1.26 percent of total loans outstanding1, compared to $71.4 million, or 1.33 percent of total loans outstanding1 at September 30, 1998. For additional information with respect to the activity in the allowance for loan losses, see Table 4 "Analysis of Allowance for Loan Losses."

--------
1 Excludes mortgage loans held for sale, on average, of $104.4 million and $91.7 million for the nine months ended September 30, 1999 and 1998, respectively.

         During the third quarter, eastern North Carolina suffered widespread flood damage as a result of Hurricane Floyd. Centura has examined a significant portion of its major credits across all sectors affected by the hurricane. Based on this examination, Centura does not expect any material adverse financial impact or impairment to credit quality as a result of the flooding.

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


NONINTEREST INCOME AND EXPENSE

         While Centura generates most of its revenue from net interest income, noninterest income continues to comprise an increasing percentage of revenue. Noninterest income as a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income) was 31.4 percent and 30.1 percent for the nine months ended September 30, 1999 and 1998, respectively. Noninterest income grew $14.5 million to total $118.4 million for the nine months ended September 30, 1999. Service charges on deposit accounts, the largest component of noninterest income, grew 12.7 percent or $4.5 million over 1998. The increase was principally the result of changes to the fee structure for various products, primarily checking account related, implemented in order for Centura to become more competitive with other financial institutions. Service charges received on checking accounts increased $2.9 million between periods. Nonsufficient funds fees ("NSF"), another component of service charges on deposits, increased $1.0 million between periods, primarily the result of an increase in NSF fees implemented during the second quarter. Insurance and brokerage commissions increased $431,000 and $1.9 million respectively, a result of higher volume supported by favorable market conditions. Mortgage income increased $3.7 million, a result of the sale of the Ginnie Mae servicing portfolio which resulted in a gain of $3.4 million. The sale of the Ginnie Mae servicing portfolio was driven by the value inherent in the current rate environment combined with the increased operating efficiencies expected from selling the labor intensive portfolio.

         During the quarter, Centura sold its technology leasing subsidiary, CLG, Inc. in a transaction that resulted in a gain of $4.9 million.

         Excluding merger-related expenses, year to date noninterest expenses totaled $225.5 million, a $10.1 million or 4.7 percent increase over the comparable 1998 period. Personnel and occupancy expenses contributed $7.8 million and $1.3 million to the increase, respectively. Normal salary growth and increases in the cost of employee benefits were the primary factors to the increase in personnel costs. Acquisitions contributed to an increase in amortization expense of $1.1 million over 1998's expense. Fees for outsourced services, which is mainly volume driven, increased $1.6 million. Telephone expenses were up $901,000 in 1999. Favorably, marketing expenses dropped $1.4 million as a result of decreased emphasis on marketing campaigns. Equipment related expenses between periods declined $878,000.

         Year to date, Centura has incurred additional expense related to Year 2000 remediation efforts. Direct and indirect expenses incurred for the first nine months of 1999, which are included throughout the various components of noninterest expense, totaled $3.8 million. Refer to the "Year 2000" section for additional information concerning Y2K.


INCOME TAX EXPENSE

         Income tax expense recorded for the nine months ended September 30, 1999 was $38.1 million compared to $38.6 million in the prior period. The current effective tax rate is 33.93 percent, down from the 34.02 percent at September 30, 1998.


EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of September 30, 1999 was $698.5 million compared to $664.5 million at September 30, 1998. The change in equity between the two periods was influenced by the retention of earnings, the issuance of common stock in connection with the acquisition of Capital Advisors, and the exercise of stock options. Offsetting increases to shareholders' equity between the two periods was the payment of $26.0 million in dividends and the repurchase of common stock. During the second quarter of 1999, Centura repurchased 100,000 shares of common stock at an aggregate cost of $5.6 million. Unrealized losses on available for sale securities, net of tax, were $21.4 million compared to unrealized gains of $20.4 million the year before. This decline was attributable to rising interest rates. The ratio of shareholders' equity to period-end assets was 7.87 percent and 7.93 percent at September 30, 1999 and 1998, respectively.

         Subsequent to September 30, 1999, Centura announced the authorization by its board of directors to repurchase up to approximately 1,000,000 shares of its common stock. The number of shares repurchased will be consistent with acceptable limits to allow for the merger with Triangle to be accounted for as a pooling-of-interests under generally accepted accounting principles.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At September 30, 1999, Centura had the required capital levels to qualify as well capitalized. At September 30, 1999, Tier I capital was $698.8 million and total capital was $866.1 million. For risk-based capital calculations, Centura's Capital Securities are included as a component of Tier I capital. Centura's capital ratios are outlined in Table 6.


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

         Centura's traditional funding sources include established federal funds lines with major banks, advances from the FHLB, proceeds from matured investments, principal repayments on loans, and core deposit growth. Centura also has an unsecured bank note facility for institutional investors. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered CD's.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative
Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at September 30, 1999. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.


THIRD QUARTER RESULTS

         Net income decreased by $1.6 million or 6.1 percent to total $24.7 million for the third quarter of 1999 as compared to the third quarter of 1998. Earnings per diluted share of $0.86 represented a $0.06 decrease over 1998's third quarter. These results produced a return on average assets of 1.12 percent and a return on average equity of 13.98 percent, compared with third quarter 1998 ratios of 1.27 percent and 16.03 percent, respectively. 1999 third quarter earnings were unfavorably impacted by a $7.8 million charge to provision expense for anticipated losses associated with the Pluma credit. This charge unfavorably impacted earnings by $0.17 per diluted share.

         Comparing current and prior year third quarters, the net interest margin fell 8 basis points to 4.32 percent. The decline in the margin was influenced by greater growth in the average interest-earning asset balance relative to the increase in net interest income, taxable equivalent. Average interest-earning assets, net, grew $523.9 million, or 7.0 percent between the periods. As seen in Table 8, volume growth contributed $12.2 million to interest income, taxable equivalent, whereas changes in interest rates reduced interest income by $8.3 million. Interest expense declined $1.0 million for the three months ended September 30, 1999 as compared to 1998. A decline in the cost of funds of 36 basis points as a result of falling interest rates through the first half of 1999 contributed to an $7.2 million decrease in interest expense while volume increases added $6.2 million.

         Net  charge-offs  for the third quarter of 1999 were $16.8 million,  or
1.16 percent of average loans1. Gross charge-offs and recoveries were $17.4 million and $538,000, respectively, as compared to $4.6 million and $726,000, respectively, for the third quarter of 1998. Included in gross charge-offs for the third quarter was an $11.8 million charge-off related to the Pluma credit. Had the Pluma credit not been charged-off, net charge-offs for the quarter would have been $5.0 million or 0.35 percent of average loans2.

         Noninterest income for the three months ended September 30, 1999 was $41.5 million, an increase of $4.4 million or 12.0 percent over the three months ended September 30, 1998. This increase in noninterest income was driven by the sales of the Ginnie Mae servicing portfolio and CLG, Inc., which increased mortgage income and other noninterest income by $3.4 million and $4.9 million, respectively. Mortgage income was $7.1 million and $6.1 million for the three months ended September 30, 1999 and 1998, respectively. Excluding the gain from the sale of the Ginnie Mae portfolio, mortgage income declined between periods as a result of higher interest rates which have slowed loan refinances and loan sales to the secondary market. Noninterest income was favorably impacted by increases of $681,000 in service charges on deposit accounts, $1.2 million in brokerage commissions and $719,000 for credit cards and related fees. Service charges on deposit accounts increased as a result of higher volume as well as an increase in the fee for NSF transactions. Insurance and brokerage commissions were up as a result of increases in volume supported by favorable market conditions. Losses on securities sales increased $2.1 million between periods, a result of management's decision to restructure portions of the investment portfolio in an attempt to optimize yields in the future.

         Noninterest expenses were up $1.2 million or 1.6 percent to total $75.6 million for the quarter ended September 30, 1999. Contributing to the increase in noninterest expense were additional personnel and occupancy expenses of $1.3 million and $209,000, respectively. Included in personnel expense is $901,000 related to compensation for the employees of CLG, Inc. Losses on foreclosed real estate were up $329,000, of which $295,000 relates to a single property acquired in the merger with First Coastal. Intangibles amortization increased $398,000 over the prior year's third quarter, a result of acquisitions between the periods. Expense savings were realized in the marketing, office supplies, and losses other than loans categories, which declined $367,000, $542,000 and $324,000, respectively. Fees for outsources services, a volume driven expense, were up $195,000.


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

--------
(2)Excludes mortgage loans held for sale, on average, of $80.9 million and $103.4 million for the three months ended September 30, 1999 and 1998, respectively.

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

         Centura formulated the initial Year 2000 awareness program in 1996. A steering committee with representation from all the major areas of the bank and executive management was established to determine internal operational requirements to make its systems Year 2000 compliant. A formal Year 2000 Project Plan was drafted and approved by the board of directors in 1998. In this effort, Centura has followed the five management phases recommended by the Federal Financial Institutions Examination Council: (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. As of the end of September, Centura has completed all five phases of its readiness plan on schedule according to the Y2K plan that was established and the milestones decreed by the federal guidelines. The project has been organized along functional lines to ensure that information technology (mainframe and distributed applications), vendors and other third parties, and the customer base will receive adequate resource attention.

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

         Management has documented and tested contingency plans for mission critical systems and business processes. The Year 2000 contingency plans were designed to address any failure to remediate Centura's internal systems and to address failures of systems outside Centura. Centura, of course, cannot control the Y2K compliance of its suppliers or customers; accordingly, it is possible that the failure of those third parties could have an adverse impact on Centura's operations and financial results. For example, in the event of a power failure caused by Y2K non-compliance, Centura's operations could be adversely affected. Centura's contingency plans have incorporated these "worst case" scenarios of an outside failure. The plans incorporated the use of third party service providers, alternate vendors, and other contingency service providers. An Event Management Plan has also been documented to outline the monitoring process of system validation during the event period.

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

         The remaining direct and indirect costs are not expected to have a material effect on Centura's results of operations. However, the distribution of Year 2000 expenses between direct and indirect may change due to the allocation of internal resources. Including direct and indirect expenditures, management currently estimates that the total costs to become Year 2000 compliant will range between $8.0 and $10.0 million. In total, Centura has expensed approximately $9.9 million in indirect and direct costs related to Year 2000 compliance efforts, of which $3.8 million was incurred during 1999.


TABLE 1
-------------------------------------------------------------------------------------------------------------------
LOAN PORTFILIO
                                           September 30, 1999        September 30, 1998          December 31, 1998
                                  ---------------------------------------------------------------------------------
(Dollars in thousands)                   Balance      % of Total    Balance     % of Total    Balance      % of Total
-------------------------------------------------------------------------------------------------------------------

Commercial, financial and agriculture  $1,162,312       19.9 %    $1,041,056        19.1 %   $1,126,721        19.3 %
Commercial mortgage                     1,303,117       22.3       1,055,332        19.3      1,142,962        19.5
Real estate construction                  773,347       13.1         696,118        12.7        750,156        12.8
-------------------------------------------------------------------------------------------------------------------

     Commercial loan portfolio          3,238,776       55.3       2,792,506        51.1      3,019,839        51.6
Consumer                                  445,804        7.6         399,746         7.3        437,815         7.5
Residential mortgage                    1,794,335       30.7       1,775,833        32.5      1,873,944        32.0
Leases                                    280,662        4.8         428,149         7.8        434,556         7.4
Other                                      92,976        1.6          64,100         1.3         86,676         1.5
-------------------------------------------------------------------------------------------------------------------
Total loans                            $5,852,553      100.0 %    $5,460,334       100.0 %   $5,852,830       100.0 %
===================================================================================================================

Residential mortgage servicing
     portfolio for others              $3,664,000                 $2,937,000                 $2,877,000
==================================================================================================================



TABLE 2

--------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED
                                          September 30, 1999         September 30, 1998
                                 -----------------------------------------------------------
(Dollars in thousands)                  Balance     % of Total     Balance        % of Total
--------------------------------------------------------------------------------------------
Demand, noninterest bearing           $ 922,961         15.4 %   $   845,451         14.4 %
Interest checking                       770,894         12.8         750,601         12.8
Money market                          1,364,447         22.7       1,106,160         18.9
Savings                                 282,991          4.7         332,285          5.7
--------------------------------------------------------------------------------------------

Time deposits:
  Certificates of deposit < $100,000  1,736,620         28.9       1,946,228         33.2
  Certificates of deposit > $100,000    558,365          9.3         462,091          7.9
  IRA                                   354,615          5.9         366,061          6.3
  Foreign deposits                       20,301          0.3          47,857          0.8
--------------------------------------------------------------------------------------------
     Total time deposits              2,669,901         44.4       2,822,237         48.2
--------------------------------------------------------------------------------------------
Total average deposits              $ 6,011,194        100.0 %   $ 5,856,734        100.0 %
============================================================================================

TABLE 3

---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS



                                                    Nine months ended                          Nine months ended
                                                   September 30, 1999                          September 30, 1998
                                -------------------------------------------------------------------------------------------
                                                            Interest    Average                       Interest     Average
                                             Average        Income/      Yield/         Average       Income/      Yield/
(Dollars in thousands)                       Balance        Expense       Rate          Balance       Expense       Rate
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                  $    5,861,987  $    379,673       8.59 %    $  5,304,823  $    367,805      9.19 %
Taxable securities                          2,085,060        99,863       6.39         1,965,960        97,593      6.62
Tax-exempt securities                          30,520         2,016       8.81            37,024         2,455      8.84
Short-term investments                         47,551         1,911       5.30            29,639         1,196      5.33
                                         -------------   -----------                  -----------   -----------
Interest-earning assets, gross              8,025,118       483,463       8.00         7,337,446       469,049      8.49
Net unrealized (losses) gains on available
   for sale securities                         (4,182)                                    15,635
Other assets, net                             752,689                                    706,025
                                         -------------                                -----------
    Total assets                       $    8,773,625                               $  8,059,106
                                         =============                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                      $      770,894  $      5,966       1.03 %    $    750,601  $      8,178      1.46 %
Money market                                1,364,447        39,739       3.89         1,106,160        36,372      4.40
Savings                                       282,991         3,173       1.50           332,285         5,032      2.02
Time                                        2,669,901       100,608       5.04         2,822,237       115,048      5.45
                                        -------------   -----------                  -----------   -----------
    Total interest-bearing deposits         5,088,233       149,486       3.93         5,011,283       164,630      4.39
Borrowed funds                              1,225,301        44,118       4.75           955,036        40,905      5.65
Long-term debt                                708,517        31,242       5.81           498,192        21,907      5.80
                                        -------------   -----------                  -----------   -----------
Interest-bearing liabilities                7,022,051       224,846       4.26         6,464,511       227,442      4.69
Demand, noninterest-bearing                   922,961                                    845,451
Other liabilities                             131,564                                    120,594
Shareholders' equity                          697,049                                    628,550
                                        -------------                                -----------
    Total liabilities and
      shareholders' equity             $    8,773,625                               $  8,059,106
                                        =============                                ===========

Interest rate spread                                                      3.74 %                                    3.80 %

Net yield on interest-
    earning assets                     $    8,025,118  $    258,617       4.27 %    $  7,337,446  $    241,607      4.36 %
                                        =============   ===========                  ===========   ===========

Taxable equivalent adjustment                          $      5,444                               $      5,468
                                                        ===========                                ===========

------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                             Three months ended                         Three months ended
                                              September 30, 1999                         September 30, 1998
                                -----------------------------------------------------------------------------------
                                                        Interest      Average                       Interest    Average
                                           Average      Income/       Yield/          Average       Income/      Yield/
(Dollars in thousands)                     Balance      Expense        Rate           Balance       Expense       Rate
----------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                $     5,863,879  $  128,679        8.65 %   $   5,433,365  $    126,508      9.18 %
Taxable securities                         2,126,237      34,242        6.44         1,990,245        32,775      6.58
Tax-exempt securities                         29,809         639        8.57            33,462           721      8.62
Short-term investments                        55,407         757        5.35            27,624           407      5.78
                                       --------------   ---------                  ------------   -----------
Interest-earning assets, gross             8,075,332     164,317        8.04         7,484,696       160,411      8.47
Net unrealized (losses) gains on available
   for sale securities                       (31,421)                                   19,508
Other assets, net                            732,544                                   721,403
                                       --------------                              ------------
    Total assets                     $     8,776,455                             $   8,225,607
                                       ==============                              ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                    $       761,245  $    2,059        1.07 %   $     755,421  $      2,630      1.38 %
Money market                               1,415,583      14,034        3.93         1,183,015        13,141      4.41
Savings                                      261,876         934        1.41           325,403         1,640      2.00
Time                                       2,637,373      33,098        4.98         2,817,446        38,571      5.43
                                      --------------   ---------                  ------------   -----------
    Total interest-bearing deposits        5,076,077      50,125        3.92         5,081,285        55,982      4.37
Borrowed funds                             1,183,117      14,559        4.82           937,448        13,505      5.64
Long-term debt                               756,671      11,499        5.95           540,689         7,699      5.57
                                      --------------   ---------                  ------------   -----------
Interest-bearing liabilities               7,015,865      76,183        4.29         6,559,422        77,186      4.65
Demand, noninterest-bearing                  936,216                                   883,978
Other liabilities                            122,273                                   130,005
Shareholders' equity                         702,101                                   652,202
                                      --------------                              ------------
    Total liabilities and
      shareholders' equity           $     8,776,455                             $   8,225,607
                                      ==============                              ============

Interest rate spread                                                    3.75 %                                    3.82 %

Net yield on interest-
    earning assets                   $     8,075,332  $   88,134        4.32 %   $   7,484,696  $     83,225      4.40 %
                                      ==============   =========                  ============   ===========

Taxable equivalent adjustment                         $    1,852                                $      1,851
                                                       =========                                 ===========

TABLE 4

--------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (AFLL)
                                                                At and for the nine months       At and for the year ended
                                                                      ended September 30,            ended December 31,
                                                             -------------------------------------------------------------
(Dollars in thousands)                                                1999            1998                   1998
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                  $ 72,310        $ 68,576                 $ 68,576
Transfer of AFLL for loans sold and subsidiary sale                   (556)              -                        -
Allowance for acquired loans                                           605           2,068                    2,068
Provision for loan losses                                           27,077          11,069                   15,644
Loans charged off                                                  (28,873)        (13,069)                 (17,358)
Recoveries on loans previously charged off                           2,056           2,746                    3,380
--------------------------------------------------------------------------------------------------------------------------

   Net charge-offs                                                 (26,817)        (10,323)                 (13,978)
--------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period                        $ 72,619        $ 71,390                 $ 72,310
==========================================================================================================================

Loans at period-end                                            $ 5,852,553     $ 5,460,334               $5,852,830
Average loans                                                    5,861,987       5,304,823                5,391,867
Nonperforming loans                                                 37,924          32,403                   32,293

Allowance for loan losses to total loans 1                            1.26 %          1.33 %                   1.27 %
Net charge-offs to average loans 2                                    0.62            0.26                     0.26
Allowance for loan losses to nonperforming loans                      1.91 x          2.20 x                   2.24 x
==========================================================================================================================

  1   Excludes mortgage loans held for sale of $70.2 million, $91.0 million, and $158.8 million at September 30, 1999, September 30,
      1998 and December 31, 1998, respectively.
  2   Excludes mortgage loans held for sale, on average, of $104.4 million and $91.7 million for the nine months ended September 30,
      1999 and September 30, 1998, respectively and $96.3 million for the year ended December 31, 1998.



TABLE 5

--------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                      September 30,                        December 31,
                                                             -------------------------------------------------------------
(Dollars in thousands)                                               1999           1998                      1998
--------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                               $ 37,924        $ 32,403                 $ 32,293
Foreclosed property                                                  3,594           5,135                    5,812
--------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                        $ 41,518        $ 37,538                 $ 38,105
==========================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property 1                                   0.72 %          0.70 %                   0.67 %
    Total assets                                                      0.47            0.45                     0.43
==========================================================================================================================

Accruing loans past due ninety days or greater                     $ 7,340        $ 10,061                  $ 9,095
==========================================================================================================================


  1   Excludes mortgage loans held for sale of $70.2 million, $91.0 million, and $158.8 million at September 30, 1999, September 30,
      1998 and December 31, 1998, respectively.

TABLE 6

---------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
                                        Tier I Capital   Total Capital   Tier I Leverage
September 30, 1999                          10.43 %         12.93 %           8.07 %
December 31, 1998                           10.18           10.79             7.79
September 30, 1998                          10.47           11.09             7.85
Minimum requirement                          4.00            8.00           3.00-5.00







TABLE 7

-------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at September 30, 1999 are summarized below:
                                                                                   Weighted Avg.
                                                           Weighted Average Rate    Remaining      Estimated
                                             Notional        During the Quarter    Contractual     Fair Value
                                              Amount       ----------------------  Terms (Years)   Gain(Loss)
                                                           Received        Paid
------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floating     $ 502,318      5.46%         5.86%        2.5          $ 5,570
Corporation pays variable/receives fixed       516,000      5.98%         5.33%        4.5           (6,383)
Corporation pays variable/receives variable     50,000      5.41%         5.53%        0.4                3
                                        ---------------------------------------------------------------------------
     Total interest rate swaps             $ 1,068,318                                               $ (810)
                                        ===========================================================================




Interest rate cap and floor agreements at September 30, 1999 are summarized below:

                                                                                   Weighted Average
                                                                                      Remaining                 Estimated
                                              Notional     Average   Current Index   Contractual     Carrying   Fair Value
(Dollars in thousands)                         Amount       Rate *        Rate       Term (Years)     Value     Gain (Loss)
---------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS
          LIBOR                            $   180,000      5.73%         6.08%        1.2            $ 433       $ 511
          CMS                                  125,000      5.20%         6.85%        4.0                -         203
                                        -----------------------------------------------------------------------------------
                                           $   305,000                                                $ 433       $ 714
                                        ===================================================================================


INTEREST RATE CAPS
          LIBOR                            $    22,000      7.00%         6.08%        4.0            $ 399       $ 335
          CMS                                  125,000      6.94%         6.85%        4.0                -      (3,054)
                                        -----------------------------------------------------------------------------------
                                           $   147,000                                                $ 399    $ (2,719)
                                        ===================================================================================



* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8

------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT (TE) BASIS


                                               Nine months ended                      Three months ended
                                          September 30, 1999 and 1998             September 30, 1999 and 1998
                                      ----------------------------------------------------------------------------
                                       Income/            Variance              Income/            Variance
                                       Expense        Attributable to           Expense        Attributable to
(Dollars in thousands)                Variance       Volume         Rate        Variance      Volume        Rate
------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                  $ 11,868     $ 37,067     ($25,199)       $ 2,171      $ 9,690     ($7,519)
Taxable securities                        2,270        5,781       (3,511)         1,467        2,202        (735)
Tax-exempt securities                      (439)        (430)          (9)           (82)         (78)         (4)
Short-term investments                      715          720           (5)           350          382         (32)
------------------------------------------------------------------------------------------------------------------
    Total interest income                14,414       43,138      (28,724)         3,906       12,196      (8,290)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                      (2,212)         216       (2,428)          (571)          20        (591)
  Money market                            3,367        7,841       (4,474)           893        2,404      (1,511)
  Savings                                (1,859)        (676)      (1,183)          (706)        (283)       (423)
  Time                                  (14,440)      (6,014)      (8,426)        (5,473)      (2,376)     (3,097)
------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     (15,144)       1,367      (16,511)        (5,857)        (235)     (5,622)
Borrowed funds                            3,213       10,396       (7,183)         1,054        3,208      (2,154)
Long-term debt                            9,335        9,274           61          3,800        3,252         548
------------------------------------------------------------------------------------------------------------------
    Total interest expense               (2,596)      21,037      (23,633)        (1,003)       6,225      (7,228)
------------------------------------------------------------------------------------------------------------------
    Net interest income, TE             $17,010      $22,101      ($5,091)        $4,909       $5,971     ($1,062)
==================================================================================================================



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

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
         Centura Bank is a co-defendant in two actions (the "Staton Cases") which have been consolidated for discovery in the Superior Court of Forsyth County, North Carolina. The plaintiffs (Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton) allege that Centura Bank breached its duties and committed other violations of law while acting as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. The Staton Cases were originally brought in 1996. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina, which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs (Piedmont Institute of Pain Management and three physicians associated with it) with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, certain of the plaintiffs in the Staton Cases filed a motion to further amend their complaint to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response to that motion resisting the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. Centura Bank is seeking to consolidate the 1999 Case with the existing cases and intends to defend it vigorously. Management does not believe that Centura or Centura Bank have liability with respect to these cases and is unable to estimate a range of loss.

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
         27.1     Financial Data Schedule - included in the electronically filed document as required.
         27.2     Financial Data Schedule- (Restated for pooling-of-interests with First
                  Coastal Bankshares, Inc.) included in the electronically filed document as required.
----------------------------------------------------------------------------------------------------------------
       (1) Included as the  identified  exhibit in Centura  Banks,  Inc.  Form S-4 dated
           March 8, 1990,  as amended by amendment  No. 1 dated May 14, 1990, and incorporated herein by reference.
       (2) Included as the identified  exhibit in Centura Banks,  Inc.  Annual Report on Form
           10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)    Reports on Form 8-K:

       (1) A report on Form 8-K dated July 7, 1999 was filed under Item 5, Other
           Events, indicating Centura's announcement on July 7, 1999 of earnings for the three and six month periods ended June 30, 1999.
       (2) A report on Form 8-K dated  August 23,  1999 was filed  under Item 5,
           Other Events, indicating Centura's announcement on August 22, 1999 of an agreement entered into between Centura Banks, Inc. and Triangle
           Bancorp, Inc., whereby Triangle will be acquired by Centura.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                              CENTURA BANKS, INC.
                                              Registrant

Date: November 12, 1999                   By: /s/ Steven J. Goldstein
                                              Steven J. Goldstein
                                              Chief Financial Officer

                               CENTURA BANKS, INC.

                                  EXHIBIT INDEX

                                                                                   Sequential
Exhibit                        Description of Exhibit                                Page No.

------------------------------------------------------------------------------------------------------------------------------------


4.1               Excerpts from Centura's Articles of Incorporation and Bylaws
                  relating to rights of holders of Registrant's capital stock           *(1)

4.2               Specimen certificate of Centura common stock                          *(2)

27.1              Financial Data Schedule                                               **

27.2              Financial Data Schedule- Restated                                     **
-----------------------------------------------------------------------------------------------------------------------------------



*    Incorporated by reference from the following documents as noted:
     (1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.
     (2) Included as the identified exhibit in Centura Banks, Inc.Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

**   Included in the electronically filed document as required







COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.