Form 10-K
period 1999-12-31
CENTURA BANKS INC
filed 2000-03-16
CIK 861461

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                  For the fiscal year ended December 31, 1999

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities


             For the transition period from           to


Commission File Number: 1-10646



                              CENTURA BANKS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



        North Carolina                                 56-1688522
--------------------------------------   --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)









    134 North Church Street,
   Rocky Mount, North Carolina                           27804
--------------------------------------   --------------------------------------
   (Address of principal executive                     (Zip Code)
           offices)






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

                                     None
                                     ----

     Indicate by check mark whether Centura (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Centura was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No
                                  -----   -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Centura's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, there were 39,615,508 shares outstanding of Centura's common stock, no par value. The aggregate fair value of Centura's common stock held by those persons deemed by Centura to be nonaffiliates was approximately $1.3 billion. Portions of the Proxy Statement of Centura for the Annual Meeting of Shareholders to be held on April 19, 2000, are incorporated by reference in Part III of this report.

================================================================================

                                CROSS REFERENCE

                                                                                                 Page II-
                                                                                                 ---------
PART I     Item 1    Business                                                                         3
           Item 2    Properties                                                                      12
           Item 3    Legal Proceedings                                                               12
           Item 4    Submission of Matters to a Vote of Shareholders                                 12
PART II    Item 5    Market for Centura's Common Equity and Related Shareholder Matters              12
           Item 6    Selected Financial Data                                                         13
           Item 7    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                      14
           Item 7A   Quantitative and Qualitative Disclosures About Market Risk                      35
           Item 8    Financial Statements and Supplementary Data                                     36
                     Supplemental Consolidated Financial Statements                                  70
           Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                     104
PART III   Item 10   Directors and Executive Officers of Centura                                    104
           Item 11   Executive Compensation                                                         104
           Item 12   Security Ownership of Certain Beneficial Owners and Management                 104
           Item 13   Certain Relationships and Related Transactions                                 104
PART IV    Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               104

                                    PART I

ITEM 1 BUSINESS
Registrant

     Centura Banks, Inc. ("Centura") is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Centura has two wholly-owned subsidiaries, Centura Bank (the "Bank"), a North Carolina chartered bank, and Centura Capital Trust I ("CCTI"). Centura provides services and assistance to the Bank and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, Centura receives income and dividends from the Bank, where most of the operations of Centura take place. Centura also receives income from its 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company headquartered in Greensboro, North Carolina. The majority of Centura's executive officers, who are also officers of the Bank, receive their entire salaries from Centura. At December 31, 1999, Centura had total consolidated assets of $9.1 billion.

     The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1999, the Bank had 2,657 full-time and 436 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

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

     Centura's strategic intent is to become the primary provider of financial services for each of its customers. Therefore, Centura offers: full-service commercial and consumer banking services, including bill paying services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial products; commercial and retail leasing; asset management services and mortgage banking products.

     Another component of the strategic intent is the convenient delivery of financial products and services to help each customer achieve their financial goals. At December 31, 1999, Centura served its customers through 228 financial stores, including 42 supermarket and retail locations, and through 227 automated teller machines ("ATMs") located throughout North Carolina, South Carolina, and Virginia. Centura also offers Centura Highway, a centralized telephone operation which handles a broad range of financial services; a home page on the Internet; and home banking through a telephone network operated by a third party and connected to the personal computers of customers.

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


Segment Information

     Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 228 financial stores and are also offered through the Centura Highway. Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     "Other" includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. ("CLG") as well as the Centura Bank Leasing Division which together offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. CLG was sold on September 30, 1999. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.


Competition

     The financial services industry is highly competitive. Centura, through the Bank and its subsidiaries, competes for all types of loans, deposits, and financial services with other bank and non-bank institutions. Since the amount of money a state bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, competitors larger than Centura will have higher lending limits than does the Bank. Based on total consolidated assets as of December 31, 1999, Centura was the sixth largest bank holding company in North Carolina.

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

     The Federal Reserve generally may not approve any transaction that would result in a monopoly or that would further a combination or conspiracy to monopolize (or attempt to monopolize) banking in the United States. Nor can the Federal Reserve approve a transaction that would substantially lessen competition in any section of the country, that would tend to create a monopoly or otherwise restrain trade unless it determines that the probable effects of the transaction in meeting the convenience and needs of the community served clearly outweigh in the public interest the anticompetitive effects of the proposed transaction. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, as well as the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy (and levels of indebtedness), which is discussed below, and consideration of convenience and needs includes the parties' performance under the Community Reinvestment Act of 1977 ("CRA").

     In addition, the BHC Act prohibits a bank holding company that does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), as more fully discussed below, from:

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


     o leasing personal or real property;


     o conducting discount securities brokerage activities;


     o performing certain data processing services;


     o acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions;

     o acting as a fiduciary, investment or financial advisor;


     o making investments in corporations or projects designed primarily to promote community welfare;


     o acquiring a savings and loan association; and


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

     The Bank is a member of the FDIC and as a member, its deposits are insured by the FDIC to the extent provided by law. The Bank must pay the quarterly assessment the FDIC imposes on such banks. See the "FDIC Insurance Assessments" section. Under the Federal Deposit Insurance Act ("FDIA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

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


     Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the GLBA, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

     o repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     o provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     o provides an enhanced framework for protecting the privacy of consumer information;


     o adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

     o modifies the laws governing the implementation of the Community Reinvestment Act; and


     o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

     Centura believes that the GLBA will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than Centura currently offers and that can aggressively compete in the markets that Centura currently serves.

     Centura has not determined whether it will elect financial holding company status when the election becomes available under the provisions of the GLBA.


     Capital Adequacy

     Centura is required to comply with the minimum capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights based on relative risks. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital"). At December 31, 1999, Centura and the Bank were in compliance with the total capital ratio and the Tier I capital ratio requirements. Note 20 of the Notes to Consolidated Financial Statements presents Centura's and the Bank's capital ratios.

     The leverage ratio guidelines provide for a 3.0 percent minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets ("Tier 1 leverage ratio") for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a minimum Tier 1 leverage ratio of 3.0 percent, plus an additional cushion of 100 to 200 basis points. Centura was in compliance with the minimum Tier 1 leverage ratio requirement as of December 31, 1999. The guidelines also provide that bank holding companies experiencing growth, either internally or through acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve will consider a "tangible Tier 1 leverage ratio" (deducting all intangibles from Tier 1 capital and average assets) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Reserve. These requirements are similar to those adopted by the Federal Reserve for bank holding companies as discussed above. The Bank was in compliance with these minimum capital requirements as of December 31, 1999. No federal banking agency has advised Centura or the Bank of any specific minimum capital ratio requirement applicable to it.

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

     At December 31, 1999, under dividend restrictions imposed under federal and state laws, Centura Bank, without obtaining governmental approvals, could declare aggregate dividends to Centura of approximately $163.3 million.

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

     Under CRA regulations jointly adopted by all federal bank regulatory agencies, institutions are rated based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests:

     o a lending test, to evaluate the institution's record of making loans in its service areas;


     o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

     o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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


     Prompt Corrective Action

     FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have specified the relevant capital level for each category.

     An institution will be treated as "well capitalized" if:

     o its ratio of total capital to risk-weighted assets is at least 10%;

     o its ratio of Tier 1 capital to risk-weighted assets is at least 6%;

     o its leverage ratio is at least 5%; and

     o it is not subject to any order or directive by the FDIC to meet a specific capital level.

     An institution will be treated as "adequately capitalized" if:

     o its ratio of total capital to risk-weighted assets is at least 8%;

     o its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

     o its leverage ratio is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well capitalized institution.

   An institution will be treated as "undercapitalized" if:

     o its total risk-based capital ratio is less than 8%;

     o its Tier 1 risk-based capital ratio is less than 4%; or

     o its leverage ratio is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System).

     An institution will be treated as "significantly undercapitalized" if:

     o its total risk-based capital ratio is less than 6%; or

     o its Tier 1 capital ratio is less than 3% or a leverage ratio is less than 3%.

     An institution that has a tangible equity capital to assets ratio equal to or less than 2 percent is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary bank meets its capital restoration plan. This obligation to fund a capital restoration plan is limited to the lesser of 5 percent of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. Except in accordance with an accepted capital restoration plan or with the approval of the FDIC, an undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business. In addition, its federal banking agency is given authority with respect to any undercapitalized institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution if it determines that those actions are necessary to carry out the purpose of FDICIA.

     For those institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, its federal banking agency must require the institution to:

     o sell enough shares, including voting shares, to become adequately capitalized;

     o merge with, or be sold to another institution, but only if grounds exist for appointing a conservator or receiver;

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


     FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories:
(i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

     Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Centura Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that might lead to termination of deposit insurance.


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

     Centura and the Bank are engaged in an active program of risk management related to technology. Management has adopted, and the Audit Committee of the Board of Directors has reviewed and approved, an Information Security Policy for Centura and its subsidiaries, covering (i) information security generally,
(ii) end user computing, (iii) electronic mail, (iv) the Internet, and (v) remote access to corporate systems. In addition, Centura has retained an independent auditing firm to audit the information technology systems of Centura on all platforms, including the security of such systems. Audits have been completed and have found the systems of control to be acceptable. The audit reports contained suggested improvements that management has reviewed with the Audit Committee. Management continues to work on system security as a matter of priority among corporate goals.


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


     Prohibitions Against Tying Arrangements

     Banks are subject to the prohibitions of 12 U.S.C. ss.1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.


     Federal Securities Law

     Centura's common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Centura is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


Year 2000 ("Y2K") Compliance

     As of the date of this report, Centura has not experienced any material effects related to the Year 2000 readiness problem. Although Centura has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that Centura will not be impacted in the future. Centura will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

     See the "Year 2000" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for other information related to the Year 2000.

ITEM 2 PROPERTIES

     The main executive offices of Centura and the Bank are located at 134 North Church Street, Rocky Mount, Nash County, North Carolina. The Bank operates 228 financial stores, of which 195 are located in North Carolina. The Bank also operates 7 financial stores in South Carolina and 26 in the Hampton Roads region of Virginia.


ITEM 3 LEGAL PROCEEDINGS

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases and accordingly, is unable to estimate a range of loss.

     Various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1999.


                                    PART II

ITEM 5 MARKET FOR CENTURA'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     See pages 7, 28-29, 33, 57-58 and 67-68 of the Form 10-K for information regarding the market for Centura's common equity and related shareholder matters.

ITEM 6 SELECTED FINANCIAL DATA


Table 1
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                                                     Five-Year
                                                                                                                     Compounded
                                                                                                                       Growth
                                                   1999          1998          1997          1996          1995         Rate
                                              ------------- ------------- ------------- ------------- ------------- -----------
SUMMARY OF OPERATIONS
(thousands)
Interest income .............................   $ 646,559     $ 621,718     $ 563,688     $ 518,105     $ 469,921       11.6%
Interest expense ............................     307,093       303,627       276,821       251,305       230,262       14.0
                                                ---------     ---------     ---------     ---------     ---------
Net interest income .........................     339,466       318,091       286,867       266,800       239,659        9.6
Provision for loan losses ...................      32,977        15,644        13,643         9,746         8,079       34.5
Noninterest income ..........................     152,693       140,521       112,268        94,630        76,951       20.0
Noninterest expense .........................     302,063       290,397       253,357       243,439       205,650       10.7
Income taxes ................................      53,091        52,257        44,974        39,525        37,062       11.3
                                                ---------     ---------     ---------     ---------     ---------
Net income ..................................   $ 104,028     $ 100,314     $  87,161     $  68,720     $  65,819       13.5
                                                =========     =========     =========     =========     =========
Net interest income, taxable equivalent .....   $ 346,773     $ 325,391     $ 294,594     $ 272,825     $ 244,841        9.5%
Cash dividends paid .........................   $  34,980     $  31,322     $  28,349     $  24,796     $  19,520       16.0%
PER COMMON SHARE
Net income -- basic .........................   $    3.66     $    3.57     $    3.17     $    2.52     $    2.39        12.1%
Net income -- diluted .......................        3.62          3.50          3.11          2.46          2.35        12.2
Cash dividends ..............................        1.25          1.11          1.03          0.91          0.71        14.6
Book value ..................................       24.53         23.88         21.14         18.86         17.63         9.8
SELECTED AVERAGE BALANCES
 (millions)
Assets ......................................   $   8,821     $   8,185     $   7,209     $   6,573     $   5,874       11.2%
Earning assets ..............................       8,073         7,471         6,640         6,077         5,421       11.0
Loans .......................................       5,869         5,377         4,766         4,442         4,076       11.4
Investment securities .......................       2,146         2,059         1,839         1,586         1,311        9.7
Core deposits ...............................       5,438         5,378         4,904         4,541         4,126        6.8
Total deposits ..............................       6,036         5,889         5,300         4,965         4,536        7.5
Shareholders' equity ........................         696           640           552           494           464       11.8
SELECTED YEAR-END BALANCES
 (millions)
Assets ......................................   $   9,123     $   8,796     $   7,742     $   6,900     $   6,484       11.2%
Earning assets ..............................       8,372         8,034         7,050         6,307         5,937       11.3
Loans .......................................       5,979         5,834         5,048         4,558         4,344       10.2
Investment securities .......................       2,265         2,161         1,958         1,712         1,548       13.2
Long-term debt ..............................         761           614           428           407           318       40.7
Core deposits ...............................       5,491         5,549         5,293         4,792         4,421        7.0
Total deposits ..............................       6,168         6,069         5,772         5,157         4,938        7.8
Shareholders' equity ........................         690           676           582           516           484       11.2
SELECTED RATIOS
Return on average assets ....................        1.18%         1.23%         1.21%         1.05%         1.12%
Return on average equity ....................       14.96         15.68         15.79         13.90         14.19
Average equity to average assets ............        7.89          7.82          7.66          7.52          7.90
Dividend payout ratio .......................       34.53         31.71         33.12         36.99         30.21

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains forward-looking statements about Centura Banks, Inc. ("Centura"). These statements can be identified by the use of words such as "expect," "may," "could," "intend," "estimate," or "anticipate." These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors. Those factors include, but are not limited to, the following: (i) expected cost savings from pending mergers may not be fully realized or costs or difficulties related to the integration of the businesses of Centura and merged institutions may be greater than expected, (ii) deposit attrition, customer loss, or revenue loss following pending mergers may be greater than expected, (iii) competitive pressure in the banking industry may increase significantly, (iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in the regulatory environment, (vii) changes may occur in business conditions and inflation, and (viii) changes may occur in the securities markets.

     The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 36-69 and the supplemental financial data appearing throughout this report. Centura is a bank holding company operating in North Carolina, South Carolina, and Virginia.
Note 1 of the Notes to Consolidated Financial Statements discusses its wholly-owned subsidiaries, Centura Bank (the "Bank") and Centura Capital Trust I ("CCTI").


                              SEGMENT INFORMATION

     The Bank has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 228 financial stores and are also offered through the Centura Highway.

     Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     "Other" includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and First Greensboro Home Equity ("FGHE"). Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. ("CLG") and the Centura Bank Leasing Division, both of which offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. CLG was sold on September 30, 1999. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

     To assess the performance of its segments, management utilizes an internal business unit profitability report whose data is derived from an internal profitability measurement system. This report is compiled using information that reflects the underlying economics for the business segments, therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The accounting policies for the business unit profitability reports differ from those described in the Summary of Significant Accounting Policies (see Note 1 in the Notes to Consolidated Financial Statements) in that certain items are accounted for on a cash basis rather than an accrual basis and certain management allocations have been made for overhead expenses, transfer pricing and capital. Additionally, consideration is not given to amortization of intangible assets. These adjustments have been eliminated to arrive at the consolidated totals prepared in accordance with GAAP.


                                    SUMMARY

     Centura reported net income for 1999 of $104.0 million, or $3.62 per diluted share compared with $100.3 million or $3.50 per diluted share reported in 1998. 1999 earnings include $8.4 million of nonrecurring expenses incurred as a result of the March 1999 merger with First Coastal Bankshares, Inc. ("First Coastal"). Excluding these merger-related charges, diluted EPS would have been $3.81 per share. Other items of significance occurring as of and for the year ended December 31,1999 are highlighted below:

      o During 1999, Centura announced its plans to merge with Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company with assets of $2.4 billion. The merger was consummated on February 18, 2000, significantly expanding Centura's market share in key metropolitan areas throughout North Carolina.

      o Centura successfully integrated three mergers during 1999: First Coastal, Scotland Bancorp, Inc. and Capital Advisors. Combined, these mergers increased Centura's asset base by $585.0 million, expanded its market share in Virginia, and complemented Centura's strategy to be the primary provider of financial services to its customers.

      o Total loans and deposits were $6.0 billion and $6.2 billion, respectively, at December 31, 1999 compared to $5.8 billion and $6.1 billion at December 31, 1998.

      o The allowance for loan losses ended 1999 at $73.5 million, representing 1.25* percent of outstanding loans compared to $72.3 million, or 1.27* percent of outstanding loans at year-end 1998. Net charge-offs, reflecting an $11.8 million isolated charge-off for the Pluma credit, were 0.55* percent of average loans for 1999 compared to 0.26* percent of average loans for 1998.

      o Noninterest income, before securities transactions, increased $13.4 million or 9.6 percent to total $153.2 million for 1999 compared to $139.8 million earned in 1998.

      o Excluding merger-related expenses of $6.9 million that were included in noninterest expense, noninterest expenses increased only $4.8 million or
       1.7 percent. The efficiency ratio for 1999 was 59.10 percent, excluding merger-related expenses.

     Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. The following table provides a summary of merger and acquisition activity for the three-year period ended December 31, 1999. These transactions allowed Centura to leverage upon existing market presence in North Carolina as well as expand into adjacent and complementary markets in South Carolina and Virginia.


Table 2
--------------------------------------------------------------------------------

(millions)                                                                    Acquisition Date     Total Assets
--------------------------------------------------------------------------   ------------------   -------------
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
Capital Advisors .........................................................         1/07/99             $  1
Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC ......................         2/05/99               57
Moore & Johnson, Inc. ("M & J"), insurance agency ........................         1/30/98             $  3
NBC Bank, FSB ("NBC"), deposit assumption ................................         7/24/98               17
Clyde Savings Bank, A Division of the Hometown Bank ("Clyde"), deposit
 assumption ..............................................................        10/15/98                6
Branch Banking and Trust Company and United Carolina Bank, deposit
 assumption ..............................................................         8/15/97             $313
Betts & Company, insurance agency ........................................        11/03/97                1
NationsBank, N.A., deposit assumption ....................................        11/13/97               86
First Union National Bank, deposit assumption ............................        12/05/97               16
MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS:
First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach, VA .....         3/26/99             $527
Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC ...................         3/27/98             $138

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the dates of merger have been restated as though the entities had been combined for all the periods presented, with the exception of the Pee Dee transaction. Although the transaction was accounted for as a pooling-of-interests, the merger with Pee Dee was not material and accordingly, prior period financial statements have not been restated. For acquisitions accounted


---------
* Calculation excludes mortgage loans held for sale.

for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction.

     On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The acquisition was accounted for using the purchase method of accounting and approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet.

     On February 5, 1999, Centura completed the acquisition of Scotland, based in Laurinburg, North Carolina. The acquisition was accounted for as a purchase. Goodwill of approximately $6.6 million was recorded in other assets on the consolidated balance sheet.

     On March 26, 1999, Centura merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax charges of $8.4 million, which includes $6.9 million in merger-related expenses and $1.5 million in provision for loan losses recorded to align the allowance for loan loss factors between the two entities. Included in these merger-related expenses were severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998. The following table summarizes these merger-related charges as well as the remaining liability at December 31, 1999:



                                                      Utilized   Remaining Balance
Merger-Related Charges                      Pre-tax    in 1999   December 31, 1999
------------------------------------------ --------- ---------- ------------------
                                                       (In thousands)
Severance costs ..........................  $  770     $  770          $ --
Write-off of unrealizable assets .........   1,259      1,059           200
Contract terminations ....................   2,071      1,337           734
Professional costs .......................   1,683      1,683            --
Other merger-related expenses ............   1,075      1,068             7
                                            ------     ------          ----
Total merger-related expenses ............  $6,858     $5,917          $941
                                            ======     ======          ====

     On February 18, 2000, Centura merged with Triangle, a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Centura issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.4 billion and operated 71 locations throughout North Carolina. Historical financial information presented in this report has not been restated to include the accounts and results of operations of Triangle. Supplemental consolidated financial statements restated to reflect the merger with Triangle are included in Item 8 of this report.

     The following table presents the historical results of operations for Centura, First Coastal and Triangle and the consolidated results of operations after giving effect to the merger to assume that the respective mergers consummated on the last day in the year prior to the year of the actual consummation:



                                                                Historical                              Proforma
                                        ---------------------------------------------------------- ------------------
                                                                        Centura and                     Centura,
                                                                       First Coastal                First Coastal and
                                           Centura     First Coastal      Combined      Triangle    Triangle Combined
                                        ------------- --------------- --------------- ------------ ------------------
                                                              (In thousands, except share data)
Year ended December 31, 1999
 Net interest income, after provision .   $ 306,489      $      --       $ 306,489      $ 71,408       $ 377,897
 Noninterest income ...................     152,693             --         152,693        20,221         170,897*
 Noninterest expense ..................     302,063             --         302,063        51,619         352,323*
 Net income ...........................     104,028             --         104,028        26,707         130,337*
 Net income per common share:
 Basic ................................   $    3.66      $      --       $    3.66      $   1.06       $    3.28
 Diluted ..............................        3.62             --            3.62          1.04            3.23
Year ended December 31, 1998
 Net interest income, after provision .   $ 284,174      $  18,273       $ 302,447      $ 69,515       $ 371,962
 Noninterest income ...................     134,700          5,821         140,521        18,456         157,596*
 Noninterest expense ..................     271,689         18,708         290,397        54,896         343,912*
 Net income ...........................      96,871          3,443         100,314        21,858         122,172
 Net income per common share:
 Basic ................................   $    3.67      $    0.69       $    3.57      $   0.87       $    3.10
 Diluted ..............................        3.60           0.67            3.50          0.84            3.03
Year ended December 31, 1997
 Net interest income, after provision .   $ 254,487      $  18,737       $ 273,224      $ 63,269       $ 336,493
 Noninterest income ...................     108,367          3,901         112,268        16,922         128,155*
 Noninterest expense ..................     237,376         15,981         253,357        50,125         302,446*
 Net income ...........................      83,058          4,103          87,161        19,526         106,687
 Net income per common share:
 Basic ................................   $    3.22      $    0.82       $    3.17      $   0.79       $    2.76
 Diluted ..............................        3.15           0.81            3.11          0.76            2.70

---------
* Reflects intercompany eliminations and adjustments made to conform accounting policies between the combined entities.


     On September 30, 1999, Centura sold its technology leasing subsidiary, CLG. The pretax net gain recorded on this sale was $4.9 million.


                            INTEREST-EARNING ASSETS

     Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the "Asset Quality and Allowance for Loan Losses," "Market Risk," and "Asset/Liability and Interest Rate Risk Management" sections. During 1999, average interest-earning assets were $8.1 billion compared with the $7.5 billion averaged during 1998, an increase of $602.0 million or 8.1 percent.


Loans

     Loans represent the largest component of interest-earning assets for Centura. Centura's loan and lease portfolio (collectively referred to as "loans") grew $145.7 million over 1998 to total $6.0 billion at year-end 1999. Commercial loans (commercial mortgage, commercial, industrial and agricultural, and real estate construction) comprised the largest portion of total loans representing 57.2 percent of outstanding loans at December 31, 1999, up from
53.2 percent at December 31, 1998. The consumer loan and leasing portfolios represented 38.5 percent and 4.3 percent of total outstanding loans at December 31, 1999, respectively, versus 39.3 percent and 7.5 percent at December 31, 1998. The leasing portfolio declined as a result of the third quarter 1999 sale of Centura's technology leasing subsidiary, CLG, as well as due to decreased emphasis on the product and normal amortization. Refer to Table 3 for a summary of loans outstanding and mix percentages.

     Inherent in lending is the risk of loss due to the failure of a borrower to repay amounts due. To minimize this risk, over 92 percent of the $3.4 billion commercial loan portfolio outstanding at December 31, 1999 is secured. Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed credit. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and non-compliance with terms, conditions, and loan agreements are promptly reported to the credit review area and reviewed.

     In connection with commercial lending activities, Centura had $186.1 million of standby letters of credit outstanding at December 31, 1999. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

     Consumer loans consist of equity lines, residential mortgages, installment loans, and other credit line loans. Combined, these loans increased $7.9 million to $2.3 billion at December 31, 1999. Equity lines and other credit lines increased $25.7 million while residential mortgage loans decreased $17.9 million from the prior year. The increase in equity lines and other credit lines was in response to sale campaigns held during 1999. To help assess borrower risk when extending credit on consumer loans, Centura utilizes a standard credit scoring system. All new lines opened under the sales campaign mentioned above were subject to Centura's standard credit approval process.

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

     On average, loans were up $492.2 million or 9.2 percent over 1998, averaging $5.9 billion for 1999. Average loans as a percent of average-interest earning assets increased slightly to 72.7 percent compared with 72.0 percent for the prior year.

     For the year ended December 31, 1999, loans generated additional taxable equivalent interest income, including fee income, of $18.6 million, an increase of 3.8 percent over the prior year. Without the taxable equivalent adjustment, interest income earned on loans increased $18.2 million to $510.2 million. Interest income earned on loans is dependent on interest rates, credit spreads, and product mix. Loans repricing in a lower rate environment throughout the first half of the year accompanied by tighter credit spreads contributed to a 45 basis point decline in the average loan yield between 1998 and 1999. Refer to Table 7, "Net Interest Income Analysis and Volume/Rate Variance-Taxable Equivalent Basis."

Table 3
--------------------------------------------------------------------------------
TYPES OF LOANS
--------------------------------------------------------------------------------

                                           1999                      1998
                                 ------------------------- -------------------------
                                                   % of                      % of
                                     Amount       Total        Amount       Total
                                 ------------- ----------- ------------- -----------
                                               (dollars in thousands)
Commercial, financial, and
 agricultural ..................  $1,528,839       25.57%   $1,126,721       19.31%
Consumer .......................     463,523        7.75       437,815        7.50
Real estate -- mortgage(1) .....   2,906,877       48.61     2,997,746       51.39
Real estate -- construction
 and land development ..........     739,374       12.37       750,156       12.86
Leases .........................     255,149        4.27       434,556        7.45
Other ..........................      85,621        1.43        86,676        1.49
                                  ----------      ------    ----------      ------
Total loans ....................  $5,979,383      100.00%   $5,833,670      100.00%
                                  ==========      ======    ==========      ======



                                           1997                      1996                      1995
                                 ------------------------- ------------------------- -------------------------
                                                   % of                      % of                      % of
                                     Amount       Total        Amount       Total        Amount       Total
                                 ------------- ----------- ------------- ----------- ------------- -----------
                                                            (dollars in thousands)
Commercial, financial, and
 agricultural ..................  $  870,824       17.25%   $  754,191       16.55%   $  676,110       15.56%
Consumer .......................     341,935        6.78       291,373        6.39       283,293        6.52
Real estate -- mortgage(1) .....   2,672,017       52.94     2,475,315       54.31     2,594,085       59.72
Real estate -- construction
 and land development ..........     626,625       12.41       551,104       12.09       473,339       10.90
Leases .........................     470,376        9.32       420,240        9.22       269,677        6.21
Other ..........................      65,746        1.30        65,454        1.44        47,542        1.09
                                  ----------      ------    ----------      ------    ----------      ------
Total loans ....................  $5,047,523      100.00%   $4,557,677      100.00%   $4,344,046      100.00%
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


Table 4
--------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
--------------------------------------------------------------------------------

                                                                   As of December 31, 1999
                                                    ------------------------------------------------------
                                                        One           One
                                                        Year        Through        Over
                                                         Or           Five         Five
                                                        Less         Years         Years         Total
                                                    -----------   -----------   ----------   -------------
                                                                         (thousands)
Commercial, financial, and agricultural:
 Fixed interest rates ...........................    $291,091      $227,830      $ 77,912     $  596,833
 Floating interest rates ........................     412,542       464,948        54,516        932,006
                                                     --------      --------      --------     ----------
 Total ..........................................    $703,633      $692,778      $132,428     $1,528,839
                                                     ========      ========      ========     ==========
Real estate -- construction and land development:
 Fixed interest rates ...........................    $ 51,044      $ 63,137      $  7,350     $  121,531
 Floating interest rates ........................     330,397       250,324        37,122        617,843
                                                     --------      --------      --------     ----------
 Total ..........................................    $381,441      $313,461      $ 44,472     $  739,374
                                                     ========      ========      ========     ==========

Investment Securities

     The investment portfolio, comprised primarily of mortgage-backed securities, increased to $2.3 billion, an increase of $103.8 million or 4.8 percent over 1998's $2.2 billion portfolio. For 1999, the investment portfolio averaged $2.1 billion, up 4.2 percent over 1998's average. Investment securities as a percentage of average interest-earning assets were 26.6 percent and 27.6 percent at December 31, 1999 and 1998, respectively. Refer to Note 4 of the Notes to Consolidated Financial Statements for a summary of investment securities as of December 31, 1999, 1998 and 1997.

     The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities. At the end of 1999, substantially all securities in Centura's investment portfolio consisted of these types of securities. The effective duration of the investment portfolio at December 31, 1999 was 2.9 years compared with 2.1 years at year-end 1998. Table 5 summarizes the investment portfolio by contractual maturity date with original contractual lives that range from one day to 30 years. Mortgage-backed and asset-backed securities, by nature, have lives that are shorter than their contractual life due to volatility in the monthly returns of principal.

Table 5
--------------------------------------------------------------------------------
INVESTMENT SECURITIES -- MATURITY/YIELD SCHEDULE
--------------------------------------------------------------------------------

                                         Remaining Maturities as of December 31, 1999
                               ----------------------------------------------------------------
                                  1 Year or Less          1 to 5 Years         6 to 10 Years
                               --------------------- ---------------------- -------------------
                                Amortized             Amortized              Amortized
                                   Cost      Yield       Cost       Yield       Cost     Yield
                               ----------- --------- ----------- ---------- ----------- -------
                                                    (dollars in thousands)
Held to Maturity:
U.S. Treasury ................   $    --        --%   $ 24,900       6.72%   $     --      --%
U.S. government agencies
 and corporations ............        --        --       3,678         --          --      --
State and municipal ..........     1,456      9.91      13,259       9.47       7,576    7.73
Other securities .............        16     10.25          --         --          --      --
                                 -------              --------               --------
Total held to maturity .......   $ 1,472      9.91    $ 41,837       7.00    $  7,576    7.73
                                 =======              ========               ========
Available for Sale:
U.S. Treasury ................   $    --        --%   $103,387       6.77%   $     --      --%
U.S. government agencies
 and corporations ............    33,497      5.58     149,207       5.90          --      --
State and municipal ..........        --        --         957       7.66         886    8.63
Mortgage-backed and
 asset-backed securities .....        --        --      84,483       6.13     156,874    6.23
Common stock .................        --        --          --         --          --      --
Other securities .............    15,217      5.11          --         --      73,754    6.46
                                 -------              --------               --------
Total available for sale .....   $48,714      5.43    $338,034       6.23    $231,514    6.31
                                 =======              ========               ========



                                Remaining Maturities as of December 31,
                                                  1999
                               -----------------------------------------
                                   Over 10 Years         No Maturity              Total
                               --------------------- ------------------- -----------------------
                                 Amortized            Amortized            Amortized
                                    Cost      Yield      Cost     Yield      Cost        Yield
                               ------------- ------- ----------- ------- ------------ ----------
                                        (dollars in thousands)
Held to Maturity:
U.S. Treasury ................  $       --      --%    $    --      --%   $   24,900      6.72%
U.S. government agencies
 and corporations ............          --      --          --      --         3,678        --
State and municipal ..........       3,282    8.79          --      --        25,573      8.89
Other securities .............          --      --          --      --            16     10.25
                                ----------             -------            ----------
Total held to maturity .......  $    3,282    8.79     $    --      --    $   54,167      7.29
                                ==========             =======            ==========
Available for Sale:
U.S. Treasury ................  $       --      --%    $    --      --%   $  103,387      6.77%
U.S. government agencies
 and corporations ............          --      --          --      --       182,704      5.85
State and municipal ..........       1,620    9.81          --      --         3,463      8.91
Mortgage-backed and
 asset-backed securities .....   1,280,501    6.34          --      --     1,521,858      6.32
Common stock .................          --      --      48,678    7.28        48,678      7.28
Other securities .............     307,709    6.54          --      --       396,680      6.47
                                ----------             -------            ----------
Total available for sale .....  $1,589,830    6.39     $48,678    7.28    $2,256,770      6.35
                                ==========             =======            ==========

---------
 Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35.00% and 7.00% for federal and state purposes, respectively.


     The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. Centura classifies most of its investment purchases as available for sale. This is consistent with Centura's investment philosophy of maintaining flexibility to manage the securities portfolio. For those investments classified as HTM, Centura has the intent and ability to hold them until maturity. At December 31, 1999 and 1998, the amortized cost of the HTM portfolio amounted to $54.2 million and $103.8 million, respectively, decreasing as a result of scheduled maturities within the portfolio. At December 31, 1999 and 1998, the fair value of the HTM portfolio exceeded its amortized cost by $449,000 and $2.7 million, respectively. The HTM portfolio is carried at amortized cost.

     The AFS portfolio, representing the remainder of the investment portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital and other factors. At December 31, 1999, the AFS portfolio was $2.2 billion compared with $2.1 billion at year-end 1998. Rising interest rates during the second half of 1999 unfavorably impacted the fair market value of the AFS portfolio resulting in unrealized losses of $41.9 million being recorded, net of tax, as a separate component of other comprehensive income compared to unrealized gains of $2.8 million, net of tax, recorded during 1998. Sales of AFS securities resulted in realized net losses of $533,000 and realized net gains of $686,000 for the years ended December 31, 1999 and 1998, respectively. The net losses incurred during 1999 were a result of management's decision to restructure portions of the investment portfolio in an attempt to optimize yields in the future.

     Taxable equivalent interest income on investment securities was $139.5 million for 1999, up $4.9 million from the $134.6 million earned in 1998. Changes in interest rates, product mix, and credit spreads reduced taxable equivalent interest income on investments by $2.5 million while volume increases contributed $7.4 million. The average yield on investments was 6.47 percent in 1999 versus 6.60 percent in 1998. For additional information see Table 6, "Net Interest Income Analysis -- Taxable Equivalent Basis" and Table 7, "Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis." Interest income on investment securities, as recorded in the consolidated income statement, was $133.3 million for 1999 versus $128.0 million for 1998.


                                FUNDING SOURCES

     Funding sources, which include deposits, short-term borrowings, and long-term borrowings, averaged $8.0 billion during 1999, up $575.4 million or
7.8 percent from 1998's level of $7.4 billion.

Deposits

     Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CD's") and transaction accounts, increased $99.2 million to $6.2 billion at December 31, 1999 when compared with December 31, 1998. This increase is primarily due to internal growth and deposits acquired through acquisitions. Centura acquired $39.6 million in deposits as a result of the acquisition of Scotland in the first quarter. On average, total deposits increased $146.9 million in 1999 to $6.0 billion, a 2.5 percent increase over 1998's average of $5.9 billion.

     On average, the deposit mix experienced some migration between categories during 1999. The largest shift occurred between money market accounts and CD's less than $100,000, which represented 22.8 percent and 28.7 percent of total deposits at December 31, 1999, respectively, compared to 19.4 percent and 32.7 percent at December 31, 1998. Money market accounts, on average, continued to outpace the growth in all other deposit products in 1999, increasing $237.0 million to total $1.4 billion. Centura's money market accounts offer competitive rates and provide greater customer flexibility. The largest component of deposits, CD's less than $100,000, averaged $1.7 billion for 1999, a decrease of $189.8 million from 1998's average of $1.9 billion. CD's with denominations of $100,000 or greater averaged $581.1 million during 1999 and $470.2 million during 1998. Transaction account balances (interest checking and noninterest-bearing demand deposits) on average increased 4.8 percent or $78.1 million over the prior year and represented 28.1 percent of total deposits at December 31, 1999.

     Core deposits, which provide a stable source of low cost of funds, include noninterest-bearing demand, interest checking, money market, CD's with balances less than $100,000, and savings accounts. Core deposits, on average, grew $60.2 million between periods. For the years ended December 31, 1999 and 1998, average core deposits constituted 90.1 percent and 91.3 percent of total average deposits, respectively.

     Interest expense on deposits declined $14.4 million to $202.8 million for 1999 compared with $217.2 million for 1998. As shown in Table 6, "Net Interest Income Analysis -- Taxable Equivalent Basis," the cost of interest-bearing deposits declined 35 basis points to 3.97 percent for 1999. The decline in deposit interest expense was driven primarily by the rate environment which favorably impacted interest expense by $17.2 million offset $2.8 million due to volume changes. The lower rate environment during the first half of 1999, changes in the portfolio mix as described above, and an emphasis on more efficient and competitive product pricing improved the cost of funds for deposits.


Other Funding Sources

     Management utilizes short-term borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes. Borrowed funds were $1.4 billion at period-end 1999 and averaged $1.2 billion for the year. For comparison, 1998 period-end borrowed funds were $1.3 billion and $1.0 billion on average. On average, borrowed funds represented 15.5 percent of Centura's total average funding sources for 1999 compared with 13.8 percent in 1998. The average interest rate paid on borrowed funds declined 30 basis points to 4.94 percent at December 31, 1999. The change in mix of short-term debt from higher to lower cost debt in combination with falling interest rates during the first half of 1999 contributed to this decline. Interest expense on borrowed funds increased by $7.5 million between periods, primarily a result of increased volume during 1999.

     Long-term debt at December 31, 1999 was $760.9 million, increasing $146.6 million over year-end 1998. Long-term debt includes $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by CCTI. CCTI issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in fixed-rate Junior Subordinated Deferrable Interest Debentures ("junior debentures") issued by Centura. The junior debentures, scheduled to mature in June 2027, are the primary assets of CCTI. Centura has guaranteed the obligations of CCTI under the Capital Securities. For risk-based capital calculations, the Capital Securities are included as a component of Tier I capital. Also included in long-term debt at year-end are advances from the Federal Home Loan Bank of $534.9 million and $125.0 million of 6.5 percent subordinated bank notes that were issued during the first quarter of 1999. For the years ended December 31, 1999 and 1998, long-term debt averaged $724.2 million and $509.3 million, respectively. Interest expense on long-term debt increased $10.3 million over 1998, of which $6.3 million was directly attributable to the bank note issuance. The average rates paid on long-term debt were 5.97 percent and 6.46 percent for 1999 and 1998, respectively.


                  NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. The net interest margin, defined as taxable equivalent net interest income divided by average interest-earning assets, declined 8 basis points to
4.29 percent for 1999 compared to 4.37 percent for 1998. The margin was unfavorably impacted by slightly tighter credit spreads for loans in increasingly competitive markets and the partial reliance of funding these loans with market-rate sensitive liabilities.

     Net interest income for 1999 was $339.5 million compared to $318.1 million in the prior year. On a taxable equivalent basis, net interest income increased $21.4 million to $346.8 million from the $325.4 million reported in 1998.

     Table 6 and Table 7 provide additional information related to net interest income and the net interest margin.


Table 6
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                      1999                                  1998
                                      ------------------------------------- -------------------------------------
                                                     Interest                              Interest
                                         Average      Income/     Average      Average      Income/     Average
                                         Balance      Expense   Yield/Rate     Balance      Expense   Yield/Rate
                                      ------------- ---------- ------------ ------------- ---------- ------------
                                                                      (thousands)
ASSETS
Loans, including fees ...............  $5,869,276    $511,309  8.71%         $5,377,042    $492,748       9.16%
Taxable securities ..................   2,127,406     136,887  6.43           2,004,495     131,423       6.56
Tax-exempt securities ...............      30,275       2,656  8.77              36,272       3,181       8.77
Short-term investments ..............      54,414       3,014  5.54              31,797       1,666       5.24
                                       ----------    --------                ----------    --------
Interest-earning assets, gross ......   8,081,371     653,866  8.09           7,449,606     629,018       8.44
Net unrealized gains (losses) on
 available for sale securities ......     (12,076)                               18,482
Other assets, net ...................     751,739                               717,256
                                       ----------                            ----------
 Total assets .......................  $8,821,034                            $8,185,344
                                       ==========                            ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest checking ...................  $  770,106    $  8,221  1.07%         $  755,789    $ 10,280       1.36%
Money market ........................   1,378,795      54,453  3.95           1,141,811      48,741       4.27
Savings deposits ....................     273,238       4,061  1.49             327,408       6,512       1.99
Time deposits .......................   2,685,670     136,075  5.07           2,799,622     151,683       5.42
                                       ----------    --------                ----------    --------
Total interest-bearing deposits .....   5,107,809     202,810  3.97           5,024,630     217,216       4.32
Borrowed funds ......................   1,235,317      61,038  4.94           1,021,744      53,502       5.24
Long-term debt ......................     724,188      43,245  5.97             509,276      32,909       6.46
                                       ----------    --------                ----------    --------
Interest-bearing liabilities ........   7,067,314     307,093  4.35           6,555,650     303,627       4.63
                                                     --------                ----------    --------
Demand, noninterest-bearing .........     928,097                               864,354
Other liabilities ...................     130,066                               125,553
Shareholders' equity ................     695,557                               639,787
                                       ----------                            ----------
 Total liabilities and
  shareholders' equity ..............  $8,821,034                            $8,185,344
                                       ==========                            ==========
Interest rate spread ................                          3.74%                                      3.81%
Net yield on interest-earning
 assets, gross ......................  $8,081,371    $346,773  4.29%         $7,449,606    $325,391       4.37%
                                       ==========    ========                ==========    ========
Taxable equivalent adjustment .......                $  7,307                              $  7,300
                                                     ========                              ========



                                                      1997
                                      -------------------------------------
                                                      Interest
                                         Average      Income/     Average
                                         Balance      Expense    Yield/Rate
                                      ------------- ----------- -----------
                                                   (thousands)
ASSETS
Loans, including fees ...............  $4,766,390    $446,523       9.37%
Taxable securities ..................   1,792,053     119,265       6.66
Tax-exempt securities ...............      42,272       3,782       8.93
Short-term investments ..............      33,606       1,845       5.51
                                       ----------    --------
Interest-earning assets, gross ......   6,634,321     571,415       8.61
Net unrealized gains (losses) on
 available for sale securities ......       4,426
Other assets, net ...................     570,261
                                       ----------
 Total assets .......................  $7,209,008
                                       ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest checking ...................  $  668,027    $ 11,162       1.67%
Money market ........................     838,071      35,369       4.22
Savings deposits ....................     332,150       7,177       2.16
Time deposits .......................   2,723,629     149,961       5.51
                                       ----------    --------
Total interest-bearing deposits .....   4,561,877     203,669       4.46
Borrowed funds ......................     841,193      45,193       5.37
Long-term debt ......................     424,982      27,959       6.58
                                       ----------    --------
Interest-bearing liabilities ........   5,828,052     276,821       4.75
                                                     --------
Demand, noninterest-bearing .........     737,666
Other liabilities ...................      91,190
Shareholders' equity ................     552,100
                                       ----------
 Total liabilities and
  shareholders' equity ..............  $7,209,008
                                       ==========
Interest rate spread ................                               3.86%
Net yield on interest-earning
 assets, gross ......................  $6,634,321    $294,594       4.44%
                                       ==========    ========
Taxable equivalent adjustment .......                $  7,727
                                                     ========

---------
(1) Nonaccrual loans are included in average balances for yield computations.

(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 1999 of 35.00% and 7.00%, for 1998 of 35.00% and 7.25%, and for 1997 of 35.00%
    and 7.50% for federal and state purposes, respectively.

Table 7
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE VARIANCE -- TAXABLE EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                                           1999-1998                                  1998-1997
                                            ----------------------------------------   ---------------------------------------
                                                                   Variance                                  Variance
                                              Income/          Attributable to           Income/          Attributable to
                                              Expense     --------------------------     Expense     -------------------------
                                              Variance      Volume          Rate         Variance      Volume         Rate
                                            -----------   ----------   -------------   -----------   ----------   ------------
                                                                               (thousands)
INTEREST INCOME
Loans, including fees ...................    $  18,561     $ 43,661      $ (25,100)      $46,225      $56,141      $  (9,916)
Taxable securities ......................        5,464        7,949         (2,485)       12,158       13,952         (1,794)
Tax-exempt securities ...................         (525)        (526)             1          (601)        (527)           (74)
Short-term investments ..................        1,348        1,248            100          (179)         (97)           (82)
                                             ---------     --------      ---------       -------      -------      ---------
 Total interest income ..................       24,848       52,332        (27,484)       57,603       69,469        (11,866)
INTEREST EXPENSE
Interest checking .......................       (2,059)         191         (2,250)         (882)       1,354         (2,236)
Money market ............................        5,712        9,560         (3,848)       13,372       12,961            411
Savings deposits ........................       (2,451)        (970)        (1,481)         (665)        (101)          (564)
Time deposits ...........................      (15,608)      (6,020)        (9,588)        1,722        4,142         (2,420)
                                             ---------     --------      ---------       -------      -------      ---------
Total interest-bearing deposits .........      (14,406)       2,761        (17,167)       13,547       18,356         (4,809)
Borrowed funds ..........................        7,536       10,687         (3,151)        8,309        9,480         (1,171)
Long-term debt ..........................       10,336       12,994         (2,658)        4,950        5,456           (506)
                                             ---------     --------      ---------       -------      -------      ---------
 Total interest expense .................        3,466       26,442        (22,976)       26,806       33,292         (6,486)
                                             ---------     --------      ---------       -------      -------      ---------
 Net interest income ....................    $  21,382     $ 25,890      $  (4,508)      $30,797      $36,177      $  (5,380)
                                             =========     ========      =========       =======      =======      =========

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

     Total nonperforming assets, including nonperforming loans and foreclosed properties, were $31.8 million at December 31, 1999 compared with $38.1 million at December 31, 1998. Nonperforming assets as a percentage of total assets were
0.35 percent and 0.43 percent at December 31, 1999 and 1998, respectively. Declines in the loans secured by real estate, commercial and industrial and other real estate owned categories of $2.6 million, $1.9 million and $1.8 million, respectively, were primarily responsible for this improvement. Table 10, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years.

     During the third quarter of 1999, Centura charged off $11.8 million of loans outstanding to Pluma, Inc. ("Pluma"), an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear. Including this credit, 1999 year-to-date net charge-offs were 0.55* percent of average loans versus 0.26* percent for 1998. Gross charge-offs were $34.7 million for 1999 compared with $17.4 million in the prior year. Recoveries were down $519,000, totaling $2.9 million for 1999. Had Pluma remained a performing loan, net charge-offs would have been approximately $20.0 million or 0.35* percent of average loans. Commercial and industrial net charge-offs, experiencing the largest increase, rose $15.6 million over 1998, primarily a result of the $11.8 million Pluma charge-off. The remaining increase in net charge-offs was spread across the remaining loan categories.

     The allowance for loan and lease losses ("AFLL") is the amount considered adequate to cover probable incurred credit losses in Centura's loan portfolio existing at the balance sheet date. The AFLL grew by $1.2 million to total $73.5 million at December 31, 1999, compared to $72.3 million last year. At December 31, 1999, Centura's AFLL as a percentage of total outstanding loans was 1.25* percent compared to 1.27* percent at December 31, 1998. The amount provided for loan losses during 1999 totaled $33.0 million as compared to $15.6 million for 1998.

     For additional information with respect to the activity in the AFLL, see Tables 8 and 9, "Analysis of Allowance for Loan Losses" and "Allocation of Allowance for Loan Losses," respectively.

     The allocated portion of the allowance of $55.0 million as of December 31, 1999 includes both a specific and general allocation. The AFLL for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. The AFLL for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates. Loss percentages assigned for each loan grade used to develop the general allowance are determined based on periodic evaluation of actual loss experience over a period of time and management's estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the AFLL is assessed. Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. Included in the AFLL is an unallocated amount that represents the result of analyzing less quantifiable factors such as economic trends and other risk factors that are inherent in the loan portfolio. During 1999, Centura management adjusted the risk factors used for general allocation of the allowance among the respective loan categories. The risk factors were revised primarily in consideration of the trend in historical charge-off levels, enhanced loan underwriting procedures and an evaluation of current economic trends and market conditions. A combination of the risk factor adjustments and growth in the loan portfolio accounted for the $965,000 and $1.7 million increases in the allowance allocated to the commercial (including financial and agricultural) and consumer portfolios, respectively. However, as a percentage of the AFLL, commercial and consumer allocations were relatively unchanged from the prior year at 23.7 percent and
18.9 percent, respectively, at December 31, 1999 compared with 22.8 percent and
16.8 percent, respectively, at December 31, 1998. Approximately one-half of Centura's loan portfolio consists of real estate mortgage loans. Accordingly, the $5.1 million decline in the AFLL allocated to these loans was primarily attributable to the adjustments in the risk factors. The $5.1 million decline in the AFLL allocated to leases is primarily the result of lower volumes due to Centura's decreased emphasis on the auto leasing product line which had failed to meet target objectives. The increase in the unallocated amount was influenced by the decline in the leasing portfolio, the impact of the instability within the tobacco and other agricultural industries, the continued assessment of the First Coastal portfolio, and the effects of the flooding from Hurricane Floyd on the consumer portfolios.
---------
* Calculation excludes mortgage loans held for sale.

     Loans past due ninety or more days were $7.4 million at December 31, 1999, down $1.7 million from the prior year. Accrual of interest on loans is discontinued when management has serious doubts that such interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     In addition to nonperforming assets and past due loans, management has identified approximately $25.0 million in loans that are currently performing in accordance with their contractual terms that management believes may become nonperforming during the remaining term of the loan.

     Management believes the AFLL to be adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for probable incurred current losses in the loan portfolio. However, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. The AFLL is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the AFLL and the size of the AFLL in comparison to peer banks identified by the regulatory agencies. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of Centura.

Table 8
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                              1999        1998         1997         1996         1995
                                                          ----------- ------------ ------------ ------------ ------------
                                                                              (dollars in thousands)
Allowance for loan losses at beginning of year ..........   $72,310     $ 68,576     $ 63,105     $ 59,038     $ 52,492
Allowance related to loans sold and subsidiary sale .....      (556)          --           --           --           --
Allowance for acquired loans ............................       605        2,068        3,133        1,240        3,460
Provision for loan losses ...............................    32,977       15,644       13,643        9,746        8,079
Charge-offs:
 Real estate loans ......................................     1,921        1,469        1,888        1,024        2,061
 Commercial and industrial loans ........................    20,056        4,644        4,674        3,900        2,893
 Agricultural loans (excluding real estate) .............       260           95          256           70          229
 Consumer loans .........................................     8,516        7,547        5,628        4,690        3,226
 Leases .................................................     3,892        3,503        2,164          668          381
 Other ..................................................        34          100          133           56           51
                                                            -------     --------     --------     --------     --------
   Total charge-offs ....................................    34,679       17,358       14,743       10,408        8,841
                                                            -------     --------     --------     --------     --------
Recoveries on loans previously charged-off:
 Real estate loans ......................................       147          162          699          815          641
 Commercial and industrial loans ........................       998        1,193        1,640        1,391        2,166
 Agricultural loans (excluding real estate) .............         2           --           45           10           --
 Consumer loans .........................................     1,483        1,851        1,007        1,195        1,019
 Leases .................................................       231          174           47           78           22
                                                            -------     --------     --------     --------     --------
   Total recoveries on loans previously charged-off .....     2,861        3,380        3,438        3,489        3,848
                                                            -------     --------     --------     --------     --------
Net charge-offs .........................................    31,818       13,978       11,305        6,919        4,993
                                                            -------     --------     --------     --------     --------
Allowance for loan losses at end of year ................   $73,518     $ 72,310     $ 68,576     $ 63,105     $ 59,038
                                                            =======     ========     ========     ========     ========
Allowance and loss ratios:
Allowance for loan losses to total loans* ...............      1.25%        1.27%        1.37%        1.40%        1.38%
Net charge-offs to average loans* .......................      0.55         0.26         0.24         0.16         0.12
Allowance for loan losses to nonperforming loans ........      2.64x        2.24x        2.29x        2.70x        2.56x

---------
* Calculation excludes mortgage loans held for sale.

Table 9
--------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                     1999       1998       1997       1996       1995
                                                  ---------- ---------- ---------- ---------- ----------
                                                                       (thousands)
Commercial, financial, and agricultural .........  $17,443    $16,478    $14,601    $13,255    $12,442
Consumer ........................................   13,874     12,146     10,925      8,249      8,675
Real estate -- mortgage .........................   14,777     19,912     17,180     15,663     17,851
Real estate -- construction and land development     5,523      7,022      6,429      7,267      6,561
Leases ..........................................    3,363      8,489      5,865      2,142      1,060
Unallocated .....................................   18,538      8,263     13,576     16,529     12,449
                                                   -------    -------    -------    -------    -------
Allowance for loan losses at end of year ........  $73,518    $72,310    $68,576    $63,105    $59,038
                                                   =======    =======    =======    =======    =======

     The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations. Refer to Table 3 for percentages of loans in each category to total loans.


Table 10
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------

                                                    1999         1998         1997         1996         1995
                                                ------------ ------------ ------------ ------------ ------------
                                                                     (dollars in thousands)
Nonaccrual loans ..............................   $ 27,824     $ 32,293     $ 29,969     $ 22,839     $ 22,116
Restructured loans ............................         --           --           --          497          954
                                                  --------     --------     --------     --------     --------
 Nonperforming loans ..........................     27,824       32,293       29,969       23,336       23,070
Foreclosed property ...........................      4,012        5,812        6,537        5,709        8,639
                                                  --------     --------     --------     --------     --------
Total nonperforming assets ....................   $ 31,836     $ 38,105     $ 36,506     $ 29,045     $ 31,709
                                                  ========     ========     ========     ========     ========
Accruing loans past due ninety days or more ...   $  7,391     $  9,095     $  7,052     $  8,916     $  6,132
Nonperforming assets to:
 Loans and foreclosed property* ...............       0.54%        0.67%        0.73%        0.64%        0.74%
 Total assets .................................       0.35         0.43         0.47         0.42         0.49

---------
* Calculation excludes mortgage loans held for sale.



                        NONINTEREST INCOME AND EXPENSE

     Noninterest income ("NII") for 1999 totaled $152.7 million compared to $140.5 million for 1998, an increase of $12.2 million or 8.7 percent. As a percentage of total revenues, defined as the sum of taxable equivalent net interest income and noninterest income, NII grew 41 basis points to 30.6 percent.

     The increase in NII for 1999 was primarily driven by growth in income received from service charges on deposits, brokerage commissions, credit card related fees, and other noninterest income. Service charges on deposit accounts, the largest component of NII, increased $5.1 million to $54.3 million, with changes to the fee structure for checking account products and NSF fee increases in the beginning of 1999 accounting for the increase. Brokerage commissions, supported by favorable market conditions during the year, were up $3.1 million. Credit card related fees increased $1.9 million over 1998, reflecting greater volume and the restructuring of the Travelsmart credit card product. Other noninterest income includes a gain of $4.9 million recorded as a result of the sale of Centura's technology leasing subsidiary, CLG. Operating lease income, directly impacted by this sale, was down $1.3 million for the year.

     Mortgage income for 1999 was $23.1 million, $514,000 greater than 1998. During 1999, Centura sold its Ginnie Mae servicing portfolio, resulting in a gain of $3.4 million. The sale was driven by the value inherent in the rate environment at the time of the sale combined with the increased operating efficiencies expected from selling the labor intensive portfolio. Excluding the gain from this sale, mortgage income, affected by rising interest rates causing origination volume to slow, declined $2.9 million from prior year.

     The acquisition of Capital Advisors in the first quarter of 1999 increased broker loan fees, another component of NII, by $3.0 million. Unfavorably impacting NII were $1.2 million relating to securities sales, reflecting management's decision to restructure portions of the investment portfolio in an attempt to optimize yields in the future and $3.9 million in losses from sales of fixed assets.

     Excluding non-recurring merger-related expenses of $6.9 million, noninterest expense ("NIE") totaled $295.2 million, a 1.7 percent increase over 1998 and produced an efficiency ratio of 59.10 percent. Including the merger-related expenses, NIE increased $11.7 million or 4.0 percent to $302.1 million for 1999, compared to 1998 NIE of $290.4 million. Personnel costs are the single largest component of NIE and increased 3.9 percent or $5.7 million over 1998. Normal salary growth in combination with higher fringe benefit costs were primarily responsible for this increase. Offsetting the rise in personnel costs was management's decision not to pay certain incentive-based bonuses as a result of Centura not achieving established targets. Occupancy expenses and equipment expenses increased $1.3 million and decreased $1.9 million, respectively, compared to 1998. Fees for outsourced services, i.e., the outsourcing of various functions such as items processing, property management, and call processing generated from Centura's telephone banking center, all of which are heavily volume based, were up $1.9 million for the year ended December 31, 1999. The increase is attributed to greater volumes associated with growth in the customer base and the integration of new customers gained through acquisitions and new locations. As expected, the 1999 acquisitions contributed to an increase in intangibles amortization of $1.5 million for total intangibles amortization of $10.4 million for the year. Telephone expenses increased $830,000 over 1998.

     Marketing expense, office supply costs and losses other than loans decreased, $2.5 million, $873,000 and $1.6 million, respectively. Marketing expenses dropped as a result of decreased emphasis on marketing campaigns.

     As discussed below in the "Year 2000" section, Centura incurred additional expense related to Year 2000 remediation efforts. Direct and indirect expenses for 1999 and 1998, which are included throughout the various components of noninterest expense, were approximately $4.8 million and $5.0 million, respectively.


                              INCOME TAX EXPENSE

     Income tax expense for 1999, 1998 and 1997 was $53.1 million, $52.3 million and $45.0 million, respectively. The 1999, 1998 and 1997 effective tax rates were 33.79 percent, 34.25 percent, and 34.04 percent, respectively. The effective tax rate was reduced in 1999 as a result of adjustments to expected recoverable amounts. Refer to the Notes to Consolidated Financial Statements,
Note 15, for a reconciliation of the statutory federal income tax rate of 35.00 percent to the effective tax rates for the periods presented.


                         EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of December 31, 1999 and 1998 was $689.7 million and $676.2 million, respectively, and represented 7.6 percent and 7.7 percent of year-end assets, respectively. The growth in shareholders' equity has been a function of the retention of earnings, the issuance of common stock in connection with acquisitions and the exercise of stock options. Offsetting increases to shareholders' equity are repurchases of common stock, which Centura executes from time to time, unrealized gains and losses on available for sale securities and dividends to shareholders. For the year ended December 31, 1999, Centura repurchased 650,000 shares of its common stock for an aggregate cost of $32.3 million.

     Centura's common stock is traded on the New York Stock Exchange under the symbol "CBC". At December 31, 1999, Centura had approximately 13,233 shareholders and had 28,117,897 shares outstanding. Annual cash dividends have consistently increased and have been paid without interruption over the past 33 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. For 1999 and 1998, cash dividends paid were $35.0 million and $31.3 million, respectively, representing $1.25 and $1.14 on a per share basis, respectively, before restatement for the merger with First Coastal. On a restated basis, per share dividends were $1.25 and $1.11 for 1999 and 1998, respectively.

     Centura's capital ratios are greater than the minimums required by regulatory guidelines. Centura intends to maintain an optimal capital and leverage mix. At December 31, 1999, Centura and the Bank had the requisite capital levels to qualify as well capitalized. As a result of its well capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. The Bank has deposits insured under both of the FDIC's insurance funds, the BIF and the SAIF. Centura's total capital and Tier I capital were $874.1 million and $703.7 million, respectively at the end of 1999. Note 20 in the consolidated financial statements presents the capital ratios for Centura and the Bank for 1999 and 1998. As discussed in the "Liquidity" section, Capital Securities are a component of Tier I capital.

Table 11
--------------------------------------------------------------------------------
CAPITAL RATIOS OF CENTURA
--------------------------------------------------------------------------------

                                    Total           Tier I        Tier I
                                   Capital          Capital      Leverage
                                 -----------     -----------    ---------
1999 ........................         12.83%         10.33%         7.92%
1998 ........................         10.79          10.18          7.79
Minimum requirement .........(> or = ) 8.00  (> or =) 4.00 (> or =) 4.00
                                      ------        ------         ------

     Regulatory agencies have generally taken the position not to include net unrealized gains or losses on available for sale investment securities in calculating Tier 1 capital.


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

     Investment securities are an important tool to Centura's liquidity management objective. Securities classified as available for sale represent an accessible source of liquidity through either repurchase programs or liquidation.

     The Bank's traditional funding sources consist primarily of established federal funds lines with major banks, proceeds from matured investments, contracts to repurchase investment securities, principal repayments on loans, and core deposit growth. At December 31, 1999, the Bank had $2.0 billion in total federal funds lines available. In addition, the Bank had the ability to borrow up to $693.2 million from the FHLB, of which $634.9 million was outstanding at year-end 1999.

     The Bank also has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 1999, there were $125.0 million of 6.5 percent 10 year subordinated bank notes outstanding. There were no bank notes outstanding at year-end 1998. In addition, Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposit.

     Finally, Centura has the ability to draw from an unsecured line of credit of up to $60.0 million. At both December 31, 1999 and 1998, $10.0 million was outstanding under this line.

     Management is not aware of any events that are reasonably likely to have a material effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations, which if implemented, would have a material effect on Centura.


                                  MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Centura's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. Centura's objective is to manage the mix of interest-sensitive assets and liabilities to minimize interest rate risk and stabilize the net interest margin and the market value of equity while optimizing profit potential. Centura does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk.

     The table below illustrates the scheduled maturity of selected on-balance sheet financial instruments and their estimated fair values at December 31, 1999. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted-average interest rate by exposure category. Weighted-average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on rates evolving along the implied forward yield curve at year-end and reflect market conventional prepayment behavior. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into "core" and "non-core" components. The non-core cashflows are scheduled to mature in 2000 while the core cashflows are presented based on management's assessment of runoff.

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


Table 12
--------------------------------------------------------------------------------
RATE SENSITIVE ON-BALANCE SHEET FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                               Principal Maturing in:
                                -----------------------------------------------------------------------------------
                                      2000           2001          2002          2003         2004      Thereafter
                                --------------- ------------- ------------- ------------- ------------ ------------
                                                              (dollars in thousands)
Rate Sensitive Assets:
Loans, gross
 Fixed rate ...................   $ 1,381,859     $ 543,162     $ 336,416     $ 199,283     $ 92,804    $ 182,676
 Average rate (%) .............          8.13          8.53          8.49          8.42         7.86         8.25
 Variable rate ................     1,920,954       599,251       320,320       241,675       51,110      109,873
 Average rate (%) .............          9.25         10.29         10.35         10.45         9.70         9.52
Investment securities
 Fixed rate ...................       291,078       371,667       422,432       258,941      149,507      560,016
 Average rate (%) .............          6.37          6.18          6.07          5.99         6.28         6.47
 Variable rate ................        29,407        80,590        18,685        29,873       22,645       76,096
 Average rate (%) .............          6.62          7.07          7.78          7.66         7.46         8.53
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $ 1,432,105     $ 172,837     $ 172,837     $ 172,837     $172,837    $ 345,671
 Average rate (%) .............          3.65          2.64          2.61          2.61         2.63         2.68
Time deposits .................     2,095,212       237,251       265,147        32,507       64,544       79,891
 Average rate (%) .............          5.09          5.21          5.98          6.04         6.44         7.27
Borrowed funds ................     1,400,247            --            --            --           --           --
 Average rate (%) .............          4.96            --            --            --           --           --
Long-term debt ................       285,744       154,516        80,400        10,124          128      229,988
 Average rate (%) .............          5.86          7.19          6.57          5.30         2.54         7.48



                                                  Fair Value
                                                 December 31,
                                     Total           1999
                                --------------- -------------
                                   (dollars in thousands)
Rate Sensitive Assets:
Loans, gross
 Fixed rate ...................   $ 2,736,200    $2,742,781
 Average rate (%) .............          8.27
 Variable rate ................     3,243,183     3,316,262
 Average rate (%) .............          9.66
Investment securities
 Fixed rate ...................     2,053,641     2,009,921
 Average rate (%) .............          6.25
 Variable rate ................       257,296       255,393
 Average rate (%) .............          7.61
Rate Sensitive Liabilities:
Interest-bearing checking,
 savings, money market ........   $ 2,469,124    $2,469,124
 Average rate (%) .............          3.23
Time deposits .................     2,774,552     2,769,215
 Average rate (%) .............          5.29
Borrowed funds ................     1,400,247     1,400,247
 Average rate (%) .............          4.96
Long-term debt ................       760,900       759,829
 Average rate (%) .............          6.69

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

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and option contracts ("swaps, floors, caps, futures and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps, floors and caps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 13 summarizes Centura's off-balance sheet derivative financial instruments at December 31, 1999. Notional amounts represent the amount on which calculations of interest payments to be exchanged are based. Refer to Note 16 of the Notes to Consolidated Financial Statements for a comparative summary of Centura's off-balance sheet instruments at December 31, 1999 and 1998 and for a detailed discussion of related risks and to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policy for these off-balance sheet financial instruments. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.


Table 13
--------------------------------------------------------------------------------
RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

                                                                   Notional Amounts Maturing In:
                                   ---------------------------------------------------------------------------------------------
                                        2000          2001          2002         2003         2004     Thereafter      Total
                                   ------------- ------------- ------------- ------------ ----------- ------------ -------------
                                                                      (dollars in thousands)
Corporation pays fixed
 rates/receives variable .........   $ 118,000     $ 165,000     $ 110,000    $  45,000    $      --   $  44,219     $ 482,219
 Average rate paid (%) ...........        6.05          5.92          5.85         4.95           --        6.10          5.86
 Average rate received (%) .......        6.23          6.10          6.15         6.10           --        5.95          6.13
Corporation pays variable
 rates/receives fixed ............      93,000       218,000            --       40,000       40,000     165,000       556,000
 Average rate paid (%) ...........        6.18          6.13            --         6.06         6.06        5.91          6.06
 Average rate received (%) .......        5.67          5.99            --         5.96         5.94        6.37          6.04
Corporation pays variable
 rates/receives variable .........      50,000            --            --           --           --          --        50,000
 Average rate paid (%) ...........        6.51            --            --           --           --          --          6.51
 Average rate received (%) .......        6.12            --            --           --           --          --          6.12
Interest rate floors (LIBOR) .....      50,000        30,000        50,000           --           --          --       130,000
 Average strike rate (%) .........        6.00          6.00          5.50           --           --          --          5.81
Interest rate floors (CMS) .......          --            --            --      125,000           --          --       125,000
 Average strike rate (%) .........          --            --            --         5.20          --           --          5.20
Interest rate caps (LIBOR) .......          --            --        10,000           --       12,000          --        22,000
 Average strike rate (%) .........          --            --          7.00           --         7.00          --          7.00
Interest rate caps (CMS) .........          --            --            --      125,000           --          --       125,000
 Average strike rate (%) .........          --            --            --         6.94           --          --          6.94



                                                              Weighted
                                                               Average
                                     Fair Value   Carrying    Remaining
                                      December      Value    Contractual
                                      31, 1999    December      Term
                                    Gain/(Loss)   31, 1999     (Years)
                                   ------------- ---------- ------------
                                          (dollars in thousands)
Corporation pays fixed
 rates/receives variable .........  $  10,209       $ --          2.6
 Average rate paid (%) ...........
 Average rate received (%) .......
Corporation pays variable
 rates/receives fixed ............    (12,788)        --          4.4
 Average rate paid (%) ...........
 Average rate received (%) .......
Corporation pays variable
 rates/receives variable .........         (8)        --          0.2
 Average rate paid (%) ...........
 Average rate received (%) .......
Interest rate floors (LIBOR) .....        110        366          1.3
 Average strike rate (%) .........
Interest rate floors (CMS) .......        127         --          3.8
 Average strike rate (%) .........
Interest rate caps (LIBOR) .......        418        374          3.8
 Average strike rate (%) .........
Interest rate caps (CMS) .........     (3,554)        --          3.8
 Average strike rate (%) .........

     Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 1999 shows Centura's interest rate risk position to be relatively neutral: net interest income would not vary by more than approximately 2 percent and the estimated market value of equity would not vary by more than approximately 3.5 percent. Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholders' equity and a satisfactorily high and stable estimated market value of equity.

     An interest rate gap analysis is shown in Table 14 as of December 31, 1999. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management's assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. At December 31, 1999, Centura had a negative one-year cumulative interest sensitivity gap of approximately $930.3 million. The interest rate gap analysis is a static indicator which does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Table 14
--------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------

                                                              As of December 31, 1999 (2)
                                                     ---------------------------------------------
                                                           1-30           31-60          61-90
                                                           Days           Days           Days
                                                     --------------- -------------- --------------
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS
Loans ..............................................   $ 3,327,293     $  177,875     $  129,978
Investment securities ..............................       104,763         20,504         33,673
Other short-term investments .......................       127,988             --             --
                                                       -----------     ----------     ----------
Total interest-earning assets ......................     3,560,044        198,379        163,651
Notional amount of interest rate swaps .............       133,838        107,425        280,956
                                                       -----------     ----------     ----------
Total interest-earning assets and off-balance sheet
 derivative financial instruments ..................   $ 3,693,882     $  305,804     $  444,607
                                                       ===========     ==========     ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100.............................   $   155,031     $   76,074     $   88,810
All other deposits (1) .............................     1,591,410        382,320        400,409
Borrowed funds .....................................     1,225,247        175,000             --
Long-term debt .....................................        50,126        204,104        200,076
                                                       -----------     ----------     ----------
Total interest-bearing liabilities .................     3,021,814        837,498        689,295
Notional amount of interest rate swaps .............       178,000        145,000        253,000
                                                       -----------     ----------     ----------
Total interest-bearing liabilities and off-balance
 sheet derivative financial instruments ............   $ 3,199,814     $  982,498     $  942,295
                                                       ===========     ==========     ==========
Interest sensitivity gap per period ................   $   494,068     $ (676,694)    $ (497,688)
Cumulative interest sensitivity gap ................   $   494,068     $ (182,626)    $ (680,314)
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities ....................          1.15x          0.96x          0.87x



                                                                            As of December 31, 1999 (2)
                                                     -------------------------------------------------------------------------
                                                                                         Total         Total
                                                          91-180          181-365        Under          Over
                                                           Days            Days         One Year      One Year       Total
                                                     ---------------- -------------- ------------- ------------- -------------
                                                                              (dollars in thousands)
INTEREST-EARNING ASSETS
Loans ..............................................   $    342,635     $  510,342    $4,488,123    $1,491,260    $5,979,383
Investment securities ..............................         94,941        220,430       474,311     1,836,626     2,310,937
Other short-term investments .......................             --             --       127,988            --       127,988
                                                       ------------     ----------    ----------    ----------    ----------
Total interest-earning assets ......................        437,576        730,772     5,090,422     3,327,886     8,418,308
Notional amount of interest rate swaps .............         65,000         38,000       625,219       463,000     1,088,219
                                                       ------------     ----------    ----------    ----------    ----------
Total interest-earning assets and off-balance sheet
 derivative financial instruments ..................   $    502,576     $  768,772    $5,715,641    $3,790,886    $9,506,527
                                                       ============     ==========    ==========    ==========    ==========
INTEREST-BEARING LIABILITIES
Time deposits over $100.............................   $    147,674     $  117,579    $  585,168    $   91,871    $  677,039
All other deposits (1) .............................        684,648        413,038     3,471,825     2,018,971     5,490,796
Borrowed funds .....................................             --             --     1,400,247            --     1,400,247
Long-term debt .....................................          5,231          5,207       464,744       296,156       760,900
                                                       ------------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities .................        837,553        535,824     5,921,984     2,406,998     8,328,982
Notional amount of interest rate swaps .............         85,000         63,000       724,000       364,219     1,088,219
                                                       ------------     ----------    ----------    ----------    ----------
Total interest-bearing liabilities and off-balance
 sheet derivative financial instruments ............   $    922,553     $  598,824    $6,645,984    $2,771,217    $9,417,201
                                                       ============     ==========    ==========    ==========    ==========
Interest sensitivity gap per period ................   $   (419,977)    $  169,948    $ (930,343)
Cumulative interest sensitivity gap ................   $ (1,100,291)    $ (930,343)
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities ....................           0.82x          0.86x

---------
(1) To be consistent with simulation modeling, checking, regular money market, and regular savings accounts are separated into core and non-core components. The non-core component is repriced evenly over the first 3 months. The core component is spread evenly over a 7 year period.

(2) Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities' principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.



                            FOURTH QUARTER RESULTS

     Net income for 1999's fourth quarter was $29.9 million or $1.05 per diluted share, up from the $25.4 million or $0.88 per diluted share earned for the comparable 1998 period.

     Average interest-earning assets for 1999's fourth quarter were $8.2 billion compared to $7.8 billion in the prior year, up $399.6 million. Average interest-bearing liabilities also increased, up $375.5 million over prior years fourth quarter. The average rate earned and paid on interest-earning assets and interest-bearing liabilities was 8.16 percent and 4.51 percent, respectively, for fourth quarter 1999 compared to 8.13 percent and 4.41 percent, respectively, for fourth quarter 1998. Taxable equivalent net interest income increased $4.4 million over 1998, principally due to the growth in average interest-earning asset volume. Interest expense for the three months ended December 31, 1999 was $82.2 million, an increase of $6.1 million over the prior year quarter. This variance was attributable primarily to volume growth which added $5.6 million to interest expense. The net interest margin declined 3 basis points to 4.23 percent.

     Noninterest income declined $2.3 million when compared to fourth quarter 1998 to total $34.2 million. Mortgage income declined $3.2 million between quarters, a result of slower loan volume in a rising interest rate environment. The third quarter 1999 sale of CLG caused operating lease income to drop $1.4 million when comparing fourth quarter 1999 with fourth quarter 1998. Increases of $1.2 million, $575,000, and $387,000 were realized in brokerage commissions, service charges on deposits, and credit card related fees, respectively. Securities gains and losses were up $651,000 over 1998, reflecting gains realized on the sale of Centura's investment in Triangle stock.

     Noninterest expense declined 7.0 percent from the fourth quarter of 1998 to total $69.7 million for the fourth quarter of 1999. Personnel expenses were down $2.2 million, reflecting 95 fewer FTE's. Higher fringe benefit costs offset these savings. Decreased emphasis on marketing campaigns favorably impacted marketing expenses by $1.2 million. Equipment costs were down $1.1 million, primarily the result of equipment coming off lease. Losses other than loans were down $897,000.

     The efficiency ratio for the fourth quarter of 1999 improved 532 basis points over 1998's fourth quarter to 56.93 percent.

     Table 15, "Quarterly Financial Summary," presents the quarterly results of operations, selected average balances and certain other selected data by quarter for the years ended December 31, 1999 and 1998.


Table 15
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY
--------------------------------------------------------------------------------

                                                         1999
                                -------------------------------------------------------
                                    Fourth        Third         Second        First
                                   Quarter       Quarter       Quarter       Quarter
                                ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands)
Interest income ...............   $ 168,540     $ 162,465     $ 157,982     $ 157,572
Interest expense ..............      82,249        76,183        73,877        74,784
                                  ---------     ---------     ---------     ---------
Net interest income ...........      86,291        86,282        84,105        82,788
Provision for loan losses .....       5,900        14,400         6,411         6,266
Noninterest income ............      34,243        41,459        38,758        38,233
Noninterest expense ...........      69,675        75,602        73,968        82,818
Income taxes ..................      15,040        12,996        13,695        11,360
                                  ---------     ---------     ---------     ---------
Net income ....................   $  29,919     $  24,743     $  28,789     $  20,577
                                  =========     =========     =========     =========
PER COMMON SHARE
Net income -- basic ...........   $   1.06      $    .87      $   1.01      $    .72
Net income -- diluted .........       1.05           .86          1.00           .71
Cash dividends paid ...........        .32           .32           .32           .29
SELECTED AVERAGE BALANCES
 (millions)
Assets ........................   $   8,962     $   8,776     $   8,774     $   8,770
Loans .........................       5,891         5,864         5,872         5,850
Deposits ......................       6,109         6,012         6,015         6,006
Shareholders' equity ..........         691           702           696           693
MARKET PRICES
High ..........................   $  52.938     $  58.125     $  62.000     $  73.875
Low ...........................      41.375        39.625        54.938        58.188
Close .........................      44.125        41.375        56.375        58.188



                                                         1998
                                -------------------------------------------------------
                                    Fourth        Third         Second        First
                                   Quarter       Quarter       Quarter       Quarter
                                ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
(thousands)
Interest income ...............   $ 158,137     $ 158,560     $ 156,045     $ 148,976
Interest expense ..............      76,185        77,186        76,758        73,498
                                  ---------     ---------     ---------     ---------
Net interest income ...........      81,952        81,374        79,287        75,478
Provision for loan losses .....       4,575         4,041         3,635         3,393
Noninterest income ............      36,564        37,018        34,625        32,314
Noninterest expense ...........      74,919        74,391        72,425        68,662
Income taxes ..................      13,625        13,613        12,770        12,249
                                  ---------     ---------     ---------     ---------
Net income ....................   $  25,397     $  26,347     $  25,082     $  23,488
                                  =========     =========     =========     =========
PER COMMON SHARE
Net income -- basic ...........   $    .90      $    .93      $    .89      $    .85
Net income -- diluted .........        .88           .92           .87           .83
Cash dividends paid ...........        .29           .28           .28           .26
SELECTED AVERAGE BALANCES
 (millions)
Assets ........................   $   8,561     $   8,226     $   8,149     $   7,798
Loans .........................       5,591         5,433         5,358         5,120
Deposits ......................       5,985         5,965         5,860         5,742
Shareholders' equity ..........         673           652           630           603
MARKET PRICES
High ..........................   $  74.375     $  71.125     $  75.500     $  72.188
Low ...........................      60.250        56.000        61.313        64.688
Close .........................      74.375        63.000        62.500        71.250

                             1998 COMPARED TO 1997

     Centura reported net income of $100.3 million or $3.50 per diluted share for the year ended December 31, 1998 compared with $87.2 million or $3.11 per diluted share reported in 1997. Items of significance are discussed below.

     Net interest income on a taxable equivalent basis increased by $30.8 million, or 10.5 percent, to $325.4 million in 1998, primarily due to the impact of average interest-earning asset growth which exceeded the growth in interest-bearing liabilities. Average interest-earning assets increased $831.2 million while interest-bearing liabilities increased $727.6 million. The net interest margin decreased to 4.37 percent during 1998 from 4.44 percent during 1997. The margin was influenced by the interest rate environment, tighter credit spreads, increased competition and changes in the product mix. Net interest income, excluding the taxable equivalent adjustment, was $318.1 million in 1998 compared to $286.9 million in 1997.

     Nonperforming assets were $38.1 million at December 31, 1998, representing
0.43 percent of total assets, compared with $36.5 million or 0.47 percent of total assets at year-end 1997, with nonaccrual leases accounting for a majority of the increase. The allowance for loan losses represented 1.27* percent of total loans at year-end 1998 compared with coverage of 1.37* percent at year-end 1997. The decline in the allowance was the result of substantial loan growth during the fourth quarter of 1998, a portion of which were mortgage loans held for sale that were sold during the first quarter of 1999. Net charge-offs increased 2 basis points to 0.26* percent of average loans.

     Noninterest income for 1998 increased $28.3 million to $140.5 million compared to $112.3 million for 1997. Service charges on deposits increased $7.8 million, primarily as a result of new deposits and the impact of a mid-1997 fee increase for NSF transactions. Other service charges, commissions and fees were up $8.1 million, driven by growth of $4.8 million in insurance commissions and $617,000 in securities commissions. The addition of M&J in 1998 and Betts & Company in 1997 supported the growth in insurance commissions. Mortgage income, benefiting from 1998's low interest rate environment, added an additional $8.1 million to noninterest income over 1997. Heavier volume contributed to increases of $2.9 million, $1.3 million, and $1.6 million in net operating lease income, credit card fees and trust fees, respectively.

     Noninterest expense for 1998 when compared to 1997 increased by $37.0 million to total $290.4 million. Personnel costs were up $22.1 million driven by additional full time equivalents. Occupancy and equipment expenses combined increased $2.0 million, impacted by the additions of financial stores through the Pee Dee acquisition and the opening of 7 supermarket locations. Other noninterest expenses, up $13.2 million over 1997, represented increases in fees for outsourced services, intangibles amortization and telephone expenses which were partially offset by savings for marketing expenses and legal and professional fees.


                                   YEAR 2000

     As of the date of this report, Centura has not experienced any material effects related to the Year 2000 readiness problem. Although Centura has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that Centura will not be impacted in the future. Centura will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

     Monitoring and managing the Year 2000 project resulted in additional nonrecurring expenditures. Direct costs included charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which were not enhanced. In addition to the direct costs, indirect costs were also incurred. These indirect costs consisted principally of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Emerging Issues Task Force provided guidance concerning the accounting for the costs related to Year 2000 modification. The costs of the modifications were treated as regular maintenance and repair and charged to expense as incurred.

     These direct and indirect costs did not have a material effect on Centura's results of operations. Including direct and indirect expenditures, Centura expensed approximately $4.8 million and $5.0 million related to Year 2000 compliance efforts during 1999 and 1998, respectively.
---------
* Calculation excludes mortgage loans held for sale.

                          CURRENT ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cashflows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activitie -- Deferral of the Effective Date of FASB 133." This Statement defers the effective date of SFAS 133 for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of evaluating the impact of adopting SFAS 133. Centura anticipates adopting this Statement on January 1, 2001.

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


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 29-32 of the Form 10-K for quantitative and qualitative disclosures about market risk.

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


/S/Michael S. Patterson
Michael S. Patterson
Chairman of the Board

/S/Cecil W. Sewell, Jr.
Cecil W. Sewell, Jr.
Chief Executive Officer

/S/Steven J. Goldstein
Steven J. Goldstein
Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CENTURA BANKS, INC.

     We have audited the accompanying consolidated balance sheets of Centura Banks, Inc. and subsidiaries (the "Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centura Banks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ KPMG LLP

Raleigh, North Carolina
January 11, 2000

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31,
                                                                                           ---------------------------
                                                                                                1999          1998
                                                                                           ------------- -------------
                                                                                            (thousands, except share
                                                                                                      data)
ASSETS
Cash and due from banks ..................................................................  $  285,468    $  289,230
Due from banks, interest-bearing .........................................................      12,302        21,963
Federal funds sold .......................................................................     115,686        17,646
Investment securities:
 Available for sale (cost of $2,256,770 and $2,036,707, respectively) ....................   2,210,698     2,057,270
 Held to maturity (fair value of $54,616 and $106,432, respectively) .....................      54,167       103,767
Loans, net of unearned income ............................................................   5,979,383     5,833,670
 Less allowance for loan losses ..........................................................      73,518        72,310
                                                                                            ----------    ----------
    Net loans ............................................................................   5,905,865     5,761,360
Premises and equipment ...................................................................     116,764       120,405
Other assets .............................................................................     422,298       423,919
                                                                                            ----------    ----------
Total assets .............................................................................  $9,123,248    $8,795,560
                                                                                            ==========    ==========
LIABILITIES
Deposits:
 Demand, noninterest-bearing .............................................................  $  924,159    $  979,346
 Interest-bearing ........................................................................   4,566,637     4,569,243
 Time deposits over $100 .................................................................     677,039       520,060
                                                                                            ----------    ----------
    Total deposits .......................................................................   6,167,835     6,068,649
Borrowed funds ...........................................................................   1,400,247     1,299,337
Long-term debt ...........................................................................     760,900       614,284
Other liabilities ........................................................................     104,541       137,085
                                                                                            ----------    ----------
Total liabilities ........................................................................   8,433,523     8,119,355
                                                                                            ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares authorized; none issued .................          --            --
Common stock, no par value, 50,000,000 shares authorized; shares issued and outstanding of
 28,117,897 and 28,318,226, respectively .................................................     192,536       205,237
Common stock acquired by ESOP ............................................................         (28)         (107)
Retained earnings ........................................................................     526,384       458,375
Accumulated other comprehensive (loss) income ............................................     (29,167)       12,700
                                                                                            ----------    ----------
Total shareholders' equity ...............................................................     689,725       676,205
                                                                                            ----------    ----------
Total liabilities and shareholders' equity ...............................................  $9,123,248    $8,795,560
                                                                                            ==========    ==========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                         1999           1998          1997
                                                                    -------------- ------------- -------------
                                                                      (thousands, except share and per share
                                                                                      data)
INTEREST INCOME
Loans, including fees .............................................  $   510,210    $   492,020   $   446,115
Investment securities:
 Taxable ..........................................................      131,591        125,933       113,244
 Tax-exempt .......................................................        1,744          2,099         2,484
Short-term investments ............................................        3,014          1,666         1,845
                                                                     -----------    -----------   -----------
Total interest income .............................................      646,559        621,718       563,688
INTEREST EXPENSE
Deposits ..........................................................      202,810        217,216       203,669
Borrowed funds ....................................................       61,038         53,502        45,193
Long-term debt ....................................................       43,245         32,909        27,959
                                                                     -----------    -----------   -----------
Total interest expense ............................................      307,093        303,627       276,821
                                                                     -----------    -----------   -----------
NET INTEREST INCOME ...............................................      339,466        318,091       286,867
Provision for loan losses .........................................       32,977         15,644        13,643
                                                                     -----------    -----------   -----------
Net interest income after provision for loan losses ...............      306,489        302,447       273,224
NONINTEREST INCOME
Service charges on deposit accounts ...............................       54,291         49,184        41,431
Credit card and related fees ......................................        8,237          6,358         5,036
Other service charges, commissions, and fees ......................       34,650         30,910        22,787
Fees for trust services ...........................................       10,340          9,304         7,737
Mortgage income ...................................................       23,074         22,560        14,413
Other noninterest income ..........................................       22,634         21,519        20,713
Securities (losses) gains, net ....................................         (533)           686           151
                                                                     -----------    -----------   -----------
Total noninterest income ..........................................      152,693        140,521       112,268
NONINTEREST EXPENSE
Personnel .........................................................      149,093        143,440       121,356
Occupancy .........................................................       19,720         18,410        15,957
Equipment .........................................................       20,279         22,225        22,702
Foreclosed real estate losses and related operating expense, net ..        1,611          1,258         1,470
Merger-related expenses ...........................................        6,858             --            --
Other operating expense ...........................................      104,502        105,064        91,872
                                                                     -----------    -----------   -----------
Total noninterest expense .........................................      302,063        290,397       253,357
                                                                     -----------    -----------   -----------
Income before income taxes ........................................      157,119        152,571       132,135
Income taxes ......................................................       53,091         52,257        44,974
                                                                     -----------    -----------   -----------
NET INCOME ........................................................  $   104,028    $   100,314   $    87,161
                                                                     ===========    ===========   ===========
NET INCOME PER COMMON SHARE
Basic .............................................................  $      3.66    $      3.57   $      3.17
Diluted ...........................................................         3.62           3.50          3.11
AVERAGE COMMON SHARES OUTSTANDING
Basic .............................................................   28,397,523     28,115,907    27,489,803
Diluted ...........................................................   28,764,663     28,674,665    28,058,427

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                 Common Stock
                                          ---------------------------
                                                                        Common
                                                                        Stock
                                                                       Acquired   Retained
                                              Shares        Amount     By ESOP    Earnings
                                          -------------- ------------ --------- ------------
                                                    (thousands, except share data)
Balance, December 31, 1996 ..............   27,358,428    $ 196,949    $ (395)   $ 318,056
Comprehensive income:
 Net income .............................           --           --        --       87,161
 Minimum pension liability
  adjustment ............................           --           --        --           --
 Unrealized gains on securities,
  net of tax ............................           --           --        --           --
  Comprehensive income ..................
Common stock issued:
 Stock option plans and stock awards           327,912        5,572        --           --
 Acquisitions ...........................       44,443        2,528        --           --
Repurchases of common stock .............     (175,000)     (10,289)       --           --
Cash dividends declared .................           --           --        --      (28,915)
Other ...................................           --        2,190       144         (252)
                                            ----------    ---------    ------    ---------
Balance, December 31, 1997 ..............   27,555,783    $ 196,950    $ (251)   $ 376,050
Comprehensive income:
 Net income .............................           --           --        --      100,314
 Minimum pension liability
  adjustment ............................           --           --        --           --
 Unrealized gains on securities,
  net of tax ............................           --           --        --           --
  Comprehensive income ..................
Common stock issued:
 Stock option plans and stock awards           181,459        3,888        --           --
 Acquisitions ...........................      625,984        6,179        --        6,353
Repurchases of common stock .............      (45,000)      (3,041)       --           --
Cash dividends declared .................           --           --        --      (24,342)
Other ...................................           --        1,261       144           --
                                            ----------    ---------    ------    ---------
Balance, December 31, 1998 ..............   28,318,226    $ 205,237    $ (107)   $ 458,375
Comprehensive income:
 Net income .............................           --           --        --      104,028
 Minimum pension liability
  adjustment ............................           --           --        --           --
 Unrealized losses on securities,
  net of tax ............................           --           --        --           --
  Comprehensive income ..................
Common stock issued:
 Stock option plans and stock awards           326,806        7,546        --           --
 Acquisitions ...........................      122,865        8,512        --         (301)
Repurchases of common stock .............     (650,000)     (32,291)       --           --
Cash dividends declared .................           --           --        --      (34,980)
Other ...................................           --        3,532        79         (738)
                                            ----------    ---------    ------    ---------
Balance, December 31, 1999 ..............   28,117,897    $ 192,536    $  (28)   $ 526,384
                                            ==========    =========    ======    =========



                                                   Accumulated Other
                                              Comprehensive Income (Loss)
                                          ------------------------------------
                                              Unrealized Gains/      Minimum        Total
                                           (Losses) on Securities    Pension    Shareholders'
                                             Available for Sale     Liability      Equity
                                          ------------------------ ----------- --------------
                                                    (thousands, except share data)
Balance, December 31, 1996 ..............        $   1,529           $  (77)     $ 516,062
Comprehensive income:
 Net income .............................               --               --         87,161
 Minimum pension liability
  adjustment ............................               --             (203)          (203)
 Unrealized gains on securities,
  net of tax ............................            8,488               --          8,488
                                                                                 ---------
  Comprehensive income ..................                                           95,446
Common stock issued:
 Stock option plans and stock awards                    --               --          5,572
 Acquisitions ...........................               --               --          2,528
Repurchases of common stock .............               --               --        (10,289)
Cash dividends declared .................               --               --        (28,915)
Other ...................................               --               --          2,082
                                                 ---------           ------      ---------
Balance, December 31, 1997 ..............        $  10,017           $ (280)     $ 582,486
Comprehensive income:
 Net income .............................               --               --        100,314
 Minimum pension liability
  adjustment ............................               --              198            198
 Unrealized gains on securities,
  net of tax ............................            2,765               --          2,765
                                                                                 ---------
  Comprehensive income ..................                                          103,277
Common stock issued:
 Stock option plans and stock awards                    --               --          3,888
 Acquisitions ...........................               --               --         12,532
Repurchases of common stock .............               --               --         (3,041)
Cash dividends declared .................               --               --        (24,342)
Other ...................................               --               --          1,405
                                                 ---------           ------      ---------
Balance, December 31, 1998 ..............        $  12,782           $  (82)     $ 676,205
Comprehensive income:
 Net income .............................               --                         104,028
 Minimum pension liability
  adjustment ............................               --               80             80
 Unrealized losses on securities,
  net of tax ............................          (41,947)              --        (41,947)
                                                                                 ---------
  Comprehensive income ..................                                           62,161
Common stock issued:
 Stock option plans and stock awards                    --               --          7,546
 Acquisitions ...........................               --               --          8,211
Repurchases of common stock .............               --               --        (32,291)
Cash dividends declared .................               --               --        (34,980)
Other ...................................               --               --          2,873
                                                 ---------           ------      ---------
Balance, December 31, 1999 ..............        $ (29,165)          $   (2)     $ 689,725
                                                 =========           ======      =========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Years ended
                                                                                         December 31,
                                                                                         -------------
                                                                                              1999
                                                                                         -------------
                                                                                          (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................................  $   104,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ..............................................................       32,977
Depreciation on assets under operating lease ...........................................       13,320
Depreciation and amortization, excluding depreciation on assets under operating lease ..       38,030
Deferred income taxes ..................................................................        5,977
Loan fees deferred, net ................................................................        2,798
Bond premium amortization and discount accretion, net ..................................           78
Losses (gains) on sales of investment securities .......................................          533
Loss on sales of foreclosed real estate ................................................          380
Gain on sales of equipment under lease .................................................       (2,821)
Gain on sale of subsidiary .............................................................       (4,893)
Gain on sale of mortgage servicing rights ..............................................       (3,392)
Proceeds from sales of mortgage loans held for sale ....................................      786,208
Originations, net of principal repayments, of mortgage loans held for sale .............     (711,464)
Increase in accrued interest receivable ................................................       (1,256)
Increase in accrued interest payable ...................................................        6,155
Net change in other assets and other liabilities .......................................      (56,019)
                                                                                          -----------
Net cash provided (used) by operating activities .......................................      210,639
                                                                                          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ..................................................................     (241,055)
Purchases of:
 Securities available for sale .........................................................     (785,341)
 Securities held to maturity ...........................................................           --
 Premises and equipment ................................................................      (19,385)
 Other .................................................................................           --
Proceeds from:
 Sales of securities available for sale ................................................      162,665
 Maturities and issuer calls of securities available for sale ..........................      403,792
 Maturities and issuer calls of securities held to maturity ............................       49,851
 Sales of foreclosed real estate .......................................................        8,642
 Dispositions of premises and equipment ................................................        6,421
 Dispositions of equipment utilized in leasing activities ..............................        7,369
 Sale of mortgage servicing rights .....................................................        8,295
Net cash received in mergers, acquisitions and divestitures ............................        3,105
                                                                                          -----------
Net cash used by investing activities ..................................................     (395,641)
                                                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...............................................................       59,604
Net increase in borrowed funds .........................................................      101,407
Proceeds from issuance of long-term debt ...............................................      253,637
Repayment of long-term debt ............................................................      (83,441)
Cash dividends paid ....................................................................      (34,980)
Proceeds from issuance of common stock, net ............................................        5,683
Repurchases of common stock ............................................................      (32,291)
Other ..................................................................................           --
                                                                                          -----------
Net cash provided by financing activities ..............................................      269,619
                                                                                          -----------
Increase (decrease) in cash and cash equivalents .......................................       84,617
Cash and cash equivalents, beginning of year ...........................................      328,839
                                                                                          -----------
Cash and cash equivalents, end of year .................................................  $   413,456
                                                                                          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ..............................................................................  $   300,938
 Income taxes ..........................................................................       56,086
Noncash transactions:
 Stock issued for acquisitions and other stock issuances, net ..........................       13,607
 Unrealized securities (losses) gains, net .............................................      (66,635)
 Dividends declared, but not yet paid ..................................................           --
 Loans transferred to foreclosed property ..............................................        7,222



                                                                                            Years ended December 31,
                                                                                         -------------------------------
                                                                                               1998            1997
                                                                                         --------------- ---------------
                                                                                                   (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................................  $     100,314   $      87,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ..............................................................         15,644          13,643
Depreciation on assets under operating lease ...........................................         13,030           7,247
Depreciation and amortization, excluding depreciation on assets under operating lease ..         37,047          38,609
Deferred income taxes ..................................................................          9,468          15,976
Loan fees deferred, net ................................................................            815            (583)
Bond premium amortization and discount accretion, net ..................................          2,148             561
Losses (gains) on sales of investment securities .......................................           (686)           (151)
Loss on sales of foreclosed real estate ................................................             96             601
Gain on sales of equipment under lease .................................................         (5,550)         (3,534)
Gain on sale of subsidiary .............................................................             --              --
Gain on sale of mortgage servicing rights ..............................................             --              --
Proceeds from sales of mortgage loans held for sale ....................................        937,159         487,060
Originations, net of principal repayments, of mortgage loans held for sale .............     (1,039,284)       (503,208)
Increase in accrued interest receivable ................................................         (1,862)         (2,525)
Increase in accrued interest payable ...................................................          5,590             382
Net change in other assets and other liabilities .......................................        (87,528)        (42,151)
                                                                                          -------------   -------------
Net cash provided (used) by operating activities .......................................        (13,599)         99,088
                                                                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ..................................................................       (608,127)       (267,611)
Purchases of:
 Securities available for sale .........................................................     (1,069,878)     (1,505,519)
 Securities held to maturity ...........................................................             --         (52,222)
 Premises and equipment ................................................................        (15,511)        (19,906)
 Other .................................................................................             --         (50,136)
Proceeds from:
 Sales of securities available for sale ................................................        220,549         578,767
 Maturities and issuer calls of securities available for sale ..........................        577,013         646,579
 Maturities and issuer calls of securities held to maturity ............................        101,533          99,410
 Sales of foreclosed real estate .......................................................          7,306           6,354
 Dispositions of premises and equipment ................................................          2,917           1,858
 Dispositions of equipment utilized in leasing activities ..............................         22,570           4,016
 Sale of mortgage servicing rights .....................................................             --              --
Net cash received in mergers, acquisitions and divestitures ............................         32,610         149,315
                                                                                          -------------   -------------
Net cash used by investing activities ..................................................       (729,018)       (409,095)
                                                                                          -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...............................................................        148,035         200,368
Net increase in borrowed funds .........................................................        451,916         119,919
Proceeds from issuance of long-term debt ...............................................        294,281         128,665
Repayment of long-term debt ............................................................       (109,892)       (107,364)
Cash dividends paid ....................................................................        (31,322)        (28,349)
Proceeds from issuance of common stock, net ............................................          2,953           4,403
Repurchases of common stock ............................................................         (3,041)        (10,289)
Other ..................................................................................           (577)         (1,469)
                                                                                          -------------   -------------
Net cash provided by financing activities ..............................................        752,353         305,884
                                                                                          -------------   -------------
Increase (decrease) in cash and cash equivalents .......................................          9,736          (4,123)
Cash and cash equivalents, beginning of year ...........................................        319,103         323,226
                                                                                          -------------   -------------
Cash and cash equivalents, end of year .................................................  $     328,839   $     319,103
                                                                                          =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ..............................................................................  $     298,037   $     276,439
 Income taxes ..........................................................................         24,123          28,385
Noncash transactions:
 Stock issued for acquisitions and other stock issuances, net ..........................         13,467           3,697
 Unrealized securities (losses) gains, net .............................................          4,322          13,675
 Dividends declared, but not yet paid ..................................................             --           6,981
 Loans transferred to foreclosed property ..............................................          6,545           7,746

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Capital Trust I ("CCTI") and Centura Bank (the "Bank"). Centura also has a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company. The Bank also has various wholly-owned subsidiaries which in the aggregate represent approximately nine percent of total assets. All significant intercompany transactions are eliminated in consolidation.

     Certain amounts reported in prior years have been reclassified to conform with current year presentation. The reclassifications have no effect on shareholders' equity or net income as previously reported.


     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("AFLL"), the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of mortgage servicing rights ("MSRs").


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


     Investment Securities

     Centura's investments are classified based on management's intention as either held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. Debt securities that Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes.

     HTM investment securities are stated at cost, net of the amortization of premium and the accretion of discount. AFS investment securities are used as a part of Centura's asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors.

     Securities transactions are recognized on a trade-date basis. The cost of securities sold is determined on a specific identification basis. Premiums and discounts are amortized or accreted into income using the level-yield method over the estimated lives of the assets.

     Loans

     Substantially all loans accrue interest using the level-yield method based on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and amortized as an adjustment to interest income over the estimated life of the related loans using a method that approximates a constant yield.

     Centura originates certain residential mortgage loans with the intent to sell. Such loans held for sale are included in loans in the accompanying consolidated balance sheets and are carried at the lower of cost or fair value on an aggregate loan basis as determined by outstanding commitments from investors or current quoted market prices.


     Allowance for Loan Losses

     The AFLL represents management's estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management's periodic evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, and the growth and risk composition of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.


     Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

     A loan is considered to be impaired when, based on current information, it is probable Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

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

     Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. At December 31, 1999 and 1998, the net book value of other real estate properties was $4.0 million and $5.8 million, respectively.


     Mortgage Servicing Rights

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. To determine fair value, MSRs are stratified on the basis of numerous financial characteristics including servicing fee, maturity, interest rate, repricing index, etc. Expected cash flows are determined by applying prepayment estimates to the contractual term of the serviced loans. The fair value is estimated by discounting these cash flows through the serviced loan's expected maturity date. The discount rate used is based on market yields and includes a risk premium reflecting the credit and interest rate risk inherent in each strata of servicing rights. Cash flows and fair values are calculated over a broad range of possible interest rate paths that are based on market volatility estimates, with the reported fair value representing the average value for those interest rate paths.


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


     Other Assets and Other Liabilities

     Intangible assets are principally comprised of goodwill and are included in other assets. Goodwill represents the excess of cost over the fair value of net assets acquired in purchase acquisitions and is generally being amortized over 15 years. At December 31, 1999 and 1998, goodwill, net of accumulated amortization, was $114.9 million and $102.9 million, respectively.

     Negative goodwill, included in other liabilities, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserve and reducing the basis in bank premises and equipment and other noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over a period of ten years, the period estimated to be benefited. At December 31, 1999 and 1998, negative goodwill, net of accumulated accretion, was $3.5 million and $4.8 million, respectively.

     Centura has included as other assets equipment under operating lease contracts. For the years ended December 31, 1999, 1998, and 1997, $6.2 million, $7.5 million, and $4.6 million, respectively, of net operating lease rental income was recorded in other noninterest income.

     Also included in other assets is Centura's investment in FGHE, which is accounted for using the equity method of accounting. At December 31, 1999 and 1998, the investment in FGHE, net of accumulated amortization, was $29.7 million and $33.3 million, respectively. Retained earnings at December 31, 1999 includes undistributed losses from FGHE totaling $1.8 million. Undistributed earnings of $1.9 million were recognized in 1998.

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


     Net Income Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 367,140, 558,758, and 568,624 shares at December 31, 1999, 1998, and 1997 respectively. Dilutive potential common shares are calculated using the treasury stock method.


     Stock-Based Employee Compensation

     Most of Centura's stock-based employee compensation plans provide for the deferral of compensation in exchange for stock options. As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Centura accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). See Note 13 for the required SFAS 123 pro-forma disclosures.


     Off-Balance Sheet Derivative Financial Instruments

     Off-balance sheet derivative financial instruments, such as interest rate swaps ("swaps"), interest rate floor and cap arrangements ("floors" and "caps," respectively), and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized swaps, floors and caps. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes, third party financial models, and internal pricing analytics. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related designated asset or liability. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or a finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is approximately equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the swap is no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration are generally the same as those for a swap arrangement.

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

     Cash and Due From Banks (including those that are interest-bearing), Federal Funds Sold, and Accrued Interest Receivable -- The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

     Investment Securities -- The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

     Loans -- For fair value calculations, loans are categorized by business purpose and divided into fixed and variable classifications. These classifications are further segmented into like groups based on financial characteristics such as maturity, coupon, reprice index, etc. Final maturities and expected cash flows are determined by applying prepayment estimates to the contractual term of the loans. The fair values of loans are estimated by discounting cash flows through the loan's expected maturity date. The discount rate is based on market yields that include a risk premium reflecting the credit and interest rate risk inherent in each class of loan. Cash flows and fair values are calculated over a broad range of possible future interest rate paths with the reported fair value representing the average value for those interest rate paths.

     Deposits -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, are considered to approximate the amount payable on demand at year-end.

The fair value of time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.


     Borrowed Funds, Accrued Interest Payable, and Long-term Debt -- The fair value of borrowed funds and accrued interest payable approximates its carrying amount due to its short-term nature. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rates are based on market rates for debt of the same remaining maturities.


     Current Accounting Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cash flows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB 133." This Statement defers the effective date of SFAS 133 for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of evaluating the impact of adopting SFAS 133. Management anticipates adopting this Statement on January 1, 2001.

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


NOTE 2 -- OTHER COMPREHENSIVE INCOME OR LOSS

     The components of other comprehensive income or loss are summarized below for the years ended December 31:



                                                                1999                                  1998
                                               -------------------------------------- ------------------------------------
                                                                Tax                                    Tax
                                                Before-Tax   (Expense)    After-Tax    Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit       Amount       Amount      Benefit      Amount
                                               ------------ ----------- ------------- ------------ ----------- -----------
                                                                               (thousands)
Unrealized gains on securities:
 Unrealized (losses) gains arising
  during period .............................. $(67,168)     $24,908      $ (42,260)     $5,008     $ (1,824)     $3,184
 Less: Reclassification for realized
  (losses) gains .............................     (533)         220           (313)        686         (267)        419
                                               --------      -------      ---------      ------     --------      ------
 Unrealized (losses) gains, net of
  reclassification ...........................  (66,635)      24,688        (41,947)      4,322       (1,557)      2,765
Minimum pension liability adjustment .........      132          (52)            80         328         (130)        198
                                               --------      -------      ---------      ------     --------      ------
Other comprehensive (loss) income ............ $(66,503)     $24,636      $ (41,867)     $4,650     $ (1,687)     $2,963
                                               ========      =======      =========      ======     ========      ======



                                                              1997
                                               -----------------------------------
                                                                Tax
                                                Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit     Amount
                                               ------------ ----------- ----------
                                                           (thousands)
Unrealized gains on securities:
 Unrealized (losses) gains arising
  during period ..............................   $13,826     $ (5,246)    $8,580
 Less: Reclassification for realized
  (losses) gains .............................       151          (59)        92
                                                 -------     --------     ------
 Unrealized (losses) gains, net of
  reclassification ...........................    13,675       (5,187)     8,488
Minimum pension liability adjustment .........      (338)         135       (203)
                                                 -------     --------     ------
Other comprehensive (loss) income ............   $13,337     $ (5,052)    $8,285
                                                 =======     ========     ======

NOTE 3 -- MERGERS, ACQUISITIONS, AND DIVESTITURES
     Centura consummated the following mergers and acquisitions during 1999, 1998, and 1997.



                                                                      Acquisition
                                                                         Date      Assets   Loans   Deposits   Shares Issued
                                                                     ------------ -------- ------- ---------- --------------
                                                                                    (millions, except shares)
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
 Capital Advisors ..................................................    1/07/99     $  1    $ --      $ --         122,865
 Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC ...............    2/05/99       57      41        40              --
 Moore & Johnson, Inc. ("M&J"), insurance agency ...................    1/30/98     $  3    $ --      $ --          48,950
 NBC Bank, FSB ("NBC"), deposit assumption .........................    7/24/98       17       4        17              --
 Clyde Savings Bank, A Division of the Hometown Bank,
   ("Clyde"), deposit assumption ...................................   10/15/98        6      --         6              --
 Branch Banking and Trust Company and United Carolina Bank
   ("BB&T"), deposit assumption ....................................    8/15/97     $313    $171      $313              --
 Betts & Company ("Betts"), insurance agency .......................   11/03/97        1      --        --          44,443
 NationsBank, N.A. ("NationsBank"), deposit assumption .............   11/13/97       86      52        86              --
 First Union National Bank ("First Union"), deposit assumption .....   12/05/97       16      --        16              --
MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS:
 First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach,
   VA ..............................................................    3/26/99     $527    $433      $380       1,706,875
 Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC ............    3/27/98     $138    $ 93      $125         577,034

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger have been restated as though the entities had been combined for the periods presented except as indicated otherwise for the Pee Dee transaction discussed below. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction.

     On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The acquisition was accounted for using the purchase method of accounting, and approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet.

     On February 5, 1999, Centura completed the acquisition of Scotland, based in Laurinburg, North Carolina. The acquisition was accounted for as a purchase. Goodwill of approximately $6.6 million was recorded in other assets on the consolidated balance sheet.

     On March 26, 1999, Centura merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax charges of $8.4 million, which includes $6.9 million in merger-related expenses and $1.5 million in provision for loan losses recorded to align the allowance for loan loss factors between the two entities. Included in these merger-related expenses were severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998.

     The following table summarizes these merger-related charges as well as the remaining liability at December 31, 1999:



                                                          Utilized in     Remaining Balance
Merger-Related Charges                        Pre-tax         1999        December 31, 1999
------------------------------------------   ---------   -------------   ------------------
                                                             (in thousands)
Severance costs ..........................    $  770         $  770             $ --
Write-off of unrealizable assets .........     1,259          1,059              200
Contract terminations ....................     2,071          1,337              734
Professional costs .......................     1,683          1,683               --
Other merger-related expenses ............     1,075          1,068                7
                                              ------         ------             ----
Total merger-related expenses ............    $6,858         $5,917             $941
                                              ======         ======             ====

     The following table presents the historical results of operations for Centura and First Coastal and the consolidated results of operations after giving effect to the merger:



                                                                                Centura and
                                                                               First Coastal
                                                   Centura     First Coastal     Combined
                                                ------------- --------------- --------------
                                                     (in thousands, except share data)
Year ended December 31, 1998
 Net interest income, after provision .........   $ 284,174      $ 18,273       $ 302,447
 Noninterest income ...........................     134,700         5,821         140,521
 Noninterest expense ..........................     271,689        18,708         290,397
 Net income ...................................      96,871         3,443         100,314
 Net income per common share:
   Basic ......................................   $    3.67      $   0.69       $    3.57
   Diluted ....................................        3.60          0.67            3.50
Year ended December 31, 1997
 Net interest income, after provision .........   $ 254,487      $ 18,737       $ 273,224
 Noninterest income ...........................     108,367         3,901         112,268
 Noninterest expense ..........................     237,376        15,981         253,357
 Net income ...................................      83,058         4,103          87,161
 Net income per common share:
   Basic ......................................   $    3.22      $   0.82       $    3.17
   Diluted ....................................        3.15          0.81            3.11

     On January 30, 1998, Centura consummated the acquisition of M&J, an insurance agency with its principal operations in Raleigh, North Carolina. M&J added approximately $3.0 million in assets and $3.2 million of goodwill was recorded.

     On July 24, 1998, Centura assumed approximately $17.0 million of deposits and $4.0 million of loans from NBC. The transaction added approximately $1.7 million to goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel.

     On October 15, 1998, Centura consummated a deposit assumption from Clyde. In the transaction, Centura assumed approximately $6.0 million of deposits from Clyde's branch office located in Franklin, North Carolina. Goodwill of $358,000 was recorded.

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

     On August 15, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from BB&T. Centura acquired thirteen offices located in ten communities in eastern and southeastern North Carolina. The purchase price exceeded the fair value of net assets acquired which resulted in $35.0 million recorded as goodwill, included in other assets on the consolidated balance sheet.

     On November 3, 1997, Centura consummated its acquisition of Betts, an independent insurance agency based in Rocky Mount, North Carolina. The merger was consummated through the issuance of 44,443 shares of Centura common stock. The purchase price exceeded the fair value of the net assets acquired and accordingly, goodwill of $2.6 million was recorded. The activities of Betts continue through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank.

     On November 13, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from NationsBank. Centura acquired five banking centers, all located in North Carolina. Goodwill of $7.8 million was recorded as an other asset on the consolidated balance sheet. In addition, on December 5, 1997 Centura acquired $16.0 million in deposits from First Union's Bakersfield, North Carolina office and accordingly, goodwill of approximately $921,000 was recorded.

     On September 30, 1999, Centura sold its technology leasing subsidiary, CLG, Inc. The pretax net gain recorded on this sale was $4.9 million.


NOTE 4 -- INVESTMENT SECURITIES

     A summary of investment securities by type at December 31 follows:



                                                        1999
                                ----------------------------------------------------
                                  Amortized    Unrealized   Unrealized      Fair
                                     Cost         Gains       Losses        Value
                                ------------- ------------ ------------ ------------
                                                    (thousands)
Held to maturity:
 U.S. Treasury ................  $   24,900      $   124      $    --    $   25,024
 U.S. government agencies
  and corporations ............       3,678           54           --         3,732
 Mortgage-backed
  securities ..................          --           --           --            --
 State and municipal ..........      25,573          317           46        25,844
 Other securities .............          16           --           --            16
                                 ----------      -------      -------    ----------
 Total held to maturity .......  $   54,167      $   495      $    46    $   54,616
                                 ==========      =======      =======    ==========
Available for sale:
 U.S. Treasury ................  $  103,387      $    24      $   199    $  103,212
 U.S. government agencies
  and corporations ............     182,704        3,950        4,143       182,511
 Mortgage-backed
  securities ..................   1,306,507        1,296       33,771     1,274,032
 Asset-backed securities ......     215,351           49        2,978       212,422
 State and municipal ..........       3,463            7          167         3,303
 Common stock .................      48,678       10,641          236        59,083
 Other securities .............     396,680           --       20,545       376,135
                                 ----------      -------      -------    ----------
 Total available for sale .....  $2,256,770      $15,967      $62,039    $2,210,698
                                 ==========      =======      =======    ==========



                                                        1998                             1997
                                ---------------------------------------------------- ------------
                                  Amortized    Unrealized   Unrealized      Fair       Amortized
                                     Cost         Gains       Losses        Value        Cost
                                ------------- ------------ ------------ ------------ ------------
                                                           (thousands)
Held to maturity:
 U.S. Treasury ................  $   36,849      $ 1,291      $   --     $   38,140   $   90,932
 U.S. government agencies
  and corporations ............      20,912          247          --         21,159       68,316
 Mortgage-backed
  securities ..................      14,858           --         108         14,750       24,369
 State and municipal ..........      30,115        1,225           7         31,333       38,464
 Other securities .............       1,033           17          --          1,050        1,850
                                 ----------      -------      ------     ----------   ----------
 Total held to maturity .......  $  103,767      $ 2,780      $  115     $  106,432   $  223,931
                                 ==========      =======      ======     ==========   ==========
Available for sale:
 U.S. Treasury ................  $  113,508      $ 4,421      $   --     $  117,929   $  187,499
 U.S. government agencies
  and corporations ............     166,642        1,691       3,211        165,122      179,229
 Mortgage-backed
  securities ..................   1,255,326       15,594       2,852      1,268,068    1,063,590
 Asset-backed securities ......     178,258        2,965         223        181,000       93,875
 State and municipal ..........       3,906           92          --          3,998        2,143
 Common stock .................      37,137           --          --         37,137       36,739
 Other securities .............     281,930        5,056       2,970        284,016      155,228
                                 ----------      -------      ------     ----------   ----------
 Total available for sale .....  $2,036,707      $29,819      $9,256     $2,057,270   $1,718,303
                                 ==========      =======      ======     ==========   ==========

     The following is a summary of investment securities by contractual maturity at December 31, 1999:



                                                   Held to Maturity              Available for Sale
                                             ----------------------------- ------------------------------
                                              Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                             ---------------- ------------ ---------------- -------------
                                                                     (thousands)
Due in one year or less ....................      $ 1,472        $ 1,481      $   48,714     $   52,590
Due after one year through five years ......       41,837         42,247         253,551        249,313
Due after five years through ten years .....        7,576          7,616          74,640         69,400
Due after ten years ........................        3,282          3,272         309,329        293,858
Mortgage-backed and asset-backed securities            --             --       1,521,858      1,486,454
Common stock ...............................           --             --          48,678         59,083
                                                  -------        -------      ----------     ----------
Total ......................................      $54,167        $54,616      $2,256,770     $2,210,698
                                                  =======        =======      ==========     ==========

     At December 31, 1999 and 1998, investment securities with book values of approximately $1.0 billion and $702.0 million, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 10 have been transferred to a third party or are maintained in segregated accounts.

     During 1999, gross realized gains and losses of $3.6 million and $4.1 million, respectively, were generated from sales of securities. Gross gains of $1.3 million and $3.6 million and gross losses of $564,000 and $3.5 million were realized during 1998 and 1997, respectively.


NOTE 5 -- LOANS

     A summary of loans at December 31 follows:



                                                                1999          1998
                                                           ------------- -------------
                                                                   (thousands)
Commercial, financial, and agricultural ..................  $1,528,839    $1,126,721
Consumer .................................................     463,523       437,815
Real estate -- mortgage ..................................   2,906,877     2,997,746
Real estate -- construction and land development .........     739,374       750,156
Leases ...................................................     255,149       434,556
Other ....................................................      85,621        86,676
                                                            ----------    ----------
Total loans, net of unearned income ......................  $5,979,383    $5,833,670
                                                            ==========    ==========
Included in the above:
Nonaccrual loans .........................................  $   27,824    $   32,293
Accruing loans past due ninety days or more ..............       7,391         9,095

     Loans classified as real estate -- mortgage include mortgage loans held for sale of $84.1 million and $158.8 million for 1999 and 1998, respectively. Most of Centura's loan business is with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 1999, 1998, and 1997 amounted to $2.7 billion, $2.9 billion, and $3.0 billion, respectively.

     For the years ended December 31, 1999, 1998 and 1997, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $2.2 million, $2.4 million and $2.0 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $668,000, $718,000, and $634,000 during 1999, 1998, and 1997, respectively.

     In the normal course of business, Centura extends credit to FGHE at prevailing interest rates and at terms similar to those granted in arms-length transactions. At December 31, 1999 and 1998, total loans outstanding to FGHE were $34.0 million and $55.9 million, respectively, and are included in the consolidated balance sheets.

     The Bank makes loans to executive officers and directors of Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES
     A summary of changes in the allowance for loan losses follows:



                                                           1999         1998         1997
                                                       ------------ ------------ ------------
                                                                    (thousands)
AFLL at beginning of year ............................  $  72,310    $  68,576    $  63,105
AFLL related to loans sold and subsidiary sale .......       (556)          --           --
Allowance for acquired loans .........................        605        2,068        3,133
Provision for loan losses ............................     32,977       15,644       13,643
Charge-offs ..........................................    (34,679)     (17,358)     (14,743)
Recoveries on loans previously charged-off ...........      2,861        3,380        3,438
                                                        ---------    ---------    ---------
Net Charge-offs ......................................    (31,818)     (13,978)     (11,305)
                                                        ---------    ---------    ---------
AFLL at end of year ..................................  $  73,518    $  72,310    $  68,576
                                                        =========    =========    =========

     The following tables summarize impaired loan information as of December
31:



                                                      1999       1998
                                                   ---------- ----------
                                                        (thousands)
Impaired loans with related allowance ............  $11,802    $15,651
Impaired loans with no related allowance .........    3,861      4,659
                                                    -------    -------
Total impaired loans .............................  $15,663    $20,310
                                                    =======    =======
Allowance on impaired loans ......................  $ 6,543    $ 6,487


                                           1999      1998      1997
                                        --------- --------- ---------
                                                 (thousands)
Cash basis interest income ............  $   141   $   150   $   207
Average impaired loan balance .........   24,160    19,745    14,686

NOTE 7 -- MORTGAGE SERVICING RIGHTS

     A summary of capitalized MSRs follows:



                                          1999       1998
                                       ---------- ----------
                                            (thousands)
Balance at beginning of year .........  $ 33,464   $ 28,526
MSRs capitalized .....................    11,903     12,759
MSRs amortized .......................    (8,728)    (7,821)
Sale of MSRs .........................    (4,336)        --
                                        --------   --------
Balance at end of year ...............  $ 32,303   $ 33,464
                                        ========   ========

     The fair value of capitalized MSRs at December 31, 1999 and 1998 was approximately $58.6 million and $41.0 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1999 and 1998.

NOTE 8 -- PREMISES AND EQUIPMENT
     Premises and equipment at December 31 are summarized as follows:



                                                             1999       1998
                                                          ---------- ----------
                                                               (thousands)
Land ....................................................  $ 17,687   $ 18,065
Buildings ...............................................    76,596     76,635
Buildings and equipment under capital lease .............     2,017      2,017
Leasehold improvements ..................................    20,449     20,199
Furniture, fixtures, and equipment ......................    91,460    106,094
Construction in progress ................................     3,309      1,031
                                                           --------   --------
Total ...................................................   211,518    224,041
Less: Accumulated depreciation and amortization .........    94,754    103,636
                                                           --------   --------
Premises and equipment ..................................  $116,764   $120,405
                                                           ========   ========

     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $16.7 million, $18.2 million, and $17.5 million in 1999, 1998, and 1997, respectively.

     Centura is obligated under a number of noncancelable operating leases for banking premises with termination dates that extend up to seventeen years. Centura is also obligated under short-term equipment leases which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows (in thousands):


2000 .................................  $ 9,306
2001 .................................    6,917
2002 .................................    5,396
2003 .................................    3,865
2004 .................................    2,843
Thereafter ...........................   15,255
                                        -------
Total minimum lease payments .........  $43,582
                                        =======

     Rent expense charged to operations was as follows:



                           1999      1998      1997
                        --------- --------- ---------
                                 (thousands)
Bank premises .........  $ 7,857   $ 7,297   $5,928
Equipment .............    2,563     3,266    3,152
                         -------   -------   ------
Rent expense ..........  $10,420   $10,563   $9,080
                         =======   =======   ======

NOTE 9 -- DEPOSITS

     At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):


2000 ........................  $2,095,212
2001 ........................     237,251
2002 ........................     265,147
2003 ........................      32,507
2004 and thereafter .........     144,435
                               ----------
Total .......................  $2,774,552
                               ==========

NOTE 10 -- BORROWED FUNDS
     At December 31, borrowed funds consisted of the following:



                                                                                 1999          1998
                                                                            ------------- -------------
                                                                                    (thousands)
Federal funds purchased and securities sold under agreements to repurchase   $  987,530    $1,021,099
Master notes ..............................................................     276,758       262,740
Federal Home Loan Bank ("FHLB") Advances ..................................     100,000            --
U.S. Treasury demand note .................................................      25,959         5,498
Other .....................................................................      10,000        10,000
                                                                             ----------    ----------
Total borrowed funds ......................................................  $1,400,247    $1,299,337
                                                                             ==========    ==========

     At December 31, 1999, the Bank had $2.0 billion in total federal funds lines available. Federal funds purchased have maturities that range between one day and nine months. Maturities for outstanding repurchase agreements range from overnight to two months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

     At December 31, 1999, $50.0 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to Centura to provide for general liquidity needs. The rate on this line was 6.07 percent at year-end. This line is renewed on an annual basis.

     The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase and master notes:



                                                                                 1999            1998           1997
                                                                            -------------- --------------- -------------
                                                                                       (dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding at December 31 .........................................  $   987,530     $ 1,021,099     $ 574,357
Average outstanding balance ...............................................      891,830         768,304       595,108
Highest balance at any month-end ..........................................    1,204,819       1,078,672       761,252
Interest expense ..........................................................       45,127          41,514        33,350
Approximate weighted-average interest rate:
During the year ...........................................................         5.06%           5.40%         5.60%
End of year ...............................................................         4.99            5.13          5.39
Master notes:
Amount outstanding at December 31 .........................................  $   276,758     $   262,740     $ 195,391
Average outstanding balance ...............................................      273,153         224,253       169,215
Highest balance at any month-end ..........................................      282,353         271,813       204,709
Interest expense ..........................................................       11,347          10,382         8,117
Approximate weighted-average interest rate:
During the year ...........................................................         4.15%           4.63%         4.80%
End of year ...............................................................         4.50            4.00          4.82

NOTE 11 -- LONG-TERM DEBT
     Long-term debt consisted of the following at December 31:



                                                     1999        1998
                                                 ----------- -----------
                                                       (thousands)
Federal Home Loan Bank advances ................  $534,897    $477,553
Capital Securities .............................   100,000     100,000
Bank notes .....................................   125,000          --
Notes payable secured by lease rentals .........        --      35,441
Obligations under capitalized leases ...........       908       1,102
Other ..........................................        95         188
                                                  --------    --------
Total long-term debt ...........................  $760,900    $614,284
                                                  ========    ========

     At December 31, 1999, Centura's maximum borrowing capacity with the FHLB was $693.2 million, of which $634.9 million was advanced at year-end 1999. Of the amount advanced at year-end, $534.9 million and $100.0 million are classified as long-term debt and short-term borrowings, respectively. At December 31, 1999, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.6 percent. At December 31, 1998, FHLB advances had maturities of up to 13 years with interest rates ranging between
1.0 percent and 6.7 percent. Centura has a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 1999 and 1998, Centura owned 317,461 shares and 221,101 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to Centura by the FHLB.

     The Bank has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 1999, there were $125.0 million of 6.5 percent 10 year subordinated bank notes outstanding. There were no bank notes outstanding at year-end 1998.

     On June 2, 1997, CCTI, a wholly-owned statutory business trust of Centura, issued $100.0 million of Capital Securities maturing June 2027 ("Capital Securities") bearing an interest rate of 8.845 percent. CCTI also issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in 8.845 percent Junior Subordinated Deferrable Interest Debentures ("junior debentures") issued by Centura, which upon consolidation are eliminated. The junior debentures, with a maturity of June 2027, are the primary assets of CCTI. With respect to the Capital Securities, Centura has irrevocably and unconditionally guaranteed CCTI's obligations. The Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

     Equipment under leases is partially funded through the use of fixed rate debt secured by future lease rentals to be received under certain lease contracts and first liens on the related equipment. Generally, the terms of these obligations are equal to the terms of the underlying contracts. At December 31, 1999, Centura had no outstanding debt secured by future lease rentals. At December 31, 1998, the weighted-average interest rate and maturity for the notes payable secured by lease rentals were 8.33 percent and 2.3 years, respectively.

     At December 31, 1999, contractual maturities of long-term debt are as follows (in thousands):


2000 ...............  $185,613
2001 ...............   154,195
2002 ...............   181,164
2003 ...............    10,093
2004 ...............       107
Thereafter .........   229,728
                      --------
Total ..............  $760,900
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

     The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:



                                                          Pension Plan            Postretirement                  SERP
                                                            Benefits                 Benefits                   Benefits
                                                     ----------------------- ------------------------- ---------------------------
                                                         1999        1998        1999         1998          1999          1998
                                                     ----------- ----------- ------------ ------------ ------------- -------------
                                                                                      (thousands)
Reconciliation of Benefit Obligation
Net benefit obligation, January 1 ..................  $ 43,329    $ 37,953     $  5,507     $  4,994     $  12,801     $  10,651
Service cost .......................................     2,884       2,717          282          214           906           975
Interest cost ......................................     3,061       2,723          420          354           909           829
Participant contributions ..........................        --          --          197          137            --            --
Plan amendments ....................................        --          --           --           --          (491)       (1,007)
Actuarial (gain)/loss ..............................    (3,230)      1,904          420          250          (198)        2,017
Benefits paid ......................................    (4,474)     (1,968)        (535)        (442)         (720)         (664)
                                                      --------    --------     --------     --------     ---------     ---------
Net benefit obligation, December 31 ................  $ 41,570    $ 43,329     $  6,291     $  5,507     $  13,207     $  12,801
                                                      ========    ========     ========     ========     =========     =========
Reconciliation of Fair Value of Plan Assets*
Fair value, January 1 ..............................  $ 34,597    $ 30,006     $     --     $     --     $      --     $      --
Actual return on plan assets .......................     4,061       2,398           --           --            --            --
Employer contributions .............................     2,345       4,161          338          305           720           664
Participant contributions ..........................        --          --          197          137            --            --
Benefits paid ......................................    (4,474)     (1,968)        (535)        (442)         (720)         (664)
                                                      --------    --------     --------     --------     ---------     ---------
Fair value, December 31 ............................  $ 36,529    $ 34,597     $     --     $     --     $      --     $      --
                                                      ========    ========     ========     ========     =========     =========
Funded Status
Funded status, December 31 .........................  $ (5,041)   $ (8,732)    $ (6,291)    $ (5,507)    $ (13,207)    $ (12,801)
Unrecognized net transition (asset)/obligation .....      (104)       (211)       2,885        3,107            --            --
Unrecognized prior service cost ....................     2,406       2,645          159          175           348           935
Unrecognized actuarial loss/(gain) .................     3,809       8,091          298         (122)        2,470         2,648
                                                      --------    --------     --------     --------     ---------     ---------
Net amount recognized ..............................  $  1,070    $  1,793     $ (2,949)    $ (2,347)    $ (10,389)    $  (9,218)
                                                      ========    ========     ========     ========     =========     =========

---------
* The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.

     The following table sets forth amounts recognized in the consolidated financial statements for the years ended December 31:



                                       Pension Plan          Postretirement                  SERP
                                         Benefits               Benefits                   Benefits
                                    ------------------- ------------------------- ---------------------------
                                      1999      1998        1999         1998          1999          1998
                                    -------- ---------- ------------ ------------ ------------- -------------
                                                                   (thousands)
Accrued benefit liability .........  $   --    $ (694)    $ (2,949)    $ (2,347)    $ (10,774)    $ (10,132)
Prepaid benefit cost ..............   1,070        --           --           --            --            --
Intangible asset ..................      --     2,487           --           --           383           832
Accumulated OCI ...................      --        --           --           --             2            82
                                     ------    ------     --------     --------     ---------     ---------
Net amount recognized .............  $1,070    $1,793     $ (2,949)    $ (2,347)    $ (10,389)    $  (9,218)
                                     ======    ======     ========     ========     =========     =========

     The components of net periodic pension cost for the years ended December 31 are as follows:



                                           Pension Plan                  Postretirement                   SERP
                                             Benefits                       Benefits                    Benefits
                                ----------------------------------- ------------------------ ------------------------------
                                    1999        1998        1997     1999   1998     1997       1999       1998      1997
                                ----------- ----------- ----------- ------ ------ ---------- ---------- --------- ---------
                                                                        (thousands)
Service cost ..................  $  2,884    $  2,717    $  2,401    $282   $214     $189      $  906    $  975    $  722
Interest cost .................     3,061       2,723       2,552     420    354     337          909       829       720
Expected return on assets .....    (3,166)     (2,714)     (2,430)     --     --      --           --        --        --
Amortization of:
 Transition asset .............      (107)       (106)       (106)    222    222     222           --        --        --
 Prior service cost ...........       239         238         181      15     16      16           95       236       571
 Actuarial loss/(gain) ........       158         111         142      --     --        (6)       (19)      238       374
                                 --------    --------    --------    ----   ----     ------    ------    ------    ------
Net periodic benefit cost .....  $  3,069    $  2,969    $  2,740    $939   $806     $758      $1,891    $2,278    $2,387
                                 ========    ========    ========    ====   ====     =====     ======    ======    ======

     In accounting for the above plans, the following assumptions were used:



                                                 Pension Plan                    Postretirement
                                                   Benefits                         Benefits
                                       -------------------------------- --------------------------------
                                          1999       1998       1997       1999       1998       1997
                                       ---------- ---------- ---------- ---------- ---------- ----------
Weighted-average discount rate .......     7.50%      7.00%      7.25%      7.50%      7.00%      7.25%
Expected return on plan assets .......     8.50       8.50       8.50         --         --         --
Rate of compensation increase ........     5.50       5.50       5.50         --         --         --
Assumed health care cost trend rate ..       --         --         --       5.50       5.50       5.50



                                                     SERP
                                                   Benefits
                                       --------------------------------
                                          1999       1998       1997
                                       ---------- ---------- ----------
Weighted-average discount rate .......     7.50%      7.00%      7.25%
Expected return on plan assets .......       --         --         --
Rate of compensation increase ........     5.50       5.50       5.50
Assumed health care cost trend rate ..       --         --         --

     The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:



                                                                                   1% Increase   1% Decrease
                                                                                  ------------- ------------
Effect on:
Service and interest cost components of net periodic postretirement benefit cost      $  376       $  341
Accumulated postretirement benefit obligation ...................................      5,376        4,868

     In addition to the expense incurred with the above plans, Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:



                                              1999      1998      1997
                                           --------- --------- ---------
                                                    (thousands)
401(k) ...................................  $ 2,106   $ 2,210   $ 1,896
Sales commissions ........................   14,348    15,059    10,209
EVA-based incentive compensation .........       --     4,756     6,840
                                            -------   -------   -------
Total ....................................  $16,454   $22,025   $18,945
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


NOTE 13 -- STOCK OPTIONS, STOCK AWARDS, AND SHAREHOLDERS' EQUITY

     At December 31, 1999, 1998, and 1997 Centura had approximately 1.2 million, 1.8 million, and 2.3 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan ("Omnibus Plan") and the Directors' Deferred Compensation Plan ("Directors' Plan"). Under the Omnibus Plan, participants are granted options to purchase Centura common stock. These options generally vest over a five to eight-year period and have a maximum term of ten years. Under the Directors' Plan, participants are allowed to receive compensation in the form of stock options rather than in cash. These options have no vesting period and expire five years after the grantee ceases to be a director of Centura.

     A summary of stock option transactions under these plans follows:



                                            1999                   1998                   1997
                                   ---------------------- ---------------------- -----------------------
                                                Weighted               Weighted                Weighted
                                                 Average                Average                Average
                                                Exercise               Exercise                Exercise
                                      Shares      Price      Shares      Price      Shares      Price
                                   ----------- ---------- ----------- ---------- ----------- -----------
Outstanding at January 1 .........  1,680,034   $  36.06   1,324,517   $  21.79   1,434,373   $  17.45
Granted ..........................    706,805      65.39     572,802      63.92     239,234      36.69
Exercised ........................    332,340      15.94     183,033      16.08     331,590      13.99
Forfeited ........................     89,067      59.61      34,252      56.64      17,500      13.78
                                    ---------              ---------              ---------
Outstanding at December 31 .......  1,965,432      48.97   1,680,034      36.06   1,324,517      21.79
                                    =========              =========              =========
Exercisable at December 31 .......    945,359   $  29.14   1,032,455   $  22.95     967,010   $  18.79

     The following table summarizes information related to stock options outstanding and exercisable on December 31, 1999:




                                        Options Outstanding                  Options Exercisable
                           --------------------------------------------- ---------------------------
                                                Weighted       Weighted                    Weighted
                              Number of          Average        Average     Number of      Average
         Range of           Option Shares       Remaining      Exercise   Option Shares    Exercise
Exercise Prices              Outstanding    Contractual Life     Price     Exercisable      Price
-------------------------- --------------- ------------------ ---------- --------------- -----------
Less than $21.50 .........      423,131    4.29 years          $  13.27      421,550      $  13.32
$21.69 to 37.00 ..........      357,420    3.70                   32.28      309,738         32.18
$37.13 to $69.89 .........      356,812    7.17                   55.66      132,594         47.61
$69.94 to $71.13 .........      314,707    8.13                   70.07       59,779         70.00
$71.44 ...................      108,449    8.05                   71.44       21,698         71.44
$72.69 ...................      404,913    9.05                   72.69           --            --
                                -------                                      -------
                              1,965,432    6.51                   48.97      945,359         29.14
                              =========                                      =======

     Under APB 25, Centura expensed approximately $3.1 million in 1999, $2.2 million in 1998, and $1.6 million in 1997 for employee stock awards and stock option grants. If Centura had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:



                                 1999                       1998                      1997
                      --------------------------- ------------------------- ------------------------
                        Pro Forma    As Reported   Pro Forma   As Reported   Pro Forma   As Reported
                      ------------- ------------- ----------- ------------- ----------- ------------
                                            (thousands, except per share data)
Net income ..........   $ 102,324     $ 104,028    $ 98,558     $ 100,314    $ 86,080     $ 87,161
Basic EPS ...........         3.60          3.66        3.51          3.57        3.13         3.17
Diluted EPS .........         3.56          3.62        3.44          3.50        3.07         3.11

     The weighted-average fair values of options granted during 1999, 1998, and 1997 were $20.05, $23.61, and $16.12 per share, respectively. In determining the pro forma disclosures of net income and earnings per share, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                        Directors/Employee   EVA Leveraged
                                             Deferred           Options         Other
                                       -------------------- --------------   ----------
1999
 Risk free interest rates ..........            5.64%             5.68%          5.68%
 Dividend yield ....................            2.20              2.20           2.20
 Volatility ........................           24.24             24.24          24.24
 Expected lives (in years) .........            3.09              5.46           5.46
1998
 Risk free interest rates ..........            5.03%             4.95%          4.95%
 Dividend yield ....................            1.69              1.69           1.69
 Volatility ........................           23.98             23.98          23.98
 Expected lives (in years) .........            3.00              5.30           5.30
1997
 Risk free interest rates ..........            6.14%             6.02%          6.02%
 Dividend yield ....................            1.97              1.97           1.97
 Volatility ........................           24.16             24.16          24.16
 Expected lives (in years) .........            3.30              6.01           2.20

     The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Cash dividends paid were $1.25, $1.11, and $1.03 on a per share basis during 1999, 1998, and 1997, respectively.

NOTE 14 -- OTHER OPERATING EXPENSE
     Other operating expense consisted of the following for the years ended December 31:



                                                    1999          1998         1997
                                                -----------   -----------   ---------
                                                             (thousands)
Marketing, advertising, and public relations ..  $  6,520      $  9,024      $ 9,739
Stationery, printing, and supplies ............     6,559         7,432        6,246
Postage .......................................     3,762         3,892        3,324
Telephone .....................................    10,320         9,490        7,833
FDIC insurance ................................     1,169         1,619        1,637
Fees for outsourced services ..................    14,964        13,058        8,219
Service and licensing fees ....................     5,300         6,147        5,211
Legal and professional fees ...................    13,643        13,380       16,452
Other administrative ..........................    10,036        10,124        8,950
Intangible amortization .......................    10,443         8,948        6,520
Other .........................................    21,786        21,950       17,741
                                                 --------      --------      -------
Total other operating expense .................  $104,502      $105,064      $91,872
                                                 ========      ========      =======

NOTE 15 -- INCOME TAXES

     The components of income tax expense for the years ended December 31 were:




                                      1999       1998       1997
                                   ---------- ---------- ----------
                                             (thousands)
Current expense:
 Federal .........................  $42,569    $39,387    $27,822
 State ...........................    4,545      3,402      1,176
                                    -------    -------    -------
                                     47,114     42,789     28,998
Deferred expense:
 Federal .........................    4,924      8,283     14,080
 State ...........................    1,053      1,185      1,896
                                    -------    -------    -------
                                      5,977      9,468     15,976
                                    -------    -------    -------
Total income tax expense .........  $53,091    $52,257    $44,974
                                    =======    =======    =======

     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:



                                                       1999         1998         1997
                                                   ------------ ------------ ------------
Federal statutory rate ...........................      35.00%       35.00%       35.00%
Non-taxable income ...............................      (1.87)      ( 2.70)      ( 3.30)
Mergers & acquisitions amortization, net .........       0.77         0.54         0.54
Acquisition adjustments ..........................       0.61         0.09         0.17
State income tax, net of federal benefit .........       2.55         1.95         1.39
Other, net .......................................     ( 3.27)      ( 0.63)        0.24
                                                       ------       ------       ------
Effective tax rate ...............................      33.79%       34.25%       34.04%
                                                       ======       ======       ======

     Included in the Other category for 1999 are adjustments reducing the effective tax rate by approximately 2.8 percent resulting from adjustments to expected recoverable amounts.

     The tax effects of temporary differences which give rise to significant portions of the net deferred tax liability at December 31 are summarized as follows:



                                                     1999         1998
                                                  ----------   ----------
                                                        (thousands)
Deferred tax assets:
Loan loss reserve ...............................  $28,289      $27,197
Other reserves ..................................    3,991        2,624
Deferred compensation ...........................   12,958       13,798
Unrealized investment securities losses .........   16,907           --
Other assets ....................................    4,717        3,621
                                                   -------      -------
Gross deferred tax assets .......................   66,862       47,240
Deferred tax liabilities:
Premises and equipment ..........................    3,173        2,801
Employee retirement plans .......................    2,106        1,939
Investment securities ...........................    1,731        1,146
Leasing activities ..............................   52,020       42,889
Other liabilities ...............................   21,742       25,565
Unrealized investment securities gains ..........       --        7,781
                                                   -------      -------
Gross deferred tax liabilities ..................   80,772       82,121
                                                   -------      -------
Net deferred tax liability ......................  $13,910      $34,881
                                                   =======      =======

     No valuation allowance for deferred tax assets was required at December 31, 1999 or 1998. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. During 1999, the net deferred tax liability decreased approximately $25.0 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling approximately $2.0 million.


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

     At December 31, 1999 and 1998, Centura had commitments to extend credit of $2.4 billion and $2.3 billion, respectively, and standby letters of credit of $186.1 million and $141.8 million, respectively. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

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

     Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income producing assets. If these commitments are drawn, Centura will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

     Centura enters into forward commitments to sell securitized mortgages to reduce the Bank's exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale ("MLHFS") and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. The Bank had forward commitments totaling $29.8 million and $155.4 million outstanding at December 31, 1999 and 1998, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS are carried at the lower of cost or fair value. The fair value of MLHFS which are committed to be sold is determined based on the fixed price of the forward commitment. The fair value for uncommitted MLHFS is determined using quoted market prices based on characteristics and interest rate levels appropriate at the time of valuation. The amount by which cost exceeds fair value on the MLHFS is recorded as a valuation allowance. MLHFS at December 31, 1999 and 1998, which are included in total loans on the consolidated balance sheet, were $84.1 million and $158.8 million reduced by valuation allowances of $174,000 and $201,000, respectively. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $49.5 million and $104.8 million at December 31, 1999 and 1998, respectively.

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

     Interest rate swap agreements are used to reduce funding costs, allow Centura to utilize diversified funding sources, and manage interest rate risk with the objective of stabilizing Centura's net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans, and long-term debt to variable interest rates (or fixed rates). Centura also enters into swaps in which both interest rates are floating in order to reduce its basis risk with respect to a given index.

     Centura's interest rate swap agreements are summarized below:



                                                        1999                      1998
                                             --------------------------- -----------------------
                                                             Estimated                Estimated
                                                Notional     Fair Value   Notional   Fair Value
                                                 Amount     Gain/(Loss)    Amount    Gain/(Loss)
                                             ------------- ------------- ---------- ------------
                                                                 (thousands)
Corporation pays fixed/receives variable ...  $  482,219     $ 10,209     $399,812    $ (7,173)
Corporation pays variable/receives fixed ...     556,000      (12,788)     276,000       7,648
Corporation pays variable/receives variable       50,000           (8)     150,000        (203)
                                              ----------     -----------  --------    --------
Total interest rate swaps ..................  $1,088,219     $ (2,587)    $825,812    $    272
                                              ==========     ==========   ========    ========

     At December 31, 1999 and 1998, Centura had interest rate floor agreements and interest rate cap agreements. Floors and caps are used to protect certain designated products from an adverse income or market valuation impact in the event of a decreasing or increasing rate environment.

     Interest rate cap and floor agreements are summarized as follows:



                                                       Estimated
                                Notional   Carrying   Fair Value
                                 Amount      Value    Gain/(Loss)
                               ---------- ---------- ------------
                                          (thousands)
December 31, 1999
Interest rate caps ...........  $147,000     $374      $ (3,136)
Interest rate floors .........   255,000      366           237
December 31, 1998
Interest rate caps ...........  $147,000     $472      $   (892)
Interest rate floors .........   305,000      633         4,301

     Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 1999, Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

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


     Contingencies

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases and accordingly, is unable to estimate a range of loss.

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

     Fair value estimates are based on existing on-balance sheet and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Centura has a substantial asset management department that contributes net fee income annually. The asset management department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and intangibles. In addition, tax ramifications related to the realization of the unrealized gains and losses on securities could have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The following table presents the carrying values and estimated fair values of Centura's financial instruments at December 31:



                                                               1999                       1998
                                                     ------------------------- --------------------------
                                                       Carrying     Estimated    Carrying     Estimated
                                                         Value     Fair Value      Value      Fair Value
                                                     ------------ ------------ ------------ -------------
                                                                         (thousands)
FINANCIAL ASSETS:
Cash and due from banks, including interest-bearing   $  297,770   $  297,770   $  311,193   $  311,193
Federal funds sold .................................     115,686      115,686       17,646       17,646
Investment securities ..............................   2,264,865    2,265,314    2,161,037    2,163,702
Accrued interest receivable ........................      53,906       53,906       52,649       52,649
Loans, net .........................................   5,905,865    5,985,525    5,761,360    5,983,021
FINANCIAL LIABILITIES:
Deposits ...........................................  $6,167,835   $6,162,498   $6,068,649   $5,982,270
Accrued interest payable ...........................      28,985       28,985       22,830       22,830
Borrowed funds .....................................   1,400,247    1,400,247    1,299,337    1,299,337
Long-term debt .....................................     760,900      759,829      614,284      634,078

     See Note 16 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 1999 and 1998 and Note 7 for information regarding the fair value of Centura's capitalized mortgage servicing rights.


NOTE 18 -- SEGMENT INFORMATION

     The Bank has two reportable segments: retail banking and treasury. These reportable segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 228 financial stores and are also offered through the Centura Highway, a centralized telephone operation that handles a broad range of financial services.

     Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     "Other" includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE, none of which individually exceed 10 percent of revenues, net income or total assets. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. ("CLG") as well as the Centura Bank Leasing Division, both of which offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. CLG was sold on September 30, 1999. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

     To assess the performance of its segments, management utilizes an internal business unit profitability report whose data is derived from an internal profitability measurement system. This report is compiled using information that reflects the underlying economics for the business segments, therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The accounting policies for the business unit profitability reports differ from those described in the Summary of Significant Accounting Policies (see Note 1) in that certain items are accounted for on a cash basis rather than an accrual basis and certain management allocations have been made for overhead expenses, transfer pricing and capital. Additionally, consideration is not given to amortization of intangible assets. These adjustments have been eliminated to arrive at the consolidated totals prepared in accordance with GAAP.

     Financial information by segment as of December 31 follows.



                                                                                   1999
                                        ------------------------------------------------------------------------------------------
                                            Retail       Treasury        Other         Total         Adjustments      Consolidated
                                        ------------- -------------- ------------ -------------- ------------------  -------------
                                                                              (in thousands)
Interest income .......................  $  418,733     $  172,779    $  36,617     $  628,129       $  18,430(A)     $  646,559
Interest expense ......................     211,394         84,555        3,470        299,419           7,674 (A)       307,093
Funds transfer pricing allocation .....      71,446        (61,154)     (16,230)        (5,938)          5,938 (B)            --
                                         ----------     ----------    ---------     ----------       ---------        ----------
Net interest income ...................     278,785         27,070       16,917        322,772          16,694           339,466
Provision for loan losses .............      27,641             --        3,668         31,309           1,668 (C)        32,977
                                         ----------     ----------    ---------     ----------       ---------        ----------
Net interest income after provision
 for loan losses ......................     251,144         27,070       13,249        291,463          15,026           306,489
Noninterest income ....................     107,221            788       45,392        153,401            (708)(A)       152,693
Noninterest expense ...................     227,324         10,103       33,737        271,164          30,899 (A)       302,063
                                         ----------     ----------    ---------     ----------       ---------        ----------
Income before income taxes ............     131,041         17,755       24,904        173,700         (16,581)          157,119
Income tax expense ....................      33,946          1,170        4,393         39,509          13,582 (C)        53,091
                                         ----------     ----------    ---------     ----------       ---------        ----------
Net income ............................  $   97,095     $   16,585    $  20,511     $  134,191       $ (30,163)       $  104,028
                                         ==========     ==========    =========     ==========       =========        ==========
Period-end assets .....................  $5,169,847     $2,858,894    $ 279,189     $8,307,930       $ 815,318(D)     $9,123,248

                                                              1998
                                            -----------------------------------------
                                                Retail       Treasury        Other
                                            ------------- -------------- ------------
                                                           (thousands)
Interest income ...........................  $  409,643     $  161,376    $  40,482
Interest expense ..........................     220,762         74,470        5,840
Funds transfer pricing allocation .........      70,563        (63,872)     (19,753)
                                             ----------     ----------    ---------
Net interest income .......................     259,444         23,034       14,889
Provision for loan losses .................      11,076             83        3,398
                                             ----------     ----------    ---------
Net interest income after provision for
 loan losses ..............................     248,368         22,951       11,491
Noninterest income ........................     110,912          2,331       44,795
Noninterest expense .......................     230,027         10,058       36,378
                                             ----------     ----------    ---------
Income before income taxes ................     129,253         15,224       19,908
Income tax expense/(benefit) ..............      42,901         (5,456)       5,847
                                             ----------     ----------    ---------
Net income ................................  $   86,352     $   20,680    $  14,061
                                             ==========     ==========    =========
Period-end assets .........................  $4,512,317     $2,907,231    $ 548,486



                                                                 1998
                                            -----------------------------------------------
                                                 Total         Adjustments     Consolidated
                                            -------------- ------------------ -------------
                                                              (thousands)
Interest income ...........................   $  611,501      $   10,217(A)    $  621,718
Interest expense ..........................      301,072           2,555 (A)      303,627
Funds transfer pricing allocation .........      (13,062)         13,062 (B)           --
                                              ----------      ----------       ----------
Net interest income .......................      297,367          20,724          318,091
Provision for loan losses .................       14,557           1,087 (C)       15,644
                                              ----------      ----------       ----------
Net interest income after provision for
 loan losses ..............................      282,810          19,637          302,447
Noninterest income ........................      158,038         (17,517)(A)      140,521
Noninterest expense .......................      276,463          13,934 (A)      290,397
                                              ----------      ----------       ----------
Income before income taxes ................      164,385         (11,814)         152,571
Income tax expense/(benefit) ..............       43,292           8,965 (C)       52,257
                                              ----------      ----------       ----------
Net income ................................   $  121,093      $  (20,779)      $  100,314
                                              ==========      ==========       ==========
Period-end assets .........................   $7,968,034      $  827,526(D)    $8,795,560


                                                              1997
                                            -----------------------------------------
                                                Retail       Treasury        Other
                                            ------------- -------------- ------------
                                                           (thousands)
Interest income ...........................  $  362,852     $  149,512    $  48,054
Interest expense ..........................     206,542         65,372        7,267
Funds transfer pricing allocation .........      93,410        (60,956)     (23,559)
                                             ----------     ----------    ---------
Net interest income .......................     249,720         23,184       17,228
Provision for loan losses .................       8,942             91        2,149
                                             ----------     ----------    ---------
Net interest income after provision for
 loan losses ..............................     240,778         23,093       15,079
Noninterest income ........................      81,977            986       40,303
Noninterest expense .......................     210,032         11,080       38,223
                                             ----------     ----------    ---------
Income before income taxes ................     112,723         12,999       17,159
Income tax expense ........................      27,547          3,806        4,368
                                             ----------     ----------    ---------
Net income ................................  $   85,176     $    9,193    $  12,791
                                             ==========     ==========    =========
Period-end assets .........................  $4,210,003     $2,311,006    $ 537,225



                                                                1997
                                            ---------------------------------------------
                                                Total        Adjustments     Consolidated
                                            ------------- ----------------- -------------
                                                             (thousands)
Interest income ...........................  $  560,418      $    3,270(A)   $  563,688
Interest expense ..........................     279,181          (2,360)(A)     276,821
Funds transfer pricing allocation .........       8,895          (8,895)(B)          --
                                             ----------      ----------      ----------
Net interest income .......................     290,132          (3,265)        286,867
Provision for loan losses .................      11,182           2,461 (C)      13,643
                                             ----------      ----------      ----------
Net interest income after provision for
 loan losses ..............................     278,950          (5,726)        273,224
Noninterest income ........................     123,266         (10,998)(A)     112,268
Noninterest expense .......................     259,335          (5,978)(A)     253,357
                                             ----------      ----------      ----------
Income before income taxes ................     142,881         (10,746)        132,135
Income tax expense ........................      35,721           9,253 (C)      44,974
                                             ----------      ----------      ----------
Net income ................................  $  107,160      $  (19,999)     $   87,161
                                             ==========      ==========      ==========
Period-end assets .........................  $7,058,234      $  683,384(D)   $7,741,618

---------
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.

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

NOTE 19 -- PARENT COMPANY FINANCIAL DATA
     Centura's principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:


BALANCE SHEETS



                                                                                               December 31,
                                                                                        ---------------------------
                                                                                             1999          1998
                                                                                        ------------- -------------
                                                                                                (thousands)
Assets
Cash and deposits in banks ............................................................  $  190,393    $  187,741
Investment securities available for sale (cost of $26,232 and $39,715, respectively) ..      35,713        39,963
Loans to affiliate ....................................................................      34,047        55,908
Investment in wholly-owned subsidiary, bank ...........................................     788,613       731,548
Investment in wholly-owned subsidiary, other ..........................................       3,117         3,116
Other assets ..........................................................................      37,455        42,582
                                                                                         ----------    ----------
Total assets ..........................................................................  $1,089,338    $1,060,858
                                                                                         ==========    ==========
Liabilities and Shareholders' Equity
Junior subordinated debentures with affiliate .........................................  $  103,093    $  103,093
Other liabilities .....................................................................     296,520       281,560
Shareholders' equity ..................................................................     689,725       676,205
                                                                                         ----------    ----------
Total liabilities and shareholders' equity ............................................  $1,089,338    $1,060,858
                                                                                         ==========    ==========

INCOME STATEMENTS



                                                                                        Years Ended December 31,
                                                                                   ----------------------------------
                                                                                       1999        1998       1997
                                                                                   ------------ ---------- ----------
                                                                                              (thousands)
Income
Dividends from subsidiaries ......................................................   $ 39,154    $ 31,955   $48,770
Other ............................................................................     28,326      35,514    33,657
                                                                                     --------    --------   -------
Total income .....................................................................     67,480      67,469    82,427
Expense
Interest .........................................................................     20,360      19,559    15,795
Other ............................................................................     12,345      13,413    13,754
                                                                                     --------    --------   -------
Total expenses ...................................................................     32,705      32,972    29,549
                                                                                     --------    --------   -------
Income before income taxes and equity in undistributed net income of subsidiaries      34,775      34,497    52,878
Income tax (benefit) expense .....................................................     (1,912)        106       589
                                                                                     --------    --------   -------
Income before equity in undistributed net income of subsidiaries .................     36,687      34,391    52,289
Equity in undistributed net income of wholly-owned subsidiaries ..................     67,341      65,923    34,872
                                                                                     --------    --------   -------
Net income .......................................................................   $104,028    $100,314   $87,161
                                                                                     ========    ========   =======

STATEMENTS OF CASH FLOWS



                                                                                            Years Ended December 31,
                                                                                      -------------------------------------
                                                                                          1999         1998        1997
                                                                                      ------------ ----------- ------------
                                                                                                   (thousands)
Cash flows from operating activities
Net income ..........................................................................  $ 104,028    $ 100,314   $   87,161
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................................      1,607        1,612        1,724
 Losses (gains) on sales of investment securities ...................................      1,067          (78)        (232)
 Increase in equity in undistributed net income of subsidiary .......................    (67,341)     (65,923)     (34,872)
 Net change in other assets and other liabilities ...................................       (491)      (3,018)      (5,712)
                                                                                       ---------    ---------   ----------
Net cash provided by operating activities ...........................................     38,870       32,907       48,069
                                                                                       ---------    ---------   ----------
Cash flows from investing activities
 Net increase in investment in non-bank subsidiary ..................................         --           --       (3,093)
 Net decrease (increase) in loan with affiliate .....................................     21,861      (41,735)      (8,451)
 Purchases of securities available for sale .........................................         --       (8,750)    (107,381)
 Sales, maturities and issuer calls of securities available for sale ................     15,775        8,261        1,083
 Net cash paid in mergers, acquisitions, and divestitures ...........................    (25,716)          --           --
 Additional investment in First Greensboro Home Equity ..............................       (490)          --           --
                                                                                       ---------    ---------   ----------
Net cash provided (used) by investing activities ....................................     11,430      (42,224)    (117,842)
                                                                                       ---------    ---------   ----------
Cash flows from financing activities
 Net increase in borrowings .........................................................     13,940       37,205      136,691
 Issuance of common stock, net ......................................................      5,683        2,953        4,403
 Repurchase of common stock .........................................................    (32,291)      (3,041)     (10,289)
 Cash dividends paid ................................................................    (34,980)     (31,322)     (28,349)
                                                                                       ---------    ---------   ----------
Net cash (used) provided by financing activities ....................................    (47,648)       5,795      102,456
                                                                                       ---------    ---------   ----------
Increase (decrease) in cash .........................................................      2,652       (3,522)      32,683
Cash, beginning of year .............................................................    187,741      191,263      158,580
                                                                                       ---------    ---------   ----------
Cash, end of year ...................................................................  $ 190,393    $ 187,741   $  191,263
                                                                                       =========    =========   ==========
Supplemental Disclosures of Cash Flow Information
 Stock issued for acquisitions and other stock issuances, net .......................  $  13,607    $  13,467   $    3,697
 Unrealized securities (losses) gains, net of parent and subsidiary .................    (66,635)       4,322       13,675
 Available for sale securities contributed to subsidiary as capital .................         --       52,494       14,763
 Dividends declared, but not yet paid ...............................................         --           --        6,981

NOTE 20 -- REGULATORY MATTERS

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond ("FRB"), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 1999, Centura was required to maintain a minimum balance with the FRB in the amount of $102.7 million. Subject to the regulatory restrictions, the Bank had $163.3 million available from its retained earnings at December 31, 1999 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account. The Bank's capital account totaled $78.2 million at December 31, 1999.

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

     Regulatory capital amounts and ratios are set forth in the table below. Tier I capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For Centura, Tier I capital also consists of Capital Securities as described in Note 11. The remainder of total capital is Tier II capital and includes subordinated debt or other allowed equity equivalents and a limited amount of allowance for loan losses. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     Based on the most recent notification from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 1999, Centura and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well capitalized status. To be categorized as well capitalized, the Bank must meet minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.



                                                                                                               To Be Well
                                             Capital Amount               Ratio                             Capitalized Under
                                         ----------------------- -----------------------    For Capital     Prompt Corrective
                                             1999        1998        1999        1998     Adequacy Purpose  Action Provisions
                                         ----------- ----------- ----------- ----------- ----------------- ------------------
                                               (thousands)
Total Capital (to Risk-Weighted Assets)
Centura ................................  $874,136    $696,160       12.83%      10.79% (> or =)8.00%       Not Applicable
Bank ...................................  $907,372    $687,438       13.45%      10.83% (> or =)8.00%       (> or =)10.00%
Tier I Capital (to Risk-Weighted Assets)
Centura ................................  $703,696    $656,654       10.33%      10.18% (> or =)4.00%       Not Applicable
Bank ...................................  $708,854    $614,658       10.51%       9.69% (> or =)4.00%       (> or =)6.00%
Tier I Leverage (to Average Assets)
Centura ................................  $703,696    $656,654        7.92%       7.79% (> or =)4.00%       Not Applicable
Bank ...................................  $708,854    $614,658        8.08%       7.44% (> or =)4.00%       (> or =)5.00%

NOTE 21 -- SUBSEQUENT EVENTS (UNAUDITED)

     On February 18, 2000, Centura merged with Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Centura issued approximately $11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.4 billion and operated 71 locations throughout North Carolina. Historical financial information presented in this report has not been restated to include the accounts and results of operations of Triangle. Supplemental consolidated financial statements restated to reflect the merger with Triangle are included in Item 8 of this report.

     The following table presents the historical results of operations for Centura and Triangle and the consolidated results of operations giving effect to the merger:



                                                        Historical
                                                --------------------------
                                                                               Centura and
                                                                            Triangle Proforma
                                                   Centura      Triangle        Combined
                                                ------------- ------------ ------------------
                                                      (in thousands, except share data)
Year ended December 31, 1999
 Net interest income, after provision .........   $ 306,489     $ 71,408       $  377,897
 Noninterest income ...........................     152,693       20,221          170,897*
 Noninterest expense ..........................     302,063       51,619          352,323*
 Net income ...................................     104,028       26,707          130,337*
 Net income per common share:
   Basic ......................................   $    3.66     $   1.06       $     3.28
   Diluted ....................................        3.62         1.04             3.23
Year ended December 31, 1998
 Net interest income, after provision .........   $ 302,447     $ 69,515       $  371,962
 Noninterest income ...........................     140,521       18,456          157,596*
 Noninterest expense ..........................     290,397       54,896          343,912*
 Net income ...................................     100,314       21,858          122,172
 Net income per common share:
   Basic ......................................   $    3.57     $   0.87       $     3.10
   Diluted ....................................        3.50         0.84             3.03
Year ended December 31, 1997
 Net interest income, after provision .........   $ 273,224     $ 63,269       $  336,493
 Noninterest income ...........................     112,268       16,922          128,155*
 Noninterest expense ..........................     253,357       50,125          302,446*
 Net income ...................................      87,161       19,526          106,687
 Net income per common share:
   Basic ......................................   $    3.17     $   0.79       $     2.76
   Diluted ....................................        3.11         0.76             2.70

---------
* Reflects intercompany eliminations and adjustments made to conform accounting policies between the combined entities.

     On February 18, 2000, Centura merged with Triangle Bancorp, Inc. ("Triangle") in a transaction accounted for as a pooling-of-interests. Because the merger occurred subsequent to December 31, 1999, the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K do not give effect to the restatement to include the historical financial information for Triangle. The following Supplemental Consolidated Financial Statements restate the 1999 audited financial statements for Centura to give effect to the merger with Triangle.


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CENTURA BANKS, INC.

     We have audited the accompanying supplemental consolidated balance sheets of Centura Banks, Inc. and subsidiaries (the "Corporation") as of December 31, 1999 and 1998, and the related supplemental consolidated statements of income, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1999. These supplemental consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these supplemental consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The supplemental consolidated financial statements give retroactive effect to the merger of Centura Banks, Inc. and Triangle Bancorp, Inc. on February 18, 2000, which has been accounted for as a pooling-of-interests as described in Notes 1 and 3 to the supplemental consolidated financial statements. Accounting principles generally accepted in the United States proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of Centura Banks, Inc. and subsidiaries after financial statements covering the date of consummation of the business combination are issued.

     In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centura Banks, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 6, 2000

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                               1999           1998
                                                                                          -------------- --------------
                                                                                          (thousands, except share data)
ASSETS
Cash and due from banks .................................................................  $   356,416    $   365,854
Due from banks, interest-bearing ........................................................       39,279         22,874
Federal funds sold ......................................................................       28,686         17,646
Investment securities:
 Available for sale (cost of $2,794,678 and $2,525,527, respectively) ...................    2,727,514      2,539,425
 Held to maturity (fair value of $114,521 and $189,222, respectively) ...................      114,574        184,905
Loans, net of unearned income ...........................................................    7,528,770      7,216,807
 Less allowance for loan losses .........................................................       95,280         91,894
                                                                                           -----------    -----------
    Net loans ...........................................................................    7,433,490      7,124,913
Premises and equipment ..................................................................      159,300        164,830
Other assets ............................................................................      527,423        498,197
                                                                                           -----------    -----------
Total assets ............................................................................  $11,386,682    $10,918,644
                                                                                           ===========    ===========
LIABILITIES
Deposits:
 Demand, noninterest-bearing ............................................................  $ 1,136,119    $ 1,211,321
 Interest-bearing .......................................................................    5,882,744      5,764,408
 Time deposits over $100 ................................................................      878,189        726,061
                                                                                           -----------    -----------
    Total deposits ......................................................................    7,897,052      7,701,790
Borrowed funds ..........................................................................    1,601,238      1,465,117
Long-term debt ..........................................................................      904,354        757,736
Other liabilities .......................................................................      124,303        154,769
                                                                                           -----------    -----------
Total liabilities .......................................................................   10,526,947     10,079,412
                                                                                           -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares authorized; none issued ................           --             --
Common stock, no par value, 50,000,000 shares authorized; shares issued and outstanding
 of 39,496,410 and 39,650,845, respectively .............................................      278,689        291,786
Common stock acquired by ESOP ...........................................................          (28)          (107)
Retained earnings .......................................................................      623,870        539,128
Accumulated other comprehensive (loss) income ...........................................      (42,796)         8,425
                                                                                           -----------    -----------
Total shareholders' equity ..............................................................      859,735        839,232
                                                                                           -----------    -----------
Total liabilities and shareholders' equity ..............................................  $11,386,682    $10,918,644
                                                                                           ===========    ===========

See accompanying notes to supplemental consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


                SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME



                                                                              Years Ended December 31,
                                                                     ------------------------------------------
                                                                          1999           1998          1997
                                                                     -------------- ------------- -------------
                                                                       (thousands, except share and per share
                                                                                       data)
INTEREST INCOME
Loans, including fees ..............................................  $   641,171    $   613,660   $   555,547
Investment securities:
 Taxable ...........................................................      159,605        152,808       136,829
 Tax-exempt ........................................................        5,791          5,372         4,650
Short-term investments .............................................        2,589          3,206         4,765
                                                                      -----------    -----------   -----------
Total interest income ..............................................      809,156        775,046       701,791
INTEREST EXPENSE
Deposits ...........................................................      268,864        281,967       265,028
Borrowed funds .....................................................       69,671         61,610        51,679
Long-term debt .....................................................       51,896         38,748        29,827
                                                                      -----------    -----------   -----------
Total interest expense .............................................      390,431        382,325       346,534
                                                                      -----------    -----------   -----------
NET INTEREST INCOME ................................................      418,725        392,721       355,257
Provision for loan losses ..........................................       40,828         20,759        18,764
                                                                      -----------    -----------   -----------
Net interest income after provision for loan losses ................      377,897        371,962       336,493
NONINTEREST INCOME
Service charges on deposit accounts ................................       63,761         57,490        48,562
Credit card and related fees .......................................        9,008          6,992         5,502
Other service charges, commissions, and fees .......................       37,924         33,725        24,413
Fees for trust services ............................................       10,340          9,304         7,737
Mortgage income ....................................................       25,304         25,141        16,617
Other noninterest income ...........................................       25,160         22,587        23,784
Securities (losses) gains, net .....................................         (600)         2,357         1,540
                                                                      -----------    -----------   -----------
Total noninterest income ...........................................      170,897        157,596       128,155
NONINTEREST EXPENSE
Personnel ..........................................................      171,364        165,190       143,407
Occupancy ..........................................................       24,688         22,836        19,918
Equipment ..........................................................       25,227         26,925        26,242
Foreclosed real estate losses and related operating expense, net ...        1,697          1,425         1,534
Merger-related expenses ............................................        6,858          4,373         2,651
Other operating expense ............................................      122,489        123,163       108,694
                                                                      -----------    -----------   -----------
Total noninterest expense ..........................................      352,323        343,912       302,446
                                                                      -----------    -----------   -----------
Income before income taxes .........................................      196,471        185,646       162,202
Income taxes .......................................................       66,134         63,474        55,515
                                                                      -----------    -----------   -----------
NET INCOME .........................................................  $   130,337    $   122,172   $   106,687
                                                                      ===========    ===========   ===========
NET INCOME PER COMMON SHARE
Basic ..............................................................  $      3.28    $      3.10   $      2.76
Diluted ............................................................         3.23           3.03          2.70
AVERAGE COMMON SHARES OUTSTANDING
Basic ..............................................................   39,729,900     39,416,319    38,585,655
Diluted ............................................................   40,368,276     40,331,079    39,560,665

See accompanying notes to supplemental consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES


         SUPPLEMENTAL CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    Common Stock
                                             ---------------------------
                                                                           Common
                                                                           Stock
                                                                          Acquired   Retained
                                                 Shares        Amount     By ESOP    Earnings
                                             -------------- ------------ --------- ------------
                                                       (thousands, except share data)
Balance, December 31, 1996 .................   38,425,641    $ 281,950    $ (395)   $ 371,996
Comprehensive income:
 Net income ................................           --           --        --      106,687
 Minimum pension liability adjustment ......           --           --        --           --
 Unrealized gains on securities, net of
  tax ......................................           --           --        --           --
  Comprehensive income .....................
Common stock issued:
 Stock option plans and stock awards .......      519,868        7,904        --           --
 Acquisitions ..............................       44,443        2,528        --           --
Repurchases of common stock ................     (256,270)     (13,021)       --           --
Cash dividends declared ....................           --           --        --      (35,164)
Other ......................................           --        2,475       144         (252)
                                               ----------    ---------    ------    ---------
Balance, December 31, 1997 .................   38,733,682    $ 281,836    $ (251)   $ 443,267
Comprehensive income:
 Net income ................................           --           --        --      122,172
 Minimum pension liability adjustment ......           --           --        --           --
 Unrealized losses on securities, net of
  tax ......................................           --           --        --           --
  Comprehensive income .....................
Common stock issued:
 Stock option plans and stock awards .......      389,445        6,972        --           --
 Acquisitions ..............................      625,984        6,179        --        6,353
Repurchases of common stock ................      (97,813)      (5,258)       --           --
Cash dividends declared ....................           --           --        --      (32,664)
Other ......................................         (453)       2,057       144           --
                                               ----------    ---------    ------    ---------
Balance, December 31, 1998 .................   39,650,845    $ 291,786    $ (107)   $ 539,128
Comprehensive income:
 Net income ................................           --           --        --      130,337
 Minimum pension liability adjustment ......           --           --        --           --
 Unrealized losses on securities, net of
  tax ......................................           --           --        --           --
  Comprehensive income .....................
Common stock issued:
 Stock option plans and stock awards .......      486,905       10,203        --           --
 Acquisitions ..............................      122,865        8,910        --         (301)
Repurchases of common stock ................     (764,205)     (36,385)       --           --
Cash dividends declared ....................           --           --        --      (44,556)
Other ......................................           --        4,175        79         (738)
                                               ----------    ---------    ------    ---------
Balance, December 31, 1999 .................   39,496,410    $ 278,689    $  (28)   $ 623,870
                                               ==========    =========    ======    =========



                                                      Accumulated Other
                                                 Comprehensive Income (Loss)
                                             ------------------------------------
                                                 Unrealized Gains/      Minimum        Total
                                              (Losses) on Securities    Pension    Shareholders'
                                                Available for Sale     Liability      Equity
                                             ------------------------ ----------- --------------
                                                       (thousands, except share data)
Balance, December 31, 1996 .................        $   1,926           $  (77)     $ 655,400
Comprehensive income:
 Net income ................................               --               --        106,687
 Minimum pension liability adjustment ......               --             (203)          (203)
 Unrealized gains on securities, net of
  tax ......................................            8,459               --          8,459
                                                                                    ---------
  Comprehensive income .....................                                          114,943
Common stock issued:
 Stock option plans and stock awards .......               --               --          7,904
 Acquisitions ..............................               --               --          2,528
Repurchases of common stock ................               --               --        (13,021)
Cash dividends declared ....................               --               --        (35,164)
Other ......................................               --               --          2,367
                                                    ---------           ------      ---------
Balance, December 31, 1997 .................        $  10,385           $ (280)     $ 734,957
Comprehensive income:
 Net income ................................               --               --        122,172
 Minimum pension liability adjustment ......               --              198            198
 Unrealized losses on securities, net of
  tax ......................................           (1,878)              --         (1,878)
                                                                                    ---------
  Comprehensive income .....................                                          120,492
Common stock issued:
 Stock option plans and stock awards .......               --               --          6,972
 Acquisitions ..............................               --               --         12,532
Repurchases of common stock ................               --               --         (5,258)
Cash dividends declared ....................               --               --        (32,664)
Other ......................................               --               --          2,201
                                                    ---------           ------      ---------
Balance, December 31, 1998 .................        $   8,507           $  (82)     $ 839,232
Comprehensive income:
 Net income ................................               --               --        130,337
 Minimum pension liability adjustment ......               --               80             80
 Unrealized losses on securities, net of
  tax ......................................          (51,301)              --        (51,301)
                                                                                    ---------
  Comprehensive income .....................                                           79,116
Common stock issued:
 Stock option plans and stock awards .......               --               --         10,203
 Acquisitions ..............................               --               --          8,609
Repurchases of common stock ................               --               --        (36,385)
Cash dividends declared ....................               --               --        (44,556)
Other ......................................               --               --          3,516
                                                    ---------           ------      ---------
Balance, December 31, 1999 .................        $ (42,794)          $   (2)     $ 859,735
                                                    =========           ======      =========

See accompanying notes to supplemental consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES


              SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Years ended
                                                                                            December 31,
                                                                                           ---------------
                                                                                                 1999
                                                                                           ---------------
                                                                                             (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................................  $     130,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ................................................................         40,828
Depreciation on assets under operating lease .............................................         13,320
Depreciation and amortization, excluding depreciation on assets under operating lease ....         46,302
Deferred income taxes ....................................................................          5,510
Loan fees deferred, net ..................................................................          2,798
Bond premium amortization and discount accretion, net ....................................          4,872
Losses (gains) on sales of investment securities .........................................            600
Loss on sales of foreclosed real estate ..................................................            442
Gain on sales of equipment under lease ...................................................         (2,821)
Gain on sale of subsidiary ...............................................................         (4,893)
Gain on sale of mortgage servicing rights ................................................         (3,392)
Gain on sale of deposits .................................................................             --
Proceeds from sales of mortgage loans held for sale ......................................        845,602
Originations, net of principal repayments, of mortgage loans held for sale ...............       (774,640)
Increase in accrued interest receivable ..................................................         (2,704)
Increase in accrued interest payable .....................................................          9,009
Net change in trading securities .........................................................             --
Net change in other assets and other liabilities .........................................        (67,711)
                                                                                            -------------
Net cash provided by operating activities ................................................        243,459
                                                                                            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ....................................................................       (409,196)
Purchases of:
 Securities available for sale ...........................................................     (1,032,587)
 Securities held to maturity .............................................................        (26,777)
 Premises and equipment ..................................................................        (20,770)
 Other ...................................................................................        (20,000)
Proceeds from:
 Sales of securities available for sale ..................................................        206,765
 Maturities and issuer calls of securities available for sale ............................        581,581
 Maturities and issuer calls of securities held to maturity ..............................         69,425
 Sales of foreclosed real estate .........................................................         10,197
 Dispositions of premises and equipment ..................................................          7,409
 Dispositions of equipment utilized in leasing activities ................................          7,369
 Sale of mortgage servicing rights .......................................................          8,295
Net cash received in mergers, acquisitions, and divestitures .............................          3,105
                                                                                            -------------
Net cash used by investing activities ....................................................       (615,184)
                                                                                            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .................................................................        155,680
Net increase in borrowed funds ...........................................................        136,618
Proceeds from issuance of long-term debt .................................................        253,637
Repayment of long-term debt ..............................................................        (83,441)
Cash dividends paid ......................................................................        (44,556)
Proceeds from issuance of common stock, net ..............................................          8,340
Repurchase of common stock ...............................................................        (36,385)
Other ....................................................................................           (161)
                                                                                            -------------
Net cash provided by financing activities ................................................        389,732
                                                                                            -------------
Increase (decrease) in cash and cash equivalents .........................................         18,007
Cash and cash equivalents, beginning of year .............................................        406,374
                                                                                            -------------
Cash and cash equivalents, end of year ...................................................  $     424,381
                                                                                            =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ................................................................................  $     381,422
 Income taxes ............................................................................         71,408
Noncash transactions:
 Stock issued for acquisitions and other stock issuances, net ............................         14,647
 Unrealized securities (losses) gains, net ...............................................        (81,062)
 Dividends declared, but not yet paid ....................................................             --
 Loans transferred to foreclosed property ................................................          9,029



                                                                                              Years ended December 31,
                                                                                           -------------------------------
                                                                                                 1998            1997
                                                                                           --------------- ---------------
                                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................................  $     122,172   $     106,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ................................................................         20,759          18,764
Depreciation on assets under operating lease .............................................         13,030           7,247
Depreciation and amortization, excluding depreciation on assets under operating lease ....         45,022          44,575
Deferred income taxes ....................................................................          9,164          15,105
Loan fees deferred, net ..................................................................            815            (583)
Bond premium amortization and discount accretion, net ....................................          5,081           1,905
Losses (gains) on sales of investment securities .........................................         (2,357)         (1,540)
Loss on sales of foreclosed real estate ..................................................             66             594
Gain on sales of equipment under lease ...................................................         (5,550)         (3,534)
Gain on sale of subsidiary ...............................................................             --              --
Gain on sale of mortgage servicing rights ................................................             --              --
Gain on sale of deposits .................................................................             --          (2,000)
Proceeds from sales of mortgage loans held for sale ......................................        985,494         532,310
Originations, net of principal repayments, of mortgage loans held for sale ...............     (1,088,439)       (546,164)
Increase in accrued interest receivable ..................................................         (2,643)         (4,684)
Increase in accrued interest payable .....................................................          4,502              19
Net change in trading securities .........................................................             --          42,548
Net change in other assets and other liabilities .........................................        (92,213)        (43,530)
                                                                                            -------------   -------------
Net cash provided by operating activities ................................................         14,903         167,719
                                                                                            -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans ....................................................................       (702,836)       (476,832)
Purchases of:
 Securities available for sale ...........................................................     (1,294,537)     (2,024,950)
 Securities held to maturity .............................................................        (22,128)        (89,731)
 Premises and equipment ..................................................................        (19,948)        (26,904)
 Other ...................................................................................        (20,089)        (50,136)
Proceeds from:
 Sales of securities available for sale ..................................................        301,749         915,876
 Maturities and issuer calls of securities available for sale ............................        679,843         687,969
 Maturities and issuer calls of securities held to maturity ..............................        139,523         144,304
 Sales of foreclosed real estate .........................................................          8,532           6,704
 Dispositions of premises and equipment ..................................................          3,669           2,124
 Dispositions of equipment utilized in leasing activities ................................         22,570           4,016
 Sale of mortgage servicing rights .......................................................             --              --
Net cash received in mergers, acquisitions, and divestitures .............................         32,610         251,928
                                                                                            -------------   -------------
Net cash used by investing activities ....................................................       (871,042)       (655,632)
                                                                                            -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .................................................................        225,739         235,543
Net increase in borrowed funds ...........................................................        421,190         267,644
Proceeds from issuance of long-term debt .................................................        347,482         168,916
Repayment of long-term debt ..............................................................       (109,892)       (107,364)
Cash dividends paid ......................................................................        (39,644)        (34,598)
Proceeds from issuance of common stock, net ..............................................          6,037           6,735
Repurchase of common stock ...............................................................         (5,258)        (13,021)
Other ....................................................................................           (596)         (2,096)
                                                                                            -------------   -------------
Net cash provided by financing activities ................................................        845,058         521,759
                                                                                            -------------   -------------
Increase (decrease) in cash and cash equivalents .........................................        (11,081)         33,846
Cash and cash equivalents, beginning of year .............................................        417,455         383,609
                                                                                            -------------   -------------
Cash and cash equivalents, end of year ...................................................  $     406,374   $     417,455
                                                                                            =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ................................................................................  $     377,823   $     346,515
 Income taxes ............................................................................         35,274          39,288
Noncash transactions:
 Stock issued for acquisitions and other stock issuances, net ............................         14,281           3,982
 Unrealized securities (losses) gains, net ...............................................         (2,920)         13,940
 Dividends declared, but not yet paid ....................................................             --           6,981
 Loans transferred to foreclosed property ................................................          8,627           8,885

See accompanying notes to supplemental consolidated financial statements.

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying supplemental consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Capital Trust I ("CCTI"), Triangle Capital Trust ("TCT"), and Centura Bank (the "Bank"). Centura also has a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company. The Bank also has various wholly-owned subsidiaries which in the aggregate represent approximately thirteen percent of total assets. All significant intercompany transactions are eliminated in consolidation.

     On February 18, 2000, Triangle Bancorp, Inc. ("Triangle") merged with and into Centura Banks, Inc. in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information included in the accompanying supplemental consolidated financial statements and notes has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. See Note 3 for further information regarding the merger. Although these financial statements do not extend through the date of consummation, they will become the historical consolidated financial statements of Centura after financial statements covering the date of consummation of the business combination are issued.


     Basis of Financial Statement Presentation

     The supplemental consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("AFLL"), the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of mortgage servicing rights ("MSRs").


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

     CCTI and TCT were established to facilitate the issuance of Capital Securities as described in detail in Note 11 to the supplemental consolidated financial statements.


     Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing balances due from other banks, and federal funds sold.


     Investment Securities

     Centura's investments are classified based on management's intention as either held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. Debt securities that Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes.

     HTM investment securities are stated at cost, net of the amortization of premium and the accretion of discount. AFS investment securities are used as a part of Centura's asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors.

     Securities transactions are recognized on a trade-date basis. The cost of securities sold is determined on a specific identification basis. Premiums and discounts are amortized or accreted into income using the level-yield method over the estimated lives of the assets.


     Loans

     Substantially all loans accrue interest using the level-yield method based on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and amortized as an adjustment to interest income over the estimated life of the related loans using a method that approximates a constant yield.

     Centura originates certain residential mortgage loans with the intent to sell. Such loans held for sale are included in loans in the accompanying consolidated balance sheets and are carried at the lower of cost or fair value on an aggregate loan basis as determined by outstanding commitments from investors or current quoted market prices.


     Allowance for Loan Losses

     The AFLL represents management's estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management's periodic evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, and the growth and risk composition of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.


     Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

     A loan is considered to be impaired when, based on current information, it is probable Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

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

     Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. At December 31, 1999 and 1998, the net book value of other real estate properties was $6.4 million and $7.9 million, respectively.

     Mortgage Servicing Rights

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. To determine fair value, MSRs are stratified on the basis of numerous financial characteristics including servicing fee, maturity, interest rate, repricing index, etc. Expected cash flows are determined by applying prepayment estimates to the contractual term of the serviced loans. The fair value is estimated by discounting these cash flows through the serviced loan's expected maturity date. The discount rate used is based on market yields and includes a risk premium reflecting the credit and interest rate risk inherent in each strata of servicing rights. Cash flows and fair values are calculated over a broad range of possible interest rate paths that are based on market volatility estimates, with the reported fair value representing the average value for those interest rate paths.


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


     Other Assets and Other Liabilities

     Intangible assets are principally comprised of goodwill and are included in other assets. Goodwill represents the excess of cost over the fair value of net assets acquired in purchase acquisitions and is generally being amortized over 15 years. At December 31, 1999 and 1998, goodwill, net of accumulated amortization, was $135.8 million and $127.1 million, respectively.

     Negative goodwill, included in other liabilities, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserve and reducing the basis in bank premises and equipment and other noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over a period of ten years, the period estimated to be benefited. At December 31, 1999 and 1998, negative goodwill, net of accumulated accretion, was $3.5 million and $4.8 million, respectively.

     Centura has included as other assets equipment under operating lease contracts. For the years ended December 31, 1999, 1998, and 1997, $6.2 million, $7.5 million, and $4.6 million, respectively, of net operating lease rental income was recorded in other noninterest income.

     Also included in other assets is Centura's investment in FGHE, which is accounted for using the equity method of accounting. At December 31, 1999 and 1998, the investment in FGHE, net of accumulated amortization, was $29.7 million and $33.3 million, respectively. Retained earnings at December 31, 1999 includes undistributed losses from FGHE totaling $1.8 million. Undistributed earnings of $1.9 million were recognized in 1998.

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


     Net Income Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 638,376, 914,760, and 975,010 shares at December 31, 1999, 1998, and 1997 respectively. Dilutive potential common shares are calculated using the treasury stock method.


     Stock-Based Employee Compensation

     Most of Centura's stock-based employee compensation plans provide for the deferral of compensation in exchange for stock options. As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Centura accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). See Note 13 for the required SFAS 123 pro-forma disclosures.


     Off-Balance Sheet Derivative Financial Instruments

     Off-balance sheet derivative financial instruments, such as interest rate swaps ("swaps"), interest rate floor and cap arrangements ("floors" and "caps," respectively), and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized swaps, floors and caps. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes, third party financial models, and internal pricing analytics. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related designated asset or liability. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or a finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is approximately equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the swap is no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration are generally the same as those for a swap arrangement.

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

     Cash and Due From Banks (including those that are interest-bearing), Federal Funds Sold, and Accrued Interest Receivable -- The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

     Investment Securities -- The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

     Loans -- For fair value calculations, loans are categorized by business purpose and divided into fixed and variable classifications. These classifications are further segmented into like groups based on financial characteristics such as maturity, coupon, reprice index, etc. Final maturities and expected cash flows are determined by applying prepayment estimates to the contractual term of the loans. The fair values of loans are estimated by discounting cash flows through the loan's expected maturity date. The discount rate is based on market yields that include a risk premium reflecting the credit and interest rate risk inherent in each class of loan. Cash flows and fair values are calculated over a broad range of possible future interest rate paths with the reported fair value representing the average value for those interest rate paths.

     Deposits -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, are considered to approximate the amount payable on demand at year-end. The fair value of time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowed Funds, Accrued Interest Payable, and Long-term Debt -- The fair value of borrowed funds and accrued interest payable approximates its carrying amount due to its short-term nature. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rates are based on market rates for debt of the same remaining maturities.


     Current Accounting Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement addresses accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be designated as a hedge of exposure to changes in fair value of an asset or liability, exposure to variable cash flows of a forecasted transaction or exposure of foreign currency denominated forecasted transactions. The accounting for changes in the fair value of a derivative depends on the intended use of the derivatives and its resulting designation. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB 133." This Statement defers the effective date of SFAS 133 for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of evaluating the impact of adopting SFAS 133. Management anticipates adopting this Statement on January 1, 2001.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the supplemental consolidated financial statements of Centura and monitors the status of changes to exposure drafts and to proposed effective dates.

NOTE 2 -- OTHER COMPREHENSIVE INCOME OR LOSS
     The components of other comprehensive income or loss are summarized below for the years ended December 31:



                                                                1999                                  1998
                                               -------------------------------------- ------------------------------------
                                                                Tax                                    Tax
                                                Before-Tax   (Expense)    After-Tax    Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit       Amount       Amount      Benefit      Amount
                                               ------------ ----------- ------------- ------------ ----------- -----------
                                                                               (thousands)
Unrealized gains on securities:
 Unrealized (losses) gains arising
  during period .............................. $(81,662)     $30,054      $ (51,608)    $   (563)    $   208    $   (355)
 Less: Reclassification for realized
  (losses) gains .............................     (600)         293           (307)       2,357        (834)      1,523
                                               --------      -------      ---------     --------     -------    --------
 Unrealized (losses) gains, net of
  reclassification ...........................  (81,062)      29,761        (51,301)      (2,920)      1,042      (1,878)
Minimum pension liability adjustment .........      132          (52)            80          328        (130)        198
                                               --------      -------      ---------     --------     -------    --------
Other comprehensive (loss) income ............ $(80,930)     $29,709      $ (51,221)    $ (2,592)    $   912    $ (1,680)
                                               ========      =======      =========     ========     =======    ========



                                                              1997
                                               -----------------------------------
                                                                Tax
                                                Before-Tax   (Expense)   After-Tax
                                                  Amount      Benefit     Amount
                                               ------------ ----------- ----------
                                                           (thousands)
Unrealized gains on securities:
 Unrealized (losses) gains arising
  during period ..............................   $15,480     $ (6,027)    $9,453
 Less: Reclassification for realized
  (losses) gains .............................     1,540         (546)       994
                                                 -------     --------     ------
 Unrealized (losses) gains, net of
  reclassification ...........................    13,940       (5,481)     8,459
Minimum pension liability adjustment .........      (338)         135       (203)
                                                 -------     --------     ------
Other comprehensive (loss) income ............   $13,602     $ (5,346)    $8,256
                                                 =======     ========     ======

NOTE 3 -- MERGERS, ACQUISITIONS AND DIVESTITURES

     Centura consummated the following mergers and acquisitions during 1999, 1998, and 1997.




                                                                      Acquisition
                                                                         Date      Assets   Loans   Deposits   Shares Issued
                                                                     ------------ -------- ------- ---------- --------------
                                                                                          (millions, except shares)
ACQUISITIONS ACCOUNTED FOR AS PURCHASES:
 Capital Advisors ..................................................    1/07/99     $  1    $ --      $ --         122,865
 Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC ...............    2/05/99       57      41        40              --
 Moore & Johnson, Inc. ("M&J"), insurance agency ...................    1/30/98     $  3    $ --      $ --          48,950
 NBC Bank, FSB ("NBC"), deposit assumption .........................    7/24/98       17       4        17              --
 Clyde Savings Bank, A Division of the Hometown Bank,
   ("Clyde"), deposit assumption ...................................   10/15/98        6      --         6              --
 Branch Banking and Trust Company and United Carolina Bank
   ("BB&T"), deposit assumption ....................................    8/15/97     $508    $232      $508              --
 Betts & Company ("Betts"), insurance agency .......................   11/03/97        1      --        --          44,443
 NationsBank, N.A. ("NationsBank"), deposit assumption .............   11/13/97       86      52        86              --
 First Union National Bank ("First Union"), deposit assumption .....   12/05/97       16      --        16              --
MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS:
 First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach,
   VA ..............................................................    3/26/99     $527    $433      $380       1,706,875
 Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC ............    3/27/98     $138    $ 93      $125         577,034
 Guaranty State Bancorp ("Guaranty"), Durham, NC ...................    4/16/98      103      78        89         849,816
 United Federal Savings Bank ("United"), Rocky Mount, NC ...........    9/17/98      302     248       266       1,625,552
 Bank of Mecklenburg ("Mecklenburg"), Charlotte, NC ................   10/02/97     $270    $140      $195       1,474,921
 Coastal Leasing Company ("Coastal"), Greenville, NC ...............   10/31/97       13      13        --         219,375

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger have been restated as though the entities had been combined for the periods presented except as indicated otherwise for the Pee Dee transaction discussed below. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the supplemental consolidated financial statements until the consummation date of the transaction.

     On February 18, 2000, Centura merged with Triangle, a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Centura issued approximately 11.4 million shares to effect the combination and each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.4 billion and operated 71 locations throughout North Carolina. In connection with this combination, Centura expects to incur merger-related expenses ranging between $35 million and $45 million. In addition anticipated losses of approximately $15 million are expected to be incurred on sales of certain investment securities as a result of restructuring Triangle's investment portfolio. Historical financial information presented in these supplemental consolidated financial statements has been restated to include the accounts and results of operations of Triangle.


     The following table presents the results of operations of the previously separate companies and does not reflect intercompany eliminations or reclassifications of certain revenue and expense items which were made to conform the reporting policies for the combined entity:



                                                                              Centura
                                                                            and Triangle
                                                   Centura      Triangle      Combined
                                                ------------- ------------ -------------
                                                   (in thousands, except share data)
Year ended December 31, 1999
 Net interest income, after provision .........   $ 306,489     $ 71,408     $ 377,897
 Noninterest income ...........................     152,693       20,221       172,914
 Noninterest expense ..........................     302,063       51,619       353,682
 Net income ...................................     104,028       26,707       130,735
 Net income per common share:
   Basic ......................................   $    3.66     $   1.06     $    3.28
   Diluted ....................................        3.62         1.04          3.23
Year ended December 31, 1998
 Net interest income, after provision .........   $ 302,447     $ 69,515     $ 371,962
 Noninterest income ...........................     140,521       18,456       158,977
 Noninterest expense ..........................     290,397       54,896       345,293
 Net income ...................................     100,314       21,858       122,172
 Net income per common share:
   Basic ......................................   $    3.57     $   0.87     $    3.10
   Diluted ....................................        3.50         0.84          3.03
Year ended December 31, 1997
 Net interest income, after provision .........   $ 273,224     $ 63,269     $ 336,493
 Noninterest income ...........................     112,268       16,922       129,190
 Noninterest expense ..........................     253,357       50,125       303,482
 Net income ...................................      87,161       19,526       106,687
 Net income per common share:
   Basic ......................................   $    3.17     $   0.79     $    2.76
   Diluted ....................................        3.11         0.76          2.70

     On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. The acquisition was accounted for using the purchase method of accounting, and approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet.

     On February 5, 1999, Centura completed the acquisition of Scotland, based in Laurinburg, North Carolina. The acquisition was accounted for as a purchase. Goodwill of approximately $6.6 million was recorded in other assets on the consolidated balance sheet.

     On March 26, 1999, Centura merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. The combination was accounted for as a pooling-of-interests, and accordingly, historical financial information for all periods presented has been restated to include First Coastal's historical financial information. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 financial stores. In connection with the merger, Centura recorded non-recurring pre-tax charges of $8.4 million, which includes $6.9 million in merger-related expenses and $1.5 million in provision for loan losses recorded to align the allowance for loan loss factors between the two entities. Included in these merger-related expenses were severance and termination-related accruals, costs of the transaction, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs include payments to be made in connection with the involuntary termination of employees who were specifically identified and notified of their termination and severance benefits in December, 1998. The following table summarizes these merger-related charges as well as any remaining liability at December 31, 1999:



                                                          Utilized in     Remaining Balance
Merger-Related Charges                        Pre-tax         1999        December 31, 1999
------------------------------------------   ---------   -------------   ------------------
                                                             (in thousands)
Severance costs ..........................    $  770         $  770             $ --
Write-off of unrealizable assets .........     1,259          1,059              200
Contract terminations ....................     2,071          1,337              734
Professional costs .......................     1,683          1,683               --
Other merger-related expenses ............     1,075          1,068                7
                                              ------         ------             ----
Total merger-related expenses ............    $6,858         $5,917             $941
                                              ======         ======             ====

     On January 30, 1998, Centura consummated the acquisition of M&J, an insurance agency with its principal operations in Raleigh, North Carolina. M&J added approximately $3.0 million in assets and $3.2 million of goodwill.

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

     On April 16, 1998, Centura merged with Guaranty, a Durham, North Carolina based bank with assets of approximately $103 million. The combination was effected through the issuance of 849,816 shares of Centura common stock representing an exchange of 0.95 shares of Centura common stock for each outstanding share of Guaranty common stock. The combination was accounted for as a pooling-of-interests.

     On July 24, 1998, Centura assumed approximately $17.0 million of deposits and $4.0 million of loans from NBC. The transaction added approximately $1.7 million to goodwill. Located in the Winston-Salem area of North Carolina, these supermarket locations complement Centura's existing supermarket delivery channel.

     On September 17, 1998, Centura merged with United. United operated 13 offices in Rocky Mount, North Carolina. Each share of United common stock was exchanged for 0.49 shares of Centura common stock. This pooling added $248.0 million and $266.0 million to Centura's loan and deposit portfolios, respectively.

     On October 15, 1998, Centura consummated a deposit assumption from Clyde. In the transaction, Centura assumed approximately $6.0 million of deposits from Clyde's branch office located in Franklin, North Carolina. Goodwill of $358,000 was recorded.

     On August 15, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from BB&T. Centura acquired 23 offices located in several communities in eastern and southeastern North Carolina. The purchase price exceeded the fair value of net assets acquired which resulted in $51.7 million recorded as goodwill, included in other assets on the supplemental consolidated balance sheet.

     On October 2, 1997, Centura completed the acquisition of Mecklenburg through the issuance of 0.45 shares of Centura's common stock for each share of the outstanding stock of Mecklenburg, resulting in the issuance of 1,474,921 shares. Mecklenburg, with two offices in Charlotte, expanded Centura's presence to western North Carolina. The transaction was accounted for as a pooling-of-interests.

     On October 31, 1997, Centura acquired Coastal Leasing through the issuance of 219,375 shares of Centura's common stock, in a transaction accounted for as a pooling-of-interests. Coastal Leasing specializes in the leasing of office equipment to small businesses.

     On November 3, 1997, Centura consummated its acquisition of Betts, an independent insurance agency based in Rocky Mount, North Carolina. The merger was consummated through the issuance of 44,443 shares of Centura common stock. The purchase price exceeded the fair value of the net assets acquired and accordingly, goodwill of $2.6 million was recorded. The activities of Betts continue through Centura Insurance Services, Inc., a wholly-owned subsidiary of Centura Bank.

     On November 13, 1997, Centura consummated its assumption of deposit liabilities and acquisition of certain loans from NationsBank. Centura acquired five banking centers, all located in North Carolina. Goodwill of $7.8 million was recorded as an other asset on the supplemental consolidated balance sheet. In addition, on December 5, 1997 Centura acquired $16.0 million in deposits from First Union's Bakersfield, North Carolina office and accordingly, goodwill of approximately $921,000 was recorded.

     On September 30, 1999, Centura sold its technology leasing subsidiary, CLG, Inc. The pretax net gain recorded on this sale was $4.9 million.

NOTE 4 -- INVESTMENT SECURITIES
     A summary of investment securities by type at December 31 follows:



                                                            1999
                                    ----------------------------------------------------
                                      Amortized    Unrealized   Unrealized      Fair
                                         Cost         Gains       Losses        Value
                                    ------------- ------------ ------------ ------------
                                                        (thousands)
Held to maturity:
 U.S. Treasury .................... $   24,900       $   124      $    --   $   25,024
 U.S. government agencies
  and corporations ................     43,786           108          127       43,767
 Mortgage-backed securities             16,827            --          401       16,426
 State and municipal ..............     26,686           317           46       26,957
 Other securities .................      2,375             6           34        2,347
                                    ----------       -------      -------   ----------
 Total held to maturity ........... $  114,574       $   555      $   608   $  114,521
                                    ==========       =======      =======   ==========
Available for sale:
 U.S. Treasury .................... $  125,514       $    39      $   420   $  125,133
 U.S. government agencies
  and corporations ................    294,072         4,072        5,864      292,280
 Mortgage-backed securities          1,600,572         1,296       46,046    1,555,822
 Asset-backed securities ..........    215,351            49        2,978      212,422
 State and municipal ..............     87,924            36        5,598       82,362
 Common stock .....................     63,573        10,641        1,436       72,778
 Other securities .................    407,672            --       20,955      386,717
                                    ----------       -------      -------   ----------
 Total available for sale ......... $2,794,678       $16,133      $83,297   $2,727,514
                                    ==========       =======      =======   ==========



                                                            1998                             1997
                                    ---------------------------------------------------- ------------
                                      Amortized    Unrealized   Unrealized      Fair       Amortized
                                         Cost         Gains       Losses        Value        Cost
                                    ------------- ------------ ------------ ------------ ------------
                                                               (thousands)
Held to maturity:
 U.S. Treasury .................... $   36,849       $ 1,291      $    --   $   38,140   $   90,932
 U.S. government agencies
  and corporations ................     83,144         1,325            3       84,466      140,444
 Mortgage-backed securities             21,274            15          116       21,173       39,656
 State and municipal ..............     42,158         1,778            9       43,927       51,462
 Other securities .................      1,480            36           --        1,516        2,103
                                    ----------       -------      -------   ----------   ----------
 Total held to maturity ........... $  184,905       $ 4,445      $   128   $  189,222   $  324,597
                                    ==========       =======      =======   ==========   ==========
Available for sale:
 U.S. Treasury .................... $  168,784       $ 4,984      $    --   $  173,768   $  300,776
 U.S. government agencies
  and corporations ................    259,240         1,864        3,300      257,804      201,492
 Mortgage-backed securities          1,492,355        15,903       11,806    1,496,452    1,315,389
 Asset-backed securities ..........    178,258         2,965          223      181,000       93,875
 State and municipal ..............     73,340         2,007          272       75,075       37,967
 Common stock .....................     54,359            --           69       54,290       58,988
 Other securities .................    299,191         5,057        3,212      301,036      155,602
                                    ----------       -------      -------   ----------   ----------
 Total available for sale ......... $2,525,527       $32,780      $18,882   $2,539,425   $2,164,089
                                    ==========       =======      =======   ==========   ==========

     The following is a summary of investment securities by contractual maturity at December 31, 1999:



                                                   Held to Maturity              Available for Sale
                                             ----------------------------- ------------------------------
                                              Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                             ---------------- ------------ ---------------- -------------
                                                                     (thousands)
Due in one year or less ....................     $ 32,391       $ 32,413      $   91,353     $   95,060
Due after one year through five years ......       53,385         53,683         344,732        338,864
Due after five years through ten years .....        8,689          8,727          77,791         72,497
Due after ten years ........................        3,282          3,272         406,307        383,872
Mortgage-backed and asset-backed securities        16,827         16,426       1,815,923      1,768,244
Common stock ...............................           --             --          58,572         68,977
                                                 --------       --------      ----------     ----------
Total ......................................     $114,574       $114,521      $2,794,678     $2,727,514
                                                 ========       ========      ==========     ==========

     At December 31, 1999 and 1998, investment securities with book values of approximately $1.4 billion and $854.0 million, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 10 have been transferred to a third party or are maintained in segregated accounts.

     During 1999, gross realized gains and losses of $3.6 million and $4.2 million, respectively, were generated from sales of securities. Gross gains of $3.0 million and $6.2 million and gross losses of $638,000 and $4.7 million were realized during 1998 and 1997, respectively.

NOTE 5 -- LOANS
     A summary of loans at December 31 follows:




                                                                1999          1998
                                                           ------------- -------------
                                                                   (thousands)
Commercial, financial, and agricultural ..................  $1,759,546    $1,345,458
Consumer .................................................     587,590       563,009
Real estate -- mortgage ..................................   3,855,288     3,824,429
Real estate -- construction and land development .........     942,719       930,399
Leases ...................................................     292,672       462,154
Other ....................................................      90,955        91,358
                                                            ----------    ----------
Total loans, net of unearned income ......................  $7,528,770    $7,216,807
                                                            ==========    ==========
Included in the above:
Nonaccrual loans .........................................  $   29,415    $   37,238
Accruing loans past due ninety days or more ..............      14,366        14,777

     Loans classified as real estate -- mortgage include mortgage loans held for sale of $86.5 million and $160.7 million for 1999 and 1998, respectively. Most of Centura's loan business is with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 1999, 1998 and 1997 amounted to $3.1 billion, $3.3 billion and $3.5 billion, respectively.

     For the years ended December 31, 1999, 1998 and 1997, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $2.3 million, $2.7 million and $2.1 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $668,000, $718,000, and $634,000 during 1999, 1998, and 1997, respectively.

     In the normal course of business, Centura extends credit to FGHE at prevailing interest rates and at terms similar to those granted in arms-length transactions. At December 31, 1999 and 1998, total loans outstanding to FGHE were $34.0 million and $55.9 million, respectively, and are included in the consolidated balance sheets.

     The Bank makes loans to executive officers and directors of Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.


NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     A summary of changes in the allowance for loan losses follows:



                                                           1999         1998         1997
                                                       ------------ ------------ ------------
                                                                    (thousands)
AFLL at beginning of year ............................  $  91,894    $  86,373    $  77,917
AFLL related to loans sold and subsidiary sale .......       (556)          --           --
Allowance for acquired loans .........................        605        2,068        4,338
Provision for loan losses ............................     40,828       20,759       18,764
Charge-offs ..........................................    (41,044)     (21,263)     (19,397)
Recoveries on loans previously charged-off ...........      3,553        3,957        4,751
                                                        ---------    ---------    ---------
Net Charge-offs ......................................    (37,491)     (17,306)     (14,646)
                                                        ---------    ---------    ---------
AFLL at end of year ..................................  $  95,280    $  91,894    $  86,373
                                                        =========    =========    =========

     The following tables summarize impaired loan information as of December
31:



                                                      1999       1998
                                                   ---------- ----------
                                                        (thousands)
Impaired loans with related allowance ............  $11,802    $15,651
Impaired loans with no related allowance .........    3,861      4,659
                                                    -------    -------
Total impaired loans .............................  $15,663    $20,310
                                                    =======    =======
Allowance on impaired loans ......................  $ 6,543    $ 6,487


                                           1999      1998      1997
                                        --------- --------- ---------
                                                 (thousands)
Cash basis interest income ............  $   141   $   150   $   207
Average impaired loan balance .........   24,160    19,745    14,686

NOTE 7 -- MORTGAGE SERVICING RIGHTS

     A summary of capitalized MSRs follows:



                                          1999       1998
                                       ---------- ----------
                                            (thousands)
Balance at beginning of year .........  $ 36,334   $ 31,532
MSRs capitalized .....................    13,203     13,440
MSRs amortized .......................    (9,285)    (8,638)
Sale of MSRs .........................    (4,336)        --
                                        --------   --------
Balance at end of year ...............  $ 35,916   $ 36,334
                                        ========   ========

     The fair value of capitalized MSRs at December 31, 1999 and 1998 was approximately $62.9 million and $44.5 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1999 and 1998.


NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:



                                                             1999       1998
                                                          ---------- ----------
                                                               (thousands)
Land ....................................................  $ 25,569   $ 26,317
Buildings ...............................................   103,011    103,377
Buildings and equipment under capital lease .............     2,017      2,017
Leasehold improvements ..................................    21,904     21,344
Furniture, fixtures, and equipment ......................   135,964    145,667
Construction in progress ................................     3,310      1,418
                                                           --------   --------
Total ...................................................   291,775    300,140
Less: Accumulated depreciation and amortization .........   132,475    135,310
                                                           --------   --------
Premises and equipment ..................................  $159,300   $164,830
                                                           ========   ========

     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $20.9 million, $21.9 million, and $20.8 million in 1999, 1998, and 1997, respectively.

     Centura is obligated under a number of noncancelable operating leases for banking premises with termination dates that extend up to seventeen years. Centura is also obligated under short-term equipment leases which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows (in thousands):


2000 .................................  $10,688
2001 .................................    8,202
2002 .................................    6,379
2003 .................................    4,529
2004 .................................    3,330
Thereafter ...........................   17,052
                                        -------
Total minimum lease payments .........  $50,180
                                        =======

     Rent expense charged to operations was as follows:



                           1999      1998      1997
                        --------- --------- ---------
                                 (thousands)
Bank premises .........  $ 9,412   $ 8,636   $ 7,168
Equipment .............    2,679     3,446     3,266
                         -------   -------   -------
Rent expense ..........  $12,091   $12,082   $10,434
                         =======   =======   =======

NOTE 9 -- DEPOSITS

     At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):


2000 ........................  $3,060,810
2001 ........................     309,863
2002 ........................     273,434
2003 ........................      35,917
2004 and thereafter .........     145,559
                               ----------
Total .......................  $3,825,583
                               ==========

NOTE 10 -- BORROWED FUNDS

     At December 31, borrowed funds consisted of the following:



                                                                                 1999          1998
                                                                            ------------- -------------
                                                                                    (thousands)
Federal funds purchased and securities sold under agreements to repurchase   $1,149,038    $1,151,349
Master notes ..............................................................     315,829       291,126
Federal Home Loan Bank ("FHLB") Advances ..................................     100,000         6,800
U.S. Treasury demand note .................................................      25,959         5,498
Other .....................................................................      10,412        10,344
                                                                             ----------    ----------
Total borrowed funds ......................................................  $1,601,238    $1,465,117
                                                                             ==========    ==========

     At December 31, 1999, the Bank had $2.2 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to nine months. Maturities for outstanding repurchase agreements range from overnight to two months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

     At December 31, 1999, $50.0 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to Centura to provide for general liquidity needs. The rate on this line was 6.07 percent at year-end. This line is renewed on an annual basis.

     The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase and master notes:



                                                                      1999            1998           1997
                                                                --------------- --------------- -------------
                                                                           (dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding at December 31 .............................   $ 1,149,038     $ 1,151,349     $ 619,759
Average outstanding balance ...................................     1,028,347         815,676       618,582
Highest balance at any month-end ..............................     1,418,146       1,212,367       817,412
Interest expense ..............................................        51,781          43,891        34,473
Approximate weighted-average interest rate:
During the year ...............................................          5.04%           5.38%         5.57%
End of year ...................................................          5.09            5.14          5.39
Master notes:
Amount outstanding at December 31 .............................   $   315,829     $   291,126     $ 211,095
Average outstanding balance ...................................       306,107         242,562       176,099
Highest balance at any month-end ..............................       325,809         300,199       220,413
Interest expense ..............................................        12,752          11,195         8,441
Approximate weighted-average interest rate:
During the year ...............................................          4.17%           4.62%         4.79%
End of year ...................................................          4.57            4.03          4.82

NOTE 11 -- LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:



                                                     1999        1998
                                                 ----------- -----------
                                                       (thousands)
Federal Home Loan Bank advances ................  $658,397    $601,053
Capital Securities .............................   119,954     119,952
Bank notes .....................................   125,000          --
Notes payable secured by lease rentals .........        --      35,441
Obligations under capitalized leases ...........       908       1,102
Other ..........................................        95         188
                                                  --------    --------
Total long-term debt ...........................  $904,354    $757,736
                                                  ========    ========

     At December 31, 1999, Centura's maximum borrowing capacity with the FHLB was $893.2 million, of which $758.4 million was advanced at year-end 1999. Of the amount advanced at year-end, $658.4 million and $100.0 million are classified as long-term debt and short-term borrowings, respectively. At December 31, 1999, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.6 percent. At December 31, 1998, FHLB advances had maturities of up to 13 years with interest rates ranging between
1.0 percent and 6.7 percent. Centura has a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 1999 and 1998, Centura owned 387,241 shares and 309,387 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to Centura by the FHLB.

     The Bank has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 1999, there were $125.0 million of 6.5 percent 10 year subordinated bank notes outstanding. There were no bank notes outstanding at year-end 1998.

     In June 1997, CCTI, a wholly-owned statutory business trust of Centura, issued $100.0 million of Capital Securities maturing June 2027 ("Capital Securities") bearing an interest rate of 8.845 percent. CCTI also issued $3.1 million of common securities to Centura. CCTI invested the proceeds of $103.1 million, generated from the Capital Securities and common securities issuances, in 8.845 percent Junior Subordinated Deferrable Interest Debentures ("junior debentures") issued by Centura, which upon consolidation are eliminated. The junior debentures, with a maturity of June 2027, are the primary assets of CCTI. With respect to the Capital Securities, Centura has irrevocably and unconditionally guaranteed CCTI's obligations.

     Also in June 1997, TCT, a wholly-owned statutory business trust of Centura, issued $20.0 million of 9.375 percent Capital Securities maturing in June 2027. The proceeds from this issuance were used by TCT to purchase junior debentures issued by Centura, which upon consolidation are eliminated. The junior debentures are the sole assets of TCT. As with the Capital Securities described above, Centura has irrevocably and unconditionally guaranteed the obligations of TCT.

     The Capital Securities discussed above are included in Tier I capital for regulatory capital adequacy requirements.

     Equipment under leases is partially funded through the use of fixed rate debt secured by future lease rentals to be received under certain lease contracts and first liens on the related equipment. Generally, the terms of these obligations are equal to the terms of the underlying contracts. At December 31, 1999, Centura had no outstanding debt secured by future lease rentals. At December 31, 1998, the weighted-average interest rate and maturity for the notes payable secured by lease rentals were 8.33 percent and 2.3 years, respectively.

     At December 31, 1999, maturities of long-term debt are as follows (in thousands):


2000 ...............  $185,613
2001 ...............   214,195
2002 ...............   244,664
2003 ...............    10,093
2004 ...............       107
Thereafter .........   249,682
                      --------
Total ..............  $904,354
                      ========

NOTE 12 -- BENEFIT PLANS

     Centura sponsors a noncontributory, qualified defined benefit pension plan, a postretirement benefit plan, and defined contribution plans (401(k)) for the benefit of its employees. Centura also has an Omnibus Supplemental Executive Retirement Plan ("SERP") which provides various officers with certain benefits in excess of Centura's standard pension plan.

     The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:

                                                          Pension Plan            Postretirement                  SERP
                                                            Benefits                 Benefits                   Benefits
                                                     ----------------------- ------------------------- ---------------------------
                                                         1999        1998        1999         1998          1999          1998
                                                     ----------- ----------- ------------ ------------ ------------- -------------
                                                                                      (thousands)
Reconciliation of Benefit Obligation
Net benefit obligation, January 1 ..................  $ 43,329    $ 37,953     $  5,507     $  4,994     $  12,801     $  10,651
Service cost .......................................     2,884       2,717          282          214           906           975
Interest cost ......................................     3,061       2,723          420          354           909           829
Participant contributions ..........................        --          --          197          137            --            --
Plan amendments ....................................        --          --           --           --          (491)       (1,007)
Actuarial (gain)/loss ..............................    (3,230)      1,904          420          250          (198)        2,017
Benefits paid ......................................    (4,474)     (1,968)        (535)        (442)         (720)         (664)
                                                      --------    --------     --------     --------     ---------     ---------
Net benefit obligation, December 31 ................  $ 41,570    $ 43,329     $  6,291     $  5,507     $  13,207     $  12,801
                                                      ========    ========     ========     ========     =========     =========
Reconciliation of Fair Value of Plan Assets*
Fair value, January 1 ..............................  $ 34,597    $ 30,006     $     --     $     --     $      --     $      --
Actual return on plan assets .......................     4,061       2,398           --           --            --            --
Employer contributions .............................     2,345       4,161          338          305           720           664
Participant contributions ..........................        --          --          197          137            --            --
Benefits paid ......................................    (4,474)     (1,968)        (535)        (442)         (720)         (664)
                                                      --------    --------     --------     --------     ---------     ---------
Fair value, December 31 ............................  $ 36,529    $ 34,597     $     --     $     --     $      --     $      --
                                                      ========    ========     ========     ========     =========     =========
Funded Status
Funded status, December 31 .........................  $ (5,041)   $ (8,732)    $ (6,291)    $ (5,507)    $ (13,207)    $ (12,801)
Unrecognized net transition (asset)/obligation .....      (104)       (211)       2,885        3,107            --            --
Unrecognized prior service cost ....................     2,406       2,645          159          175           348           935
Unrecognized actuarial loss/(gain) .................     3,809       8,091          298         (122)        2,470         2,648
                                                      --------    --------     --------     --------     ---------     ---------
Net amount recognized ..............................  $  1,070    $  1,793     $ (2,949)    $ (2,347)    $ (10,389)    $  (9,218)
                                                      ========    ========     ========     ========     =========     =========

---------
* The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.


     The following table sets forth amounts recognized in the supplemental consolidated financial statements for the years ended December 31:



                                       Pension Plan          Postretirement                  SERP
                                         Benefits               Benefits                   Benefits
                                    ------------------- ------------------------- ---------------------------
                                      1999      1998        1999         1998          1999          1998
                                    -------- ---------- ------------ ------------ ------------- -------------
                                                                   (thousands)
Accrued benefit liability .........  $   --    $ (694)    $ (2,949)    $ (2,347)    $ (10,774)    $ (10,132)
Prepaid benefit cost ..............   1,070        --           --           --            --            --
Intangible asset ..................      --     2,487           --           --           383           832
Accumulated OCI ...................      --        --           --           --             2            82
                                     ------    ------     --------     --------     ---------     ---------
Net amount recognized .............  $1,070    $1,793     $ (2,949)    $ (2,347)    $ (10,389)    $  (9,218)
                                     ======    ======     ========     ========     =========     =========

     The components of net periodic pension cost for the years ended December 31 are as follows:



                                           Pension Plan                  Postretirement                   SERP
                                             Benefits                       Benefits                    Benefits
                                ----------------------------------- ------------------------ ------------------------------
                                    1999        1998        1997     1999   1998     1997       1999       1998      1997
                                ----------- ----------- ----------- ------ ------ ---------- ---------- --------- ---------
                                                                        (thousands)
Service cost ..................  $  2,884    $  2,717    $  2,401    $282   $214     $189      $  906    $  975    $  722
Interest cost .................     3,061       2,723       2,552     420    354     337          909       829       720
Expected return on assets .....    (3,166)     (2,714)     (2,430)     --     --      --           --        --        --
Amortization of:
 Transition asset .............      (107)       (106)       (106)    222    222     222           --        --        --
 Prior service cost ...........       239         238         181      15     16      16           95       236       571
 Actuarial loss/(gain) ........       158         111         142      --     --      (6)         (19)      238       374
                                 --------    --------    --------    ----   ----     ------    ------    ------    ------
Net periodic benefit cost .....  $  3,069    $  2,969    $  2,740    $939   $806     $758      $1,891    $2,278    $2,387
                                 ========    ========    ========    ====   ====     =====     ======    ======    ======

     In accounting for the above plans, the following assumptions were used:



                                                    Pension Plan                    Postretirement
                                                      Benefits                         Benefits
                                          -------------------------------- --------------------------------
                                             1999       1998       1997       1999       1998       1997
                                          ---------- ---------- ---------- ---------- ---------- ----------
Weighted-average discount rate ..........     7.50%      7.00%      7.25%      7.50%      7.00%      7.25%
Expected return on plan assets ..........     8.50       8.50       8.50         --         --         --
Rate of compensation increase ...........     5.50       5.50       5.50         --         --         --
Assumed health care cost trend rate .....       --         --         --       5.50       5.50       5.50



                                                        SERP
                                                      Benefits
                                          --------------------------------
                                             1999       1998       1997
                                          ---------- ---------- ----------
Weighted-average discount rate ..........     7.50%      7.00%      7.25%
Expected return on plan assets ..........       --         --         --
Rate of compensation increase ...........     5.50       5.50       5.50
Assumed health care cost trend rate .....       --         --         --

     The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:



                                                                                   1% Increase   1% Decrease
                                                                                  ------------- ------------
Effect on:
Service and interest cost components of net periodic postretirement benefit cost      $  376       $  341
Accumulated postretirement benefit obligation ...................................      5,376        4,868

     In addition to the expense incurred with the above plans, Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:



                                              1999      1998      1997
                                           --------- --------- ---------
                                                    (thousands)
401(k) plans .............................  $ 2,958   $ 3,002   $ 2,786
Sales commissions ........................   14,348    15,059    10,209
EVA-based incentive compensation .........       --     4,756     6,840
                                            -------   -------   -------
Total ....................................  $17,306   $22,817   $19,835
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

NOTE 13 -- STOCK OPTIONS, STOCK AWARDS, AND SHAREHOLDERS' EQUITY
     At December 31, 1999, 1998, and 1997 Centura had approximately 1.2 million, 1.8 million, and 2.3 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan ("Omnibus Plan") and the Directors' Deferred Compensation Plan ("Directors' Plan"). Under the Omnibus Plan, participants are granted options to purchase Centura common stock. These options generally vest over a five to eight-year period and have a maximum term of ten years. Under the Directors' Plan, participants are allowed to receive compensation in the form of stock options rather than in cash. These options have no vesting period and expire five years after the grantee ceases to be a director of Centura.

     Prior to Centura's acquisition of Triangle, Triangle maintained a qualified incentive stock option plan for the benefit of certain of its key officers and employees and a non-qualified stock option plan for directors and certain officers (the "1988 Stock Option Plans"). The 1988 Stock Option Plans expired on January 4, 1998, and as such, no new awards were made after that date. In addition, Triangle had reserved 1.5 million shares for future grants in the form of stock options, restricted stock awards and stock appreciation rights, under the 1998 Omnibus Stock Plan. Incentive options under this plan were granted at fair market value and have ten-year lives. Centura assumed the existing stock option plans of Triangle and converted the Triangle outstanding options to Centura options based on the exchange ratio. No new options will be issued from the assumed plans.

     A summary of stock option transactions under these plans follows:



                                            1999                   1998                   1997
                                   ---------------------- ---------------------- -----------------------
                                                Weighted               Weighted                Weighted
                                                 Average                Average                Average
                                                Exercise               Exercise                Exercise
                                      Shares      Price      Shares      Price      Shares      Price
                                   ----------- ---------- ----------- ---------- ----------- -----------
Outstanding at January 1 .........  2,337,843   $  31.74   2,106,185   $  19.33   2,329,802   $  15.95
Granted ..........................    833,116      60.96     686,539      60.49     326,711      35.02
Exercised ........................    459,366      15.40     398,667      14.07     509,822      13.27
Forfeited ........................    109,403      53.67      56,214      43.09      40,506      16.05
                                    ---------              ---------              ---------
Outstanding at December 31 .......  2,602,190      43.06   2,337,843      31.74   2,106,185      19.33
                                    =========              =========              =========
Exercisable at December 31 .......  1,315,680   $  25.99   1,448,542   $  20.41   1,251,547   $  19.06

     The following table summarizes information related to stock options outstanding and exercisable on December 31, 1999:



                                        Options Outstanding                  Options Exercisable
                           --------------------------------------------- ---------------------------
                                                Weighted       Weighted                    Weighted
                              Number of          Average        Average     Number of      Average
         Range of           Option Shares       Remaining      Exercise   Option Shares    Exercise
Exercise Prices              Outstanding    Contractual Life     Price     Exercisable      Price
-------------------------- --------------- ------------------ ---------- --------------- -----------
Less than $21.50 .........      711,472        4.13 years    $  12.91       693,943     $  12.89
$21.50 to 37.00 ..........      585,624        5.25             31.78       364,745        31.16
$37.00 to $69.89 .........      477,024        7.39             52.46       175,515        46.47
$69.94 to $71.13 .........      314,707        8.13             70.07        59,779        70.00
$71.44 ...................      108,449        8.05             71.44        21,698        71.44
$72.69 ...................      404,914        9.05             72.69            --           --
                                -------                                     -------
                              2,602,190        6.40             43.06     1,315,680        25.99
                              =========                                   =========

     Prior to Centura's acquisition of Triangle, Triangle maintained an Employee Stock Purchase Plan (the "ESPP") that allowed employees to purchase stock of up to 10 percent of their compensation through payroll deduction. In May 1997 this plan was amended to allow the purchase of the stock at a 15 percent discount. The discount taken was on the lower of the market price at the beginning or end of each six month period, with shares being issued out of authorized but unissued shares.

     Under APB 25, Centura expensed approximately $3.1 million in 1999, $2.2 million in 1998, and $1.6 million in 1997 for employee stock awards and stock option grants. If Centura had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:



                                 1999                        1998                        1997
                      --------------------------- --------------------------- --------------------------
                        Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma    As Reported
                      ------------- ------------- ------------- ------------- ------------- ------------
                                              (thousands, except per share data)
Net income ..........   $ 129,184     $ 130,337     $ 121,349     $ 122,172     $ 105,351    $ 106,687
Basic EPS ...........         3.25          3.28          3.08          3.10          2.73         2.76
Diluted EPS .........         3.20          3.23          3.01          3.03          2.66         2.70

     The weighted-average fair values of options granted during 1999, 1998, and 1997 were $17.67, $20.60, and $12.90 per share, respectively. In determining the pro forma disclosures of net income and earnings per share, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                        Directors/Employee   EVA Leveraged
                                             Deferred           Options         Other
                                       -------------------- --------------   ----------
1999
 Risk free interest rates ..........            5.64%             5.68%          5.68%
 Dividend yield ....................            1.99              1.99           1.99
 Volatility ........................           24.24             24.24          24.24
 Expected lives (in years) .........            3.09              5.46           5.46
1998
 Risk free interest rates ..........            5.03%             4.95%          4.95%
 Dividend yield ....................            1.52              1.52           1.52
 Volatility ........................           23.98             23.98          23.98
 Expected lives (in years) .........            3.00              5.30           5.30
1997
 Risk free interest rates ..........            6.14%             6.02%          6.02%
 Dividend yield ....................            1.70              1.70           1.70
 Volatility ........................           24.16             24.16          24.16
 Expected lives (in years) .........            3.30              6.01           2.20

     The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Cash dividends paid were $1.13, $1.00, and $0.89 on a per share basis during 1999, 1998, and 1997, respectively.

NOTE 14 -- OTHER OPERATING EXPENSE
     Other operating expense consisted of the following for the years ended December 31:



                                                     1999         1998         1997
                                                 -----------   ----------   ----------
                                                              (thousands)
Marketing, advertising, and public relations ...  $  7,827      $ 10,461     $ 11,425
Stationery, printing, and supplies .............     7,890         9,008        8,060
Postage ........................................     4,503         4,502        4,221
Telephone ......................................    11,950        11,136        9,201
FDIC insurance .................................     1,586         1,920        1,940
Fees for outsourced services ...................    16,963        15,259       10,083
Service and licensing fees .....................     5,300         6,676        5,453
Legal and professional fees ....................    14,225        13,886       17,697
Other administrative ...........................    11,550        11,811       10,434
Intangible amortization ........................    13,614        12,123        8,700
Other ..........................................    27,081        26,381       21,480
                                                  --------      --------     --------
Total other operating expense ..................  $122,489      $123,163     $108,694
                                                  ========      ========     ========

NOTE 15 -- INCOME TAXES

     The components of income tax expense for the years ended December 31 were:




                                        1999         1998         1997
                                     ----------   ----------   ----------
                                                 (thousands)
Current expense:
 Federal .........................    $55,805      $50,472      $38,264
 State ...........................      4,819        3,838        2,146
                                      -------      -------      -------
                                       60,624       54,310       40,410
Deferred expense:
 Federal .........................      4,486        8,016       13,315
 State ...........................      1,024        1,148        1,790
                                      -------      -------      -------
                                        5,510        9,164       15,105
                                      -------      -------      -------
Total income tax expense .........    $66,134      $63,474      $55,515
                                      =======      =======      =======

     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:



                                                         1999          1998          1997
                                                     -----------   -----------   -----------
Federal statutory rate ...........................       35.00%        35.00%        35.00%
Non-taxable income ...............................       (2.41)        (2.71)        (3.07)
Mergers & acquisitions amortization, net .........        0.62          0.46          0.44
Acquisition adjustments ..........................        0.50          0.33          0.14
State income tax, net of federal benefit .........        2.12          1.73          1.70
Other, net .......................................       (2.17)        (0.62)         0.02
                                                         -----         -----         -----
Effective tax rate ...............................       33.66%        34.19%        34.23%
                                                         =====         =====         =====

     Included in the Other category for 1999 are adjustments reducing the effective tax rate by approximately 1.7 percent resulting from adjustments from expected recoverable amounts.

     The tax effects of temporary differences which give rise to significant portions of the net deferred tax assets and liabilities at December 31 are summarized as follows:



                                                     1999           1998
                                                  ----------   -------------
                                                         (thousands)
Deferred tax assets:
Loan loss reserve ...............................  $35,665       $  33,218
Other reserves ..................................    3,991           2,624
Deferred compensation ...........................   14,250          14,399
Unrealized investment securities losses .........   24,370              --
Other assets ....................................   11,305           7,380
                                                   -------       ---------
Gross deferred tax assets .......................   89,581          57,621
Deferred tax liabilities:
Premises and equipment ..........................    2,527           2,192
Employee retirement plans .......................    2,106           1,939
Investment securities ...........................    2,952           1,146
Leasing activities ..............................   55,227          43,890
Other liabilities ...............................   24,541          27,347
Unrealized investment securities gains ..........       --           5,391
                                                   -------       ---------
Gross deferred tax liabilities ..................   87,353          81,905
                                                   -------       ---------
Net deferred tax asset (liability) ..............  $ 2,228       $ (24,284)
                                                   =======       =========

     No valuation allowance for deferred tax assets was required at December 31, 1999 or 1998. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. During 1999, the net deferred tax liability decreased approximately $29.8 million due to fair value adjustments required under SFAS 115 for investment securities available for sale and decreased due to other adjustments totaling approximately $2.3 million.


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

     At December 31, 1999 and 1998, Centura had commitments to extend credit of $2.7 billion and $2.6 billion, respectively, and standby letters of credit of $192.4 million and $145.8 million, respectively. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

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

     Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income producing assets. If these commitments are drawn, Centura will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

     Centura enters into forward commitments to sell securitized mortgages to reduce the Bank's exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale ("MLHFS") and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. The Bank had forward commitments totaling $32.6 million and $160.5 million outstanding at December 31, 1999 and 1998, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS are carried at the lower of cost or fair value. The fair value of MLHFS which are committed to be sold is determined based on the fixed price of the forward commitment. The fair value for uncommitted MLHFS is determined using quoted market prices based on characteristics and interest rate levels appropriate at the time of valuation. The amount by which cost exceeds fair value on the MLHFS is recorded as a valuation allowance. MLHFS at December 31, 1999 and 1998, which are included in total loans on the consolidated balance sheet, were $86.5 million and $161.0 million reduced by valuation allowances of $174,000 and $201,000, respectively. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $57.7 million and $121.2 million at December 31, 1999 and 1998, respectively.

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

     Interest rate swap agreements are used to reduce funding costs, allow Centura to utilize diversified funding sources, and manage interest rate risk with the objective of stabilizing Centura's net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans, and long-term debt to variable interest rates (or fixed rates). Centura also enters into swaps in which both interest rates are floating in order to reduce its basis risk with respect to a given index.

     Centura's interest rate swap agreements are summarized below:



                                                        1999                      1998
                                             --------------------------- -----------------------
                                                             Estimated                Estimated
                                                Notional     Fair Value   Notional   Fair Value
                                                 Amount     Gain/(Loss)    Amount    Gain/(Loss)
                                             ------------- ------------- ---------- ------------
Corporation pays fixed/receives variable ...  $  482,219     $ 10,209     $399,812    $ (7,173)
Corporation pays variable/receives fixed ...     556,000      (12,788)     276,000       7,648
Corporation pays variable/receives variable       50,000             (8)   150,000        (203)
                                              ----------     -----------  --------    --------
Total interest rate swaps ..................  $1,088,219     $ (2,587)    $825,812    $    272
                                              ==========     ==========   ========    ========

     At December 31, 1999 and 1998, Centura had interest rate floor agreements and interest rate cap agreements. Floors and caps are used to protect certain designated products from an adverse income or market valuation impact in the event of a decreasing or increasing rate environment.

     Interest rate cap and floor agreements are summarized as follows:



                                                       Estimated
                                Notional   Carrying   Fair Value
                                 Amount      Value    Gain/(Loss)
                               ---------- ---------- ------------
                                          (thousands)
December 31, 1999
Interest rate caps ...........  $147,000     $374      $ (3,136)
Interest rate floors .........   370,000      649           520
December 31, 1998
Interest rate caps ...........  $147,000     $472      $   (892)
Interest rate floors .........   320,000      650         4,318

     Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 1999, Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

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


     Contingencies

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases and accordingly, is unable to estimate a range of loss.

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

     Fair value estimates are based on existing on-balance sheet and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Centura has a substantial asset management department that contributes net fee income annually. The asset management department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and intangibles. In addition, tax ramifications related to the realization of the unrealized gains and losses on securities could have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The following table presents the carrying values and estimated fair values of Centura's financial instruments at December 31:



                                                               1999                       1998
                                                     ------------------------- --------------------------
                                                       Carrying     Estimated    Carrying     Estimated
                                                         Value     Fair Value      Value      Fair Value
                                                     ------------ ------------ ------------ -------------
                                                                         (thousands)
FINANCIAL ASSETS:
Cash and due from banks, including interest-bearing   $  395,695   $  395,695   $  388,728   $  388,728
Federal funds sold .................................      28,686       28,686       17,646       17,646
Investment securities ..............................   2,842,088    2,842,035    2,724,330    2,728,647
Accrued interest receivable ........................      71,822       71,822       69,117       69,117
Loans, net .........................................   7,433,490    7,514,840    7,124,913    7,357,511
FINANCIAL LIABILITIES:
Deposits ...........................................  $7,897,052    7,900,761   $7,701,790   $7,623,380
Accrued interest payable ...........................      40,131       40,131       31,122       31,122
Borrowed funds .....................................   1,601,238    1,601,238    1,465,117    1,465,515
Long-term debt .....................................     904,354      900,884      757,736      774,967

     See Note 16 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 1999 and 1998 and Note 7 for information regarding the fair value of Centura's capitalized mortgage servicing rights.


NOTE 18 -- SEGMENT INFORMATION

     The Bank has two reportable segments: retail banking and treasury. These reportable segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 228 financial stores and are also offered through the Centura Highway, a centralized telephone operation that handles a broad range of financial services.

     Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     "Other" includes the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc., and FGHE, none of which individually exceed 10 percent of revenues, net income or total assets. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Leasing activities include Centura's technology leasing subsidiary CLG, Inc. ("CLG") as well as the Centura Bank Leasing Division, both of which offer a broad range of lease products including automobile, equipment, and recreational vehicle leases. CLG was sold on September 30, 1999. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE.

     To assess the performance of its segments, management utilizes an internal business unit profitability report whose data is derived from an internal profitability measurement system. This report is compiled using information that reflects the underlying economics for the business segments, therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The accounting policies for the business unit profitability reports differ from those described in the Summary of Significant Accounting Policies (see Note 1) in that certain items are accounted for on a cash basis rather than an accrual basis and certain management allocations have been made for overhead expenses, transfer pricing and capital. Additionally, consideration is not given to amortization of intangible assets. These adjustments have been eliminated to arrive at the consolidated totals prepared in accordance with GAAP.

     Financial information by segment as of December 31 follows.



                                                          1999
                                        -----------------------------------------
                                            Retail       Treasury        Other
                                        ------------- -------------- ------------
                                                     (in thousands)
Interest income .......................  $  545,815     $  204,414    $  40,497
Interest expense ......................     277,450        101,837        3,470
Funds transfer pricing allocation .....      71,997        (64,138)     (22,664)
                                         ----------     ----------    ---------
Net interest income ...................     340,362         38,439       14,363
Provision for loan losses .............      35,492             --        3,668
                                         ----------     ----------    ---------
Net interest income after provision
 for loan losses ......................     304,870         38,439       10,695
Noninterest income ....................     120,609          1,671       49,325
Noninterest expense ...................     265,970         20,479       34,975
                                         ----------     ----------    ---------
Income before income taxes ............     159,509         19,631       25,045
Income tax expense ....................      44,256          3,576        4,712
                                         ----------     ----------    ---------
Net income ............................  $  115,253     $   16,055    $  20,333
                                         ==========     ==========    =========
Period-end assets .....................  $6,677,039     $3,349,402    $ 397,548



                                                              1999
                                        ------------------------------------------------
                                             Total          Adjustments     Consolidated
                                        --------------- ------------------ -------------
                                                         (in thousands)
Interest income .......................   $   790,726       $  18,430(A)    $   809,156
Interest expense ......................       382,757           7,674 (A)       390,431
Funds transfer pricing allocation .....       (14,805)         14,805 (B)            --
                                          -----------       ---------       -----------
Net interest income ...................       393,164          25,561           418,725
Provision for loan losses .............        39,160           1,668 (C)        40,828
                                          -----------       ---------       -----------
Net interest income after provision
 for loan losses ......................       354,004          23,893           377,897
Noninterest income ....................       171,605            (708)(A)       170,897
Noninterest expense ...................       321,424          30,899 (A)       352,323
                                          -----------       ---------       -----------
Income before income taxes ............       204,185          (7,714)          196,471
Income tax expense ....................        52,544          13,590 (C)        66,134
                                          -----------       ---------       -----------
Net income ............................   $   151,641       $ (21,304)      $   130,337
                                          ===========       =========       ===========
Period-end assets .....................   $10,423,989       $ 962,693(D)    $11,386,682

                                                              1998
                                            -----------------------------------------
                                                Retail       Treasury        Other
                                            ------------- -------------- ------------
                                                         (in thousands)
Interest income ...........................  $  528,592     $  193,064    $  43,173
Interest expense ..........................     285,423         88,507        5,840
Funds transfer pricing allocation .........      69,178        (77,967)     (25,466)
                                             ----------     ----------    ---------
Net interest income .......................     312,347         26,590       11,867
Provision for loan losses .................      16,191             83        3,398
                                             ----------     ----------    ---------
Net interest income after provision for
 loan losses ..............................     296,156         26,507        8,469
Noninterest income ........................     124,006          4,784       46,323
Noninterest expense .......................     271,825         21,421       36,732
                                             ----------     ----------    ---------
Income before income taxes.................     148,337          9,870       18,060
Income tax expense/(benefit) ..............      51,605         (3,134)       6,038
                                             ----------     ----------    ---------
Net income ................................  $   96,732     $   13,004    $  12,022
                                             ==========     ==========    =========
Period-end assets .........................  $5,849,456     $3,470,526    $ 652,708



                                                                 1998
                                            ----------------------------------------------
                                                Total         Adjustments     Consolidated
                                            ------------- ------------------ -------------
                                                            (in thousands)
Interest income ...........................  $  764,829      $   10,217(A)    $   775,046
Interest expense ..........................     379,770           2,555 (A)       382,325
Funds transfer pricing allocation .........     (34,255)         34,255 (B)            --
                                             ----------      ----------       -----------
Net interest income .......................     350,804          41,917           392,721
Provision for loan losses .................      19,672           1,087 (C)        20,759
                                             ----------      ----------       -----------
Net interest income after provision for
 loan losses ..............................     331,132          40,830           371,962
Noninterest income ........................     175,113         (17,517)(A)       157,596
Noninterest expense .......................     329,978          13,934 (A)       343,912
                                             ----------      ----------       -----------
Income before income taxes.................     176,267           9,379           185,646
Income tax expense/(benefit) ..............      54,509           8,965 (C)        63,474
                                             ----------      ----------       -----------
Net income ................................  $  121,758      $      414       $   122,172
                                             ==========      ==========       ===========
Period-end assets .........................  $9,972,690      $  945,954(D)    $10,918,644


                                                              1997
                                            -----------------------------------------
                                                Retail       Treasury        Other
                                            ------------- -------------- ------------
                                                         (in thousands)
Interest income ...........................  $  470,200     $  178,184    $  50,137
Interest expense ..........................     267,899         73,728        7,267
Funds transfer pricing allocation .........      97,935        (77,327)     (26,845)
                                             ----------     ----------    ---------
Net interest income .......................     300,236         27,129       16,025
Provision for loan losses .................      14,063             91        2,149
                                             ----------     ----------    ---------
Net interest income after provision for
 loan losses ..............................     286,173         27,038       13,876
Noninterest income ........................      94,502          3,527       41,124
Noninterest expense .......................     248,403         21,506       38,515
                                             ----------     ----------    ---------
Income before income taxes.................     132,272          9,059       16,485
Income tax expense ........................      35,738          5,998        4,526
                                             ----------     ----------    ---------
Net income ................................  $   96,534     $    3,061    $  11,959
                                             ==========     ==========    =========
Period-end assets .........................  $5,483,142     $2,896,449    $ 597,163



                                                                 1997
                                            ----------------------------------------------
                                                 Total        Adjustments     Consolidated
                                            -------------- ----------------- -------------
                                                            (in thousands)
Interest income ...........................   $  698,521      $    3,270(A)   $  701,791
Interest expense ..........................      348,894          (2,360)(A)     346,534
Funds transfer pricing allocation .........       (6,237)          6,237 (B)          --
                                              ----------      ----------      ----------
Net interest income .......................      343,390          11,867         355,257
Provision for loan losses .................       16,303           2,461 (C)      18,764
                                              ----------      ----------      ----------
Net interest income after provision for
 loan losses ..............................      327,087           9,406         336,493
Noninterest income ........................      139,153         (10,998)(A)     128,155
Noninterest expense .......................      308,424          (5,978)(A)     302,446
                                              ----------      ----------      ----------
Income before income taxes.................      157,816           4,386         162,202
Income tax expense ........................       46,262           9,253 (C)      55,515
                                              ----------      ----------      ----------
Net income ................................   $  111,554      $   (4,867)     $  106,687
                                              ==========      ==========      ==========
Period-end assets .........................   $8,976,754      $  780,501(D)   $9,757,255

---------
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.

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

NOTE 19 -- PARENT COMPANY FINANCIAL DATA
     Centura's principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:



BALANCE SHEETS



                                                                                              December 31,
                                                                                       ---------------------------
                                                                                            1999          1998
                                                                                       ------------- -------------
                                                                                               (thousands)
Assets
Cash and deposits in banks ...........................................................  $  252,930    $  196,061
Investment securities available for sale (cost of $31,233 and $44,716, respectively)..      40,131        44,964
Loans to affiliate ...................................................................      51,847        76,308
Investment in wholly-owned subsidiary, bank ..........................................     927,800       904,232
Investment in wholly-owned subsidiary, other .........................................       7,644         6,917
Other assets .........................................................................      38,639        44,359
                                                                                        ----------    ----------
Total assets .........................................................................  $1,318,991    $1,272,841
                                                                                        ==========    ==========
Liabilities and Shareholders' Equity
Junior subordinated debentures with affiliate ........................................  $  123,665    $  123,663
Other liabilities ....................................................................     335,591       309,946
Shareholders' equity .................................................................     859,735       839,232
                                                                                        ----------    ----------
Total liabilities and shareholders' equity ...........................................  $1,318,991    $1,272,841
                                                                                        ==========    ==========

INCOME STATEMENTS



                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                       1999         1998        1997
                                                                                   ------------ ------------ ----------
                                                                                               (thousands)
Income
Dividends from subsidiaries ......................................................   $ 91,541     $ 39,984    $ 55,350
Other ............................................................................     29,688       36,897      34,430
                                                                                     --------     --------    --------
Total income .....................................................................    121,229       76,881      89,780
Expense
Interest .........................................................................     23,699       22,307      17,236
Other ............................................................................     12,452       13,695      13,971
                                                                                     --------     --------    --------
Total expenses ...................................................................     36,151       36,002      31,207
                                                                                     --------     --------    --------
Income before income taxes and equity in undistributed net income of subsidiaries      85,078       40,879      58,573
Income tax (benefit) expense .....................................................     (2,753)        (537)        589
                                                                                     --------     --------    --------
Income before equity in undistributed net income of subsidiaries .................     87,831       41,416      57,984
Equity in undistributed net income of wholly-owned subsidiaries ..................     42,506       80,756      48,703
                                                                                     --------     --------    --------
Net income .......................................................................   $130,337     $122,172    $106,687
                                                                                     ========     ========    ========

STATEMENTS OF CASH FLOWS



                                                                                             Years Ended December 31,
                                                                                      ---------------------------------------
                                                                                          1999         1998          1997
                                                                                      ------------ ------------ -------------
                                                                                                    (thousands)
Cash flows from operating activities
Net income ..........................................................................  $ 130,337    $ 122,172    $  106,687
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................................      1,630        1,634         1,743
 Losses (gains) on sales of investment securities ...................................      1,725          (78)         (232)
 Increase in equity in undistributed net income of subsidiary .......................    (42,506)     (80,756)      (48,703)
 Net change in other assets and other liabilities ...................................       (371)      (3,671)       (6,018)
                                                                                       ---------    ---------    ----------
Net cash provided by operating activities ...........................................     90,815       39,301        53,477
                                                                                       ---------    ---------    ----------
Cash flows from investing activities
 Net increase in investment in non-bank subsidiary ..................................         --         (242)      (15,540)
 Net decrease (increase) in loan with affiliate .....................................     24,461      (55,935)      (14,651)
 Purchases of securities available for sale .........................................         --      (13,750)     (107,381)
 Sales, maturities and issuer calls of securities available for sale ................     15,775        8,261         1,083
 Net cash paid in mergers, acquisitions and divestitures ............................    (25,716)          --            --
 Investment in FGHE .................................................................       (490)          --            --
 Purchase of common securities ......................................................         --           --          (617)
                                                                                       ---------    ---------    ----------
Net cash provided (used) by investing activities ....................................     14,030      (61,666)     (137,106)
                                                                                       ---------    ---------    ----------
Cash flows from financing activities
 Net increase in borrowings .........................................................     24,625       49,886       172,964
 Issuance of common stock, net ......................................................      8,340        6,018         6,735
 Repurchase of common stock .........................................................    (36,385)      (5,258)      (13,021)
 Cash dividends paid ................................................................    (44,556)     (39,644)      (34,598)
                                                                                       ---------    ---------    ----------
Net cash (used) provided by financing activities ....................................    (47,976)      11,002       132,080
                                                                                       ---------    ---------    ----------
Increase (decrease) in cash .........................................................     56,869      (11,363)       48,451
Cash, beginning of year .............................................................    196,061      207,424       158,973
                                                                                       ---------    ---------    ----------
Cash, end of year ...................................................................  $ 252,930    $ 196,061    $  207,424
                                                                                       =========    =========    ==========
Supplemental Disclosures of Cash Flow Information
 Stock issued for acquisitions and other stock issuances, net .......................  $  14,647    $  14,281    $    3,982
 Unrealized securities (losses) gains, net of parent and subsidiary .................    (81,062)      (2,920)       13,940
 Available for sale securities contributed to subsidiary as capital .................         --       52,494        14,763
 Dividends declared, but not yet paid ...............................................         --           --         6,981

NOTE 20 -- REGULATORY MATTERS

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond ("FRB"), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 1999, Centura was required to maintain a minimum balance with the FRB in the amount of $115.1 million. Subject to the regulatory restrictions, the Bank had $163.3 million available from its retained earnings at December 31, 1999 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account. The Bank's capital account totaled $78.2 million at December 31, 1999.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets to which Centura and the Bank are subject. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on Centura's supplemental consolidated financial statements.

     Regulatory capital amounts and ratios are set forth in the table below. Tier I capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For Centura, Tier I capital also consists of Capital Securities as described in Note 11. The remainder of total capital is Tier II capital and includes subordinated debt or other allowed equity equivalents and a limited amount of allowance for loan losses. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     Based on the most recent notification from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 1999, Centura and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well capitalized status. To be categorized as well capitalized, the Bank must meet minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below which presents the capital ratios for Centura and Triangle and their bank subsidiaries on a historical basis:


                                                                                                                 To Be Well
                                                Capital Amount              Ratio                             Capitalized Under
                                            ----------------------  ----------------------    For Capital     Prompt Corrective
                                                1999        1998       1999        1998     Adequacy Purpose  Action Provisions
                                            ----------- ----------- ----------  ---------- ----------------- ------------------
                                                  (thousands)
Total Capital (to Risk-Weighted Assets)
Centura ...................................  $874,136    $696,160       12.8%       10.8% (> or =) 8.00%       Not Applicable
Centura Bank ..............................   907,372     687,438       13.5        10.8  (> or =) 8.00        (> or =)10.00%
Triangle ..................................  $201,046    $182,343       11.7%       11.4% (> or =) 8.00%       Not Applicable
Triangle Bank .............................   155,030     148,461       10.3        10.6  (> or =) 8.00        (> or =)10.00%
Bank of Mecklenburg .......................    21,291      23,363       11.2        13.1  (> or =) 8.00        (> or =)10.00%
Tier I Capital (to Risk-Weighted Assets)
Centura ...................................  $703,696    $656,654       10.3%       10.2% (> or =) 4.00%       Not Applicable
Centura Bank ..............................   708,854     614,658       10.5         9.7  (> or =) 4.00        (> or =)6.00%
Triangle ..................................  $179,465    $162,759       10.4%       10.2% (> or =) 4.00%       Not Applicable
Triangle Bank .............................   136,140     131,258        9.0         9.4  (> or =) 4.00        (> or =)6.00%
Bank of Mecklenburg .......................    19,096      21,416       10.0        12.1  (> or =) 4.00        (> or =)6.00%
Tier I Leverage (to Average Assets)
Centura ...................................  $703,696    $656,654        7.9%        7.8% (> or =) 4.00%       Not Applicable
Centura Bank ..............................   708,854     614,658        8.1         7.4  (> or =) 4.00        (> or =)5.00%
Triangle ..................................  $179,465    $162,759        7.8%        7.9% (> or =) 4.00%       Not Applicable
Triangle Bank .............................   136,140     131,258        6.7         7.3  (> or =) 4.00        (> or =)5.00%
Bank of Mecklenburg .......................    19,096      21,416        7.1         9.5  (> or =) 4.00        (> or =)5.00%

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information is incorporated by reference to Form 8-K dated December 22, 1999 as filed with the Securities and Exchange Commission.


                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF CENTURA

     Information is incorporated by reference to Centura's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 11 EXECUTIVE COMPENSATION

     Information is incorporated by reference to Centura's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is incorporated by reference to Centura's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is incorporated by reference to Centura's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
     The following financial information is included in Part II, Item 8 of this report:



                                                                                            Page
                                                                                           -----
     Consolidated Financial Statements:
     Report of KPMG LLP, Independent Auditors ............................................  37
     Consolidated Balance Sheets as of December 31, 1999 and 1998 ........................  38
     Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and
  1997 ...................................................................................  39
     Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
  1999, 1998 and 1997 ....................................................................  40
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
  and 1997 ...............................................................................  41
     Notes to Consolidated Financial Statements ..........................................  42
     Supplemental Consolidated Financial Statements:
     Report of PricewaterhouseCoopers LLP, Independent Accountants .......................  70
     Supplemental Consolidated Balance Sheets as of December 31, 1999 and 1998 ...........  71
     Supplemental Consolidated Statements of Income for the Years Ended December 31,
1999, 1998 and 1997 ......................................................................  72
     Supplemental Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997..........................................................  73
     Supplemental Consolidated Statements of Cash Flows for the Years Ended December 31,
1999, 1998 and 1997 ......................................................................  74
     Notes to Supplemental Consolidated Financial Statements .............................  75

(a)(2) Financial Statement Schedules

(a)(3) Management Contracts or Compensatory Plan Arrangements
     Exhibits have been filed separately with the Commission and are available upon written request.

(b)  Current Reports on Form 8-K
     On October 8, 1999, Centura filed a current report on Form 8-K announcing earnings for the nine months ended September 30, 1999. A press release dated October 8, 1999 was included as an exhibit.

     On December 22, 1999, Centura filed a current report on Form 8-K announcing a change in the registrant's certifying accountants.

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

     Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan

     Executive Employment agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and Michael S. Patterson

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

     Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

     Supplemental Executive Retirement Agreement as amended dated October 23, 1996 between Centura Banks, Inc. and Cecil W. Sewell, Jr.

     Supplemental Executive Retirement Agreement, dated February 18, 2000, between Centura Banks, Inc. and Michael S. Patterson

     Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and Cecil W. Sewell, Jr.

     Agreement and Plan of Reorganization by and between Triangle Bancorp, Inc. and Centura Banks, Inc. dated August 22, 1999.

     Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred to as Split Dollar Life Insurance Plan of The Planters Corporation) as assumed by Centura Banks, Inc.

     Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated effective October 3, 1994

     Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks, Inc. and William H. Wilkerson

     Virginia Beach Federal Savings and Loan Association 1981 Stock Option Plan, as amended, as assumed by Centura Banks, Inc.

     Orange Federal Savings and Loan Association Nonstatutory Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

     Supplemental Executive Retirement Agreement, as amended dated October 23, 1996, between Centura Banks, Inc. and William H. Wilkerson

     Supplemental Executive Retirement Agreement dated April 5, 1994 between Centura Banks, Inc. and H. Kel Landis III

     Virginia Beach Federal Savings Bank 1991 Stock Option Plan, as amended, as assumed by Centura Banks, Inc.

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

     Virginia Beach Federal Financial Corporation 1997 Directors Stock Compensation Plan, as assumed by Centura Banks, Inc.

     First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura Banks, Inc.

     Virginia Beach Federal Financial Corporation 1998 Stock Option Plan, as assumed by Centura Banks, Inc.

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

     Letter re: Change in Certifying Accountant

     Subsidiaries of Centura Banks, Inc.

     Financial Data Schedule included in the electronically filed document as required

     COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN J. GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centura Banks, Inc. has duly caused this report to be signed on the 16th day of February, 2000, on its behalf by the undersigned, thereunto duly authorized.


                                        CENTURA BANKS, INC.


                                      /S/  MICHAEL S. PATTERSON
                                      ----------------------------------------
                                        Michael S. Patterson

                                        Chairman of the Board

                                     /S/   STEVEN J. GOLDSTEIN
                                      ----------------------------------------
                                        Steven J. Goldstein

                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centura Banks, Inc. and in the capacities indicated on the 16th day of February, 2000.



       /S/MICHAEL S. PATTERSON                   Chairman of the Board,Director
       ----------------------------------
       Michael S. Patterson

       /S/CECIL W. SEWELL, JR.                  Chief Executive Officer, Director
       ----------------------------------
       Cecil W. Sewell, Jr.

       /S/RICHARD H. BARNHARDT                        Director
       ----------------------------------
       Richard H. Barnhardt

       /S/THOMAS A. BETTS, JR.                        Director
       ----------------------------------
       Thomas A. Betts, Jr.

        /S/H. TATE BOWERS                             Director
       ----------------------------------
       H. Tate Bowers

       /S/DAVID T. CLANCY                             Director
       ----------------------------------
       David T. Clancy

       /S/ERNEST L. EVANS                             Director
       ----------------------------------
       Ernest L. Evans

       /S/BERNARD W. FRANKLIN                         Director
       ----------------------------------
       Bernard W. Franklin

       /S/W. CAROL FULGHUM                      Principal Accounting Officer
       ----------------------------------
       W. Carol Fulghum

       /S/SUSAN E. GRAVELY                            Director
       ----------------------------------
       Susan E. Gravely

       /S/ROBERT L. GUTHRIE                           Director
       ----------------------------------
       Robert L. Guthrie

       /S/JOHN H. HIGH                                Director
       ----------------------------------
       John H. High


       /S/ROBERT L. HUBBARD                           Director
       ----------------------------------
       Robert L. Hubbard

       /S/WILLIAM H. KINCHELOE                        Director
       ----------------------------------
       William H. Kincheloe

       /S/CHARLES T. LANE                             Director
       ----------------------------------
       Charles T. Lane

                                                      Director
       ----------------------------------
       Wendell H. Murphy

       /S/JOSEPH H. NELSON                            Director
       ----------------------------------
       Joseph H. Nelson

       /S/DEAN E. PAINTER, JR.                        Director
       ----------------------------------
       Dean E. Painter, Jr.

       /S/O. TRACY PARKS, III                         Director
       ----------------------------------
       O. Tracy Parks, III

       /S/FRANK L. PATTILLO                           Director, Vice Chairman
       ----------------------------------
       Frank L. Pattillo

       /S/PATRICK H. POPE                             Director
       ----------------------------------
       Patrick H. Pope

       /S/WILLIAM H. REDDING, JR.                     Director
       ----------------------------------
       William H. Redding, Jr.

       /S/CHARLES M. REEVES, III                      Director
       ----------------------------------
       Charles M. Reeves, III

       /S/GEORGE T. STRONACH, III                     Director
       ----------------------------------
       George T. Stronach, III

       /S/ALEXANDER P. THORPE, III                    Director
       ----------------------------------
       Alexander P. Thorpe, III

       /S/SYDNOR M. WHITE, JR.                        Director
       ----------------------------------
       Sydnor M. White, Jr.

       /S/WILLIAM H. WILKERSON                        Director, President
       ----------------------------------
       William H. Wilkerson

       /S/CHARLES P. WILKINS                          Director
       ----------------------------------
       Charles P. Wilkins

       /S/J. BLOUNT WILLIAMS                          Director
       ----------------------------------
       J. Blount Williams

                              CENTURA BANKS, INC.

                                  EXHIBIT LIST


                                                                                                                   Sequential
Exhibit No.                                          Description of Exhibit                                         Page No.
-----------                                          ----------------------                                         --------

  3.1         Restated Articles of Incorporation of Centura Banks, Inc.                                           * (2)
  3.2         Bylaws of Centura Banks, Inc., as amended
  4.1         Excerpts from Centura's Articles of Incorporation and Bylaws relating to the rights of holders of   * (1)
              Centura capital stock
  4.2         Specimen certificate of Centura common stock                                                        * (2)
  4.3         Amended and Restated Trust Agreement between Centura Banks, Inc., as Depositor, State Street        * (11)
              Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Delaware
              Trustee, and the Administrative Trustees named therein relating to $100,000,000 Centura Capital
              Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")
  4.4         Guarantee Agreement between Centura Banks, Inc., Guarantor, and State Street Bank and Trust         * (11)
              Company, as Guarantee Trustee, relating to the Capital Securities
  4.5         Junior Subordinated Indenture between Centura Banks, Inc. and State Street Bank and Trust           * (11)
              Company, as Trustee relating to $103,093,000 8.845% Junior Subordinated Deferred Interest
              Debentures of the Corporation
 10.1         Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective             * (11)
              April 16, 1997
 10.2         Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and restated effective        * (8)
              February 15, 1995
 10.3         Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive                 * (13)
              Retirement Agreement between Centura Banks, Inc. and Cecil W. Sewell, Jr.
 10.4         Centura Banks, Inc. Omnibus Supplemental Executive Retirement Plan                                  * (8)
 10.5         Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc.,
              Centura Bank and Michael S. Patterson
 10.6         Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive                 * (13)
              Retirement Agreement between Centura Banks, Inc. and William H. Wilkerson
 10.7         Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive                 * (13)
              Retirement Agreement between Centura Banks, Inc. and Frank L. Pattillo
 10.8         The Planters Corporation Deferred Compensation Plan, as assumed by Centura Banks, Inc.              * (4)
 10.9         Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks,              * (10)
              Inc. and Cecil W. Sewell, Jr.
 10.10        Supplemental Executive Retirement Agreement as amended dated October 23, 1996 between               * (10)
              Centura Banks, Inc. and Cecil W. Sewell, Jr.
 10.11        Supplemental Executive Retirement Agreement, dated February 18, 2000, between Centura
              Banks, Inc. and Michael S. Patterson
 10.12        Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc.,
              Centura Bank and Cecil W. Sewell, Jr.
 10.13        Agreement and Plan of Reorganization by and between Triangle Bancorp, Inc. and Centura              * (15)
              Banks, Inc. dated August 22, 1999
 10.14        Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred to as Split Dollar Life   * (4)
              Insurance Plan of The Planters Corporation), as assumed by Centura Banks, Inc.
 10.15        Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated              * 4.2(7)
              effective October 3, 1994
 10.16        Supplemental Executive Retirement Agreement dated May 14, 1996, between Centura Banks,              * (10)
              Inc. and William H. Wilkerson
 10.17        Virginia Beach Federal Savings and Loan Association 1981 Stock Option Plan, as amended, as assumed by Centura Banks, Inc.
 10.18        Orange Federal Savings and Loan Association Nonstatutory Stock Option Plan for Directors, as        * 4.3 (3)
              assumed by Centura Banks, Inc.
 10.19        Supplemental Executive Retirement Agreement, as amended dated October 23, 1996 between              * (10)
              Centura Banks, Inc. and William H. Wilkerson
 10.20        Supplemental Executive Retirement Agreement dated April 5, 1994 between Centura Banks, Inc.         * (13)
              and H. Kel Landis III
 10.21        Virginia Beach Federal Savings bank 1991 Stock Option Plan, as amended, as assumed by
              Centura Banks, Inc.

                                                                                                            Sequential
Exhibit No.                                      Description of Exhibit                                      Page No.
-----------                                      ----------------------                                      --------
  10.22       Supplemental Executive Retirement Agreement dated May 13, 1996 between Centura Banks, Inc.   * (10)
              and Frank L. Pattillo
  10.23       Amended and Restated Omnibus Supplemental Executive Retirement Plan, dated October 1,        * (13)
              1998
  10.24       Supplemental Executive Retirement Agreement as amended, dated October 23, 1996 between       * (10)
              Centura Banks, Inc. and Frank L. Pattillo
  10.25       Agreement of Assumption of Retirement Payment Agreement, dated as of June 2, 1995, by        * (5)
              and between Centura Banks, Inc., First Southern Savings Bank, Inc. SSB, and William H.
              Redding, Jr.
  10.26       Agreement of Assumption of Agreement for Deferred Fees, dated as of June 2, 1995, by and     * (5)
              between Centura Banks, Inc., First Southern Bancorp, Inc., and William H. Redding, Jr.
  10.27       Virginia Beach Federal Financial Corporation 1997 Directors Stock Compensation Plan, as
              assumed by Centura Banks, Inc.
  10.28       First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura Banks, Inc.           * 4.3 (9)
  10.29       Virginia Beach Federal Financial Corporation 1998 Stock Option Plan, as assumed by Centura
              Banks, Inc.
  10.30       Agreement and Plan of Merger dated October 28, 1998 between First Coastal Bankshares, Inc.   * (12)
              and Centura Banks, Inc.
  10.31       First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura Banks, Inc.   * 4.2 (6)
  10.32       First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by     * 4.2 (6)
              Centura Banks, Inc.
  10.33       Executive Employment Agreement, dated November 1, 1996, between Dean E. Painter, Jr. and     * (11)
              CLG, Inc.
  10.34       Executive Employment Agreement, dated November 3, 1997, between Thomas A. Betts, Jr. and     * (11)
              Centura Insurance Services, Inc.
  16          Letter re: Change in Certifying Accountant                                                   * (14)
  21          Subsidiaries of Centura Banks, Inc.
  27          Financial Data Schedule

---------
     * Incorporation by reference from the following document as noted:

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

 (4) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 21, 1989.

 (5) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

 (6) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-90568) filed on June 12, 1995.


 (7) Included as the identified exhibit in Centura Banks, Inc. Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed as Post-Effective Amendment No. 3 to Form S-4 Registration Statement (Registration No. 33-33773) filed on September 2, 1994.

 (8) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

 (9) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-04949) filed on August 26, 1996.

(10) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(11) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 333-69283) filed on February 4, 1999.

(13) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Information is incorporated by reference to Form 8-K dated December 22, 1999.

(15) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 333-92195) filed on December 6, 1999.