Form 10-Q
period 2000-03-31
CENTURA BANKS INC
filed 2000-05-15
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                For the quarterly period ended MARCH 31, 2000 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
             For the transition period from __________ to ________

Commission File Number: 1-10646

                               CENTURA BANKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   North Carolina                                       56-1688522
-------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

   134 North Church Street, Rocky Mount, North Carolina               27804
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
                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                    39,683,949
--------------------------------------------------------------------------------
           (Class of Stock)          (Shares outstanding as of April 30, 2000)

Exhibit Index on sequential page number 25.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 2000 and 1999, and December 31, 1999                      4

         Consolidated Statements of Income -
         Three months ended March 31, 2000 and 1999                          5

         Consolidated Statement of Shareholders' Equity -
         Three months ended March 31, 2000                                   6

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2000 and 1999                          7

         Notes to Consolidated Financial Statements                       8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24
Item 2.  Changes in Securities and Use of Proceeds                          24
Item 3.  Defaults upon Senior Securities                                    24
Item 4.  Submission of Matters to a Vote of Securities Holders              24
Item 5.  Other Information                                                  24
Item 6.  Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                  26

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                  MARCH 31,            DECEMBER 31,
                                                       ----------------------------    ------------
(In thousands, except share data)                           2000            1999           1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $    311,117    $    328,920    $    356,416
Due from banks, interest-bearing                             31,733          29,804          39,279
Federal funds sold                                           22,528           8,396          28,686
Investment securities:
  Available for sale (cost of $2,619,224, $2,524,167
     and $2,794,678, respectively)                        2,554,632       2,529,800       2,727,514
  Held to maturity (fair value of $52,845,
     $112,713 and $114,521, respectively)                    52,709         110,065         114,574
Loans                                                     7,594,907       7,245,615       7,528,770
  Less allowance for loan losses                             97,450          93,821          95,500
---------------------------------------------------------------------------------------------------
    Net loans                                             7,497,457       7,151,794       7,433,270
Bank premises and equipment                                 155,082         161,645         159,300
Other assets                                                581,355         548,061         527,643
---------------------------------------------------------------------------------------------------
Total assets                                           $ 11,206,613    $ 10,868,485    $ 11,386,682
===================================================================================================
LIABILITIES
Deposits:
  Demand, noninterest-bearing                          $  1,174,585    $  1,154,915    $  1,136,119
  Interest-bearing                                        5,781,560       5,780,218       5,882,744
  Time deposits over $100                                   796,846         800,539         878,189
---------------------------------------------------------------------------------------------------
    Total deposits                                        7,752,991       7,735,672       7,897,052
Borrowed funds                                            1,478,759       1,243,816       1,601,238
Long-term debt                                            1,000,168         878,327         904,354
Other liabilities                                           113,314         149,954         124,303
---------------------------------------------------------------------------------------------------
Total liabilities                                        10,345,232      10,007,769      10,526,947

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                      --              --              --
Common stock, no par value,
    50,000,000 shares authorized; shares issued
    and outstanding of 39,662,141; 39,819,661;
    and 39,496,410, respectively                            282,976         301,434         278,689
Common stock acquired by ESOP                                   (14)            (71)            (28)
Accumulated other comprehensive (loss) income               (40,818)          3,460         (42,796)
Retained earnings                                           619,237         555,893         623,870
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                  861,381         860,716         859,735
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $ 11,206,613    $ 10,868,485    $ 11,386,682
===================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
(In thousands, except share and per share data)        2000              1999
-------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                              $    169,330    $    155,476
Investment securities:
  Taxable                                                43,676          37,708
  Tax-exempt                                              1,300           1,501
Short-term investments                                    1,126             511
--------------------------------------------------------------------------------
Total interest income                                   215,432         195,196

INTEREST EXPENSE
Deposits                                                 73,252          65,423
Borrowed funds                                           23,564          17,603
Long-term debt                                           13,808          10,884
--------------------------------------------------------------------------------
Total interest expense                                  110,624          93,910
--------------------------------------------------------------------------------

NET INTEREST INCOME                                     104,808         101,286
Provision for loan losses                                 5,975           7,581
--------------------------------------------------------------------------------
Net interest income after provision for loan losses      98,833          93,705

NONINTEREST INCOME
Service charges on deposit accounts                      15,355          14,994
Credit card and related fees                              2,071           1,924
Other service charges, commissions and fees              10,812           9,389
Fees for trust services                                   2,751           2,439
Mortgage income                                           3,705           7,751
Other noninterest income                                  8,430           5,422
Securities (losses) gains, net                          (14,855)            775
--------------------------------------------------------------------------------
Total noninterest income                                 28,269          42,694

NONINTEREST EXPENSE
Personnel                                                43,766          44,526
Occupancy                                                 6,453           6,315
Equipment                                                 6,148           6,787
Foreclosed real estate losses and related
   operating expense                                        662             437
Merger-related expenses                                  24,338           6,858
Other operating                                          29,275          29,527
--------------------------------------------------------------------------------
Total noninterest expense                               110,642          94,450
--------------------------------------------------------------------------------
Income before income taxes                               16,460          41,949
Income taxes                                              8,425          14,770
--------------------------------------------------------------------------------
NET INCOME                                         $      8,035    $     27,179
===============================================================================


NET INCOME PER COMMON SHARE
Basic                                              $       0.20    $       0.68
Diluted                                                    0.20            0.67
================================================================================

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                39,598,371      39,799,866
Diluted                                              39,926,443      40,575,764
================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2000

                                                                                         ACCUMULATED OTHER
                                                                                     COMPREHENSIVE INCOME (LOSS)
                                                                  COMMON             ---------------------------
                                               Common Stock        Stock                  Unrealized Gains/   Minimum     Total
                                         ----------------------- Acquired  Retained  (Losses) on Securities   Pension  Shareholders'
                                            Shares      Amount    by ESOP  Earnings    Available for Sale    Liability    Equity
                                         -------------------------------------------------------------------------------------------
(Dollars in thousands)
BALANCE, DECEMBER 31, 1999               39,496,410   $  278,689  $ (28)   $  623,870      $  (42,794)        $  (2)     $  859,735
Comprehensive Income:
    Net income                                   --           --     --         8,035              --            --           8,035
    Unrealized gains on securities,
       net of tax                                --           --     --            --           1,978            --           1,978
                                                                                                                            -------
       Comprehensive Income                      --           --     --            --              --            --          10,013
Common stock issued:
    Stock option plans and stock awards     160,484        2,606     --            --              --            --           2,606
Cash dividends declared, $0.32 per share         --           --     --       (12,683)             --            --         (12,683)
Other                                         5,247        1,681     14            15              --            --           1,710
                                         ------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                  39,662,141   $  282,976  $ (14)   $  619,237      $  (40,816)        $  (2)     $  861,381
                                         ==========================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTURA BANKS, INC. AND SUBSIDIARIES

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
(Dollars in thousands)                                                                            2000         1999
                                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $   8,035    $  27,179
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                    5,975        7,581
       Depreciation on assets under operating leases                                                1,935        3,458
       Depreciation and amortization, excluding depreciation on assets under operating leases       9,107       11,960
       Deferred income tax (benefit) expense                                                       (4,061)       5,197
       Loan fees deferred, net                                                                        902        1,301
       Bond premium amortization and discount accretion, net                                          111        2,026
       Losses (gains) on sales of investment securities                                            14,855         (775)
       Gain on sales of equipment under lease                                                          --         (823)
       Proceeds from sales of mortgage loans held for sale                                         85,014      338,172
       Originations, net of principal repayments, of mortgage loans held for sale                 (72,823)    (287,641)
       Decrease in accrued interest receivable                                                      2,433        4,988
       Increase in accrued interest payable                                                          (472)      (1,198)
       Net change in other assets and other liabilities                                            20,326      (49,295)
                                                                                                ---------    ---------
            Net cash provided by operating activities                                              71,337       62,130
                                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                             (85,721)     (29,381)
Purchases of:
       Securities available for sale                                                             (112,730)    (255,872)
       Securities held to maturity                                                                     --       (6,608)
       Premises and equipment                                                                     (11,706)      (3,358)
       Other                                                                                      (80,000)     (20,239)
Proceeds from:
       Sales of securities available for sale                                                     239,420       82,216
       Maturities and issuer calls of securities available for sale                                88,504      203,385
       Maturities and issuer calls of securities held to maturity                                   7,158       53,604
       Sales of foreclosed real estate                                                              4,433        2,776
       Dispositions of premises and equipment                                                       2,340        1,730
       Dispositions of equipment used in leasing activities                                            --        2,055
Cash acquired, net of cash paid, in mergers and acquisitions                                       (1,250)     (15,479)
                                                                                                ---------    ---------
       Net cash provided by investing activities                                                   50,448       14,829
                                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                         (144,061)      (5,700)
Net decrease in borrowed funds                                                                   (122,479)    (221,301)
Proceeds from issuance of long-term debt                                                          360,500      126,466
Repayment of long-term debt                                                                      (264,671)      (5,840)
Cash dividends paid                                                                               (12,683)     (10,036)
Proceeds from issuance of common stock, net                                                         2,606        1,438
Repurchases of common stock                                                                            --       (1,240)
                                                                                                ---------    ---------
       Net cash used by financing activities                                                     (180,788)    (116,213)
                                                                                                ---------    ---------
Decrease in cash and cash equivalents                                                             (59,003)     (39,254)

Cash and cash equivalents at January 1                                                            424,381      406,374
                                                                                                ---------    ---------
Cash and cash equivalents at March 31                                                           $ 365,378    $ 367,120
                                                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:
       Interest                                                                                 $ 111,096    $  95,108
       Income taxes                                                                                 2,483       12,813
Noncash transactions:
       Stock issued in purchase acquisitions and other stock issuances, net                         1,681        8,264
       Change in unrealized securities gains (losses), net                                          2,572       (8,265)
       Loans transferred to foreclosed property                                                     2,466        2,783
                                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company. Centura Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as poolings-of-interests.

         The information contained in the consolidated financial statements and accompanying footnotes in Centura's Annual Report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholders' equity.

NOTE 2:  MERGERS AND ACQUISITIONS
       On February 18, 2000, Centura merged with Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Centura issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.4 billion and operated 71 locations throughout North Carolina. In connection with this combination, Centura incurred merger-related charges of $39.4 million during the first quarter of 2000, of which $15.1 million were securities losses incurred as a result of restructuring Triangle's investment portfolio. Centura expects to incur additional merger-related charges ranging between $10.0 million and $20.0 million during the second quarter. Historical financial information presented in these consolidated financial statements has been restated to include the accounts and results of operations of Triangle.

         The following table summarizes merger-related charges as of March 31, 2000 for the merger with Triangle and also includes merger-related expenses incurred in connection with the first quarter 1999 merger with First Coastal Bankshares, Inc.:

----------------------------------------------------------------------------------------------------------------
                                              Initial       Liability     Liability       Amount
                                              accrued        balance       accrued     utilized in    Remaining
(in thousands)                               liability      12/31/99       in 2000         2000        Balance
----------------------------------------------------------------------------------------------------------------
Severance, change in control and other
  employee-related costs                    $    770      $     424       $ 8,055       $ 3,835      $    4,644
Write-off of unrealizable assets               1,259            200         2,458         2,658              --
Non-employee related contract terminations     2,071            317           741           304             754
Professional costs                             1,683             --         8,596         8,596              --
Other merger-related expenses                  1,075             --         4,488         3,515             973
----------------------------------------------------------------------------------------------------------------
Merger-related expenses                     $  6,858      $     941       $24,338       $18,908      $    6,371
================================================================================================================

         On March 24, 2000, Centura acquired the loan origination operations of NCS Mortgage Services, LLC based in Atlanta, Georgia. Assets acquired with the acquisition totaled approximately $1.0 million and approximately $667,000 of goodwill was recorded. The business activities are being conducted within a subsidiary of Centura, NCS Mortgage Lending Company ("NCS"). NCS specializes in the origination of non-conforming mortgages through independent mortgage brokers and sells the production in the secondary market.

NOTE 3:  NET INCOME PER SHARE

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 328,072 shares and 775,898 shares for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina, which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases, and accordingly, is unable to estimate a range of loss.

     Various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries.

NOTE 5:  SEGMENT INFORMATION

         Refer to Centura's Annual Report on Form 10-K for the year ended December 31, 1999 for information with respect to Centura's policies for defining and accounting for its segments. Financial information by segment for the three months ended March 31, 2000 and 1999 is as follows:

                                                                              2000
                                  ------------------------------------------------------------------------------------------
(In thousands)                       RETAIL         TREASURY          OTHER         TOTAL     ADJUSTMENTS       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
Interest income                  $   146,603    $    57,378    $      7,658    $    211,639     $3,793 (A)     $    215,432
Interest expense                      75,349         29,190             862         105,401      5,223 (A)          110,624
Funds transfer pricing allocation     18,960        (22,581)         (3,375)         (6,996)     6,996 (B)               --
---------------------------------------------------------------------------------------------------------------------------
   Net interest income                90,214          5,607           3,421          99,242      5,566              104,808
Provision for loan losses              3,141             --             902           4,043      1,932 (C)            5,975
---------------------------------------------------------------------------------------------------------------------------
   Net interest income after
   provision for loan losses          87,073          5,607           2,519          95,199      3,634               98,833
Noninterest income                    27,648            167           9,862          37,677     (9,408)(A)           28,269
Noninterest expense                   73,226          2,564           8,956          84,746     25,896 (A)          110,642
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes            41,495          3,210           3,425          48,130    (31,670)              16,460
Income tax expense/(benefit)          17,927           (841)         (1,507)         15,579     (7,154)(C)            8,425
---------------------------------------------------------------------------------------------------------------------------
   Net income                    $    23,568    $     4,051    $      4,932    $     32,551   $(24,516)        $      8,035
===========================================================================================================================
Period-end assets                $ 6,676,100    $ 3,244,240    $    240,291    $ 10,160,631 $1,045,982 (D)     $ 11,206,613

                                                                              1999
                                  ---------------------------------------------------------------------------------------------
(In thousands)                        RETAIL         TREASURY          OTHER           TOTAL      ADJUSTMENTS       CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Interest income                  $   129,419    $     53,920    $      9,377    $    192,716      $2,480 (A)       $    195,196
Interest expense                      66,904          25,301           1,278          93,483         427 (A)             93,910
Funds transfer pricing allocation     20,764         (19,553)         (5,228)         (4,017)      4,017 (B)              --
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                83,279           9,066           2,871          95,216       6,070                101,286
Provision for loan losses              4,665              --           1,176           5,841       1,740 (C)              7,581
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income after
   provision for loan losses          78,614           9,066           1,695          89,375       4,330                 93,705
Noninterest income                    31,982           3,218          11,700          46,900      (4,206)(A)             42,694
Noninterest expense                   70,719           6,079           9,354          86,152       8,298 (A)             94,450
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes            39,877           6,205           4,041          50,123      (8,174)                41,949
Income tax expense                     7,566           1,208           2,336          11,110       3,660 (C)             14,770
-------------------------------------------------------------------------------------------------------------------------------
   Net income                    $    32,311    $      4,997    $      1,705    $     39,013    $(11,834)          $     27,179
===============================================================================================================================
Period-end assets                $ 6,152,379    $  3,202,411    $    547,716    $  9,902,506    $965,979 (D)       $ 10,868,485

----------------
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals, including merger-related charges.
(B) Reconciling item relates to the elimination of funds transfer pricing credits and charges.
(C) Reconciling item adjusts balances from cash basis to accrual method of accounting.
(D) Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, and certain other assets.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

EARNINGS SUMMARY

                  Net income for the three months ended March 31, 2000 totaled $36.0 million or $0.90 per diluted share, excluding merger-related charges of $39.4 million incurred as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle"). Included in the merger-related charges were $15.1 million in losses on securities sales incurred as a result of restructuring Triangle's investment portfolio. Net income for the comparable period in 1999 was $32.6 million or $0.80 per diluted share, excluding merger-related charges of $8.4 million incurred in connection with the combination of First Coastal Bankshares, Inc. ("First Coastal") and Centura on March 26, 1999. The merger charges incurred in connection with the First Coastal merger included $1.5 million of additional provision expense recorded to align the allowance for loan loss factors between the two entities. Including merger-related charges, net income and diluted earnings per share were $8.0 million and $0.20, respectively, for the three months ended March 31, 2000 compared with $27.2 million and $0.67, respectively, for the three months ended March 31, 1999. Other key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $10.4 billion for the three months ended March 31, 2000, an increase of $451.7 million or 4.5 percent over the average balance for the first quarter of 1999. Growth in the commercial loan portfolio accounted for the majority of the increase as discussed below. Period-end interest-earning assets at March 31, 2000 and 1999 were $10.3 billion and $9.9 billion, respectively, an increase of 3.4 percent.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

LOANS

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.6 billion, up 4.8 percent over the period end balance of $7.2 billion at March 31, 1999. The period end balance reflects required divestitures of approximately $32.0 million divested in connection with the merger with Triangle. Subsequent to March 31, 2000 an additional $46.0 million in loans were divested.

         The average loan portfolio grew during the first quarter of 2000, up
4.1 percent over the prior year comparable period. Table 1 provides a summary of the loan portfolio and mix percentages as of March 31, 2000, March 31, 1999 and December 31, 1999. Average loan growth was driven primarily by volume generated in the commercial loan portfolio. On average, commercial loans increased $388.1 million between the two three-month periods. Consumer loans (equity lines, installment loans, and other credit line loans) were higher, on average, by $222.1 million or 13.9 percent over the prior year period. The leasing portfolio, on average, declined $164.5 million, driven by the continued decreased emphasis on the product and normal amortization. The residential mortgage portfolio, reflecting reduced volumes from rising interest rates, declined $148.4 million.

         The loan portfolio yielded 8.94 percent for the first quarter of 2000 compared with 8.62 percent for the first quarter of 1999, an increase of 32 basis points. A combination of changes in the portfolio mix to higher yielding products and rising interest rates contributed to this increase.

INVESTMENT SECURITIES

         The investment portfolio provides Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. At March 31, 2000 and 1999, investment securities totaled $2.6 billion. The investment portfolio averaged $2.8 billion for the period, growing 4.3 percent or $113.4 million over the comparable period for 1999.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At March 31, 2000, AFS investments had a market value of $2.6 billion, up $24.8 million compared with 1999. Included in the market value of the AFS portfolio are unrealized losses of $64.6 million, $40.8 million net of tax. Rising interest rates during 1999 and two prime rate increases during the first quarter of 2000 contributed to these losses.

         The held to maturity ("HTM") investment portfolio declined $57.4 million between comparable periods totaling $52.7 million at March 31, 2000. This decline primarily resulted from scheduled maturities in the portfolio and management's election under Statement of Financial Accounting Standards No. 115 ("SFAS 115") to transfer $55.4 million from the HTM portfolio acquired with the Triangle merger to the AFS portfolio. Unrealized losses on the transferred securities of $708,000 were recorded as a separate component of equity on the date of transfer. Also in connection with the Triangle merger, Centura incurred losses of $15.1 million on sales of investment securities as a result of restructuring Triangle's investment portfolio. This restructuring was in response to the current interest rate environment and to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura.

FUNDING SOURCES

         Funding sources include deposits, short-term borrowings and long-term debt. Funding sources averaged $9.3 billion for the three-month period ended March 31, 2000, increasing $523.7 million over the $8.7 billion averaged for the three months ended March 31, 1999.

DEPOSITS

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.8 billion and averaged $7.8 billion for the first three months of 2000. At and for the period ended March 31, 1999, total deposits were $7.7 billion and $7.6 billion on average, respectively. Deposits divested in connection with the Triangle merger on February 18, 2000 and subsequent to March 31, 2000 totaled approximately $170.0 million and $137.0 million, respectively.

         Table 2 details average balances for the deposit portfolio and the mix of deposits for the three months ended March 31, 2000 and 1999. On average, money market accounts grew $198.6 million or 13.1 percent while certificates of deposit grew $140.4 million or 4.4 percent. This growth was somewhat offset by a decline of $97.4 million or 25.8 percent in savings accounts, $23.2 million or
2.4 percent in interest checking accounts and $22.6 million or 4.9 percent in individual retirement accounts. Changes in the portfolio mix, combined with rising interest rates, contributed to an increase in funding costs for the deposit portfolio of 32 basis points between periods to yield 4.39 percent for the first quarter.

OTHER FUNDING SOURCES

         Management continues to utilize alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $192.5 million to total $1.6 billion at March 31, 2000. Period-end short-term borrowings totaled $1.5 billion and $1.2 billion at March 31, 2000 and 1999, respectively. The growth of Federal funds purchased of $246.0 million drove this increase. The cost of funds for short-term debt increased 82 basis points to 5.68 percent when comparing first quarter 2000 with first quarter 1999, a result of the increased utilization of higher cost Federal funds purchased and rising interest rates.

         Long-term debt consists predominantly of FHLB advances, Capital Securities and subordinated bank notes and averaged $901.5 million for the period ended March 31, 2000 compared with $766.0 million for 1999's first quarter. At the end of March 31, 2000 and 1999, long-term debt was $1.0 billion and $878.3 million, respectively. An increase of $156.6 million in FHLB borrowings offset by a $32.1 million decrease in notes payable as a result of selling CLG, Inc. ("CLG"), Centura's technology leasing subsidiary in the third quarter of 1999, attributed to the increase. The cost of funds increased 38 basis points to 6.06 for the quarter ended March 31, 2000 compared to 1999. The increase in cost of funds is attributable to repricing variable rate debt combined with rising interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the three months ended March 31, 2000 and 1999 was $104.8 million and $101.3 million, respectively. On a taxable equivalent basis, net interest income increased $3.6 million to $107.7 million from $104.1 million the prior year. As shown in Table 8, Net Interest Income and Volume/Rate Analysis, the increase in net interest income, taxable equivalent, was driven by volume variances which contributed $2.6 million to the increase whereas rate variances added $1.1 million.

         The net interest margin, taxable equivalent, for the first quarter of 2000 was 4.07 percent, a decline of 10 basis points from the prior year comparable quarter. The margin was negatively affected by changes in the portfolio mix of loans and funding sources and continued strong loan growth funded with higher cost short-term borrowings.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of March 31, 2000 and 1999, the AFLL was $97.5 million and $93.8 million, respectively, or 1.29 percent and 1.31 percent, respectively, of total loans outstanding. The AFLL continues to adequately cover nonperforming loans, providing coverage at 3.01 times and 2.28 times the nonperforming loan balance at March 31, 2000 and 1999, respectively.

         Total nonperforming assets ("NPA's"), including nonperforming loans ("NPL's") and foreclosed properties, were $37.2 million at March 31, 2000, improving $11.4 million from March 31, 1999's balance of $48.5 million. As a percentage of total assets, NPA's were 0.33 percent and 0.45 percent at March 31, 2000 and 1999, respectively. The improvement in the NPA balance was primarily attributed to declines of $6.2 million, $1.8 million, $1.1 million and $2.7 million in loans secured by real estate, commercial and agricultural loans, leases, and other real estate owned, respectively.

         Net charge-offs for the period also improved from first quarter 1999, totaling $4.0 million, an improvement of $2.2 million. Net charge-offs to average loans were 0.22 percent and 0.36 percent at March 31, 2000 and 1999, respectively. Commercial and industrial net charge-offs accounted for the majority of the decline, decreasing $2.4 million for the current period compared with first quarter 1999. Commercial and industrial net charge-offs included a recovery of $1.3 million related to the Pluma credit which was charged-off during 1999. Net charge-offs in the loans secured by real estate category grew $594,000. The remaining difference was spread throughout various loan categories.

         The amount provided for the AFLL included in the first quarter 2000 results of operations totaled $6.0 million compared with $7.6 million recorded in the first quarter of 1999. Of the amount recorded in first quarter 1999, $1.5 million related to the merger with First Coastal Bankshares, Inc. for which additional provision expense was recorded to align the allowance for loan loss factors between the two entities.

         Management believes the AFLL is adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for probable incurred losses in the loan portfolio. However, there are risks of additional losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. The AFLL is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the AFLL and the size of the AFLL in comparison to peer banks identified by the regulatory agencies. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of Centura.

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $35.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the three months ended March 31, 2000, excluding gains and losses on sales of investment securities, totaled $43.1 million, up $1.2 million from the $41.9 million earned for the three months ended March 31, 1999. As a percentage on total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income), noninterest income was 28.6 percent and 28.7 percent for the three months ended March 31, 2000 and 1999, respectively. Including gains and losses on sales of investment securities, noninterest income was $28.3 million and $42.7 million for the quarters ended March 31, 2000 and 1999, respectively. Sales of investment securities resulted in net realized losses of $14.9 million for the first quarter of 2000 compared with net realized gains of $775,000 in the first quarter of 1999. Included in the first quarter 2000 net realized losses were $15.1 million of securities losses related to restructuring the investment portfolio acquired in the Triangle merger.

         Service charges on deposit accounts, comprising approximately 36.0 percent of noninterest income before gains and losses on sales of investment securities, continues to be the largest component of noninterest income. Service charges on deposits for the current period grew $361,000 over 1999, with nonsufficient funds fees ("NSF") accounting for the increase. NSF fees were raised in the second quarter of 1999 to make Centura's NSF pricing competitive with its peers. Mortgage income declined $4.0 million from first quarter 1999. Mortgage loan origination fees and loan sale income, unfavorably affected by rising interest rates, declined $1.8 million and $2.2 million, respectively. Operating lease income, directly impacted by the third quarter 1999 sale of CLG, declined $1.1 million between first quarter 1999 and 2000. Brokerage commissions for first quarter 2000 were up 28.0 percent or $944,000 over 1999's first quarter. Broker loan fees declined $445,000.

         Included in current period noninterest income are gains of $5.5 million received on the sale of branches required to be divested as a result of the merger with Triangle. This gain was approximately equal to the reduction in net interest income from Triangle's investment portfolio.

         Excluding merger-related expenses of $24.3 million and $6.9 million for the three months ended March 31, 2000 and 1999, respectively, noninterest expenses declined $1.3 million from the first quarter of 1999. Personnel related expenses were down $760,000, primarily as a result of a decline in sales commissions paid. Marketing and equipment expenses declined $818,000 and $639,000, respectively. Professional fees, which included fees paid for Year 2000 remediation during 1999, declined $798,000. Increases in noninterest expenses were realized in office supplies and fees for outsourced services of $621,000 and $410,000, respectively. The remaining difference was spread across various other noninterest expense categories.

INCOME TAX EXPENSE

         Income tax expense recorded for the three months ended March 31, 2000 was $8.4 million compared to $14.8 million in the prior year period. For the first quarter of 2000, certain merger-related charges were not tax deductible, resulting in an effective tax rate of 51.18 percent. This compares with an effective tax rate of 35.21 percent for the three months ended March 31, 1999.

EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of March 31, 2000 was $861.4 million compared to $860.7 million at March 31, 1999. The change in equity between the two periods was influenced by the retention of earnings, the exercise of stock options and changes in unrealized gains or losses on securities available for sale. Additionally, Centura paid dividends of $12.7 million in the first quarter. Unrealized losses on available for sale securities, net of tax, were $40.8 million at March 31, 2000. This compares with unrealized gains of $3.5 million in the year before. The ratio of shareholders' equity to period-end assets was 7.69 percent and 7.92 percent at March 31, 2000 and 1999, respectively.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At March 31, 2000, Centura had the required capital levels to qualify as well capitalized with total capital of $1.1 billion and Tier 1 capital of $891.5 million. See Table 6 for a summary of Centura's capital ratios.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at March 31, 2000. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.

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

TABLE 1
--------------------------------------------------------------------------------
LOAN PORTFOLIO

                                             March 31, 2000                March 31, 1999                December 31, 1999
                                       ----------------------------------------------------------------------------------------
(Dollars in thousands)                   BALANCE       % OF TOTAL       Balance     % of Total        Balance        % of Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural  $1,899,802         25.0%      $1,362,956          18.8%    $1,759,546            23.4%
Commercial mortgage                      1,436,028          18.9       1,669,772           23.1     1,554,234             20.6
Real estate construction                   972,232          12.8         898,807           12.4       942,719             12.5
                                       ----------------------------------------------------------------------------------------
       Commercial loan portfolio         4,308,062          56.7       3,931,535           54.3     4,256,499             56.5
Consumer                                   582,213           7.7         547,362            7.6       587,590              7.8
Residential mortgage                     2,325,724          30.6       2,234,979           30.8     2,301,054             30.6
Leases                                     272,986           3.6         437,520            6.0       292,672              3.9
Other                                      105,922           1.4          94,219            1.3        90,955              1.2
-------------------------------------------------------------------------------------------------------------------------------
Total loans                             $7,594,907        100.0%      $7,245,615         100.0%    $7,528,770           100.0%
===============================================================================================================================
Residential mortgage servicing
       portfolio for others             $3,016,000                    $3,460,000                   $3,153,000
===============================================================================================================================


TABLE 2
--------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                                       MARCH 31, 2000                    March 31, 1999
                                               ----------------------------------------------------------------
(Dollars in thousands)                            BALANCE       % OF TOTAL          Balance        % of Total
---------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                     $ 1,105,151         14.1  %       $ 1,117,106          14.6 %
Interest checking                                   944,339         12.1              967,563          12.7
Money market                                      1,712,843         21.9            1,514,200          19.8
Savings                                             281,046          3.6              378,493           5.0
---------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000              2,496,500         31.9            2,423,526          31.7
  Certificates of deposit > $100,000                844,135         10.8              776,693          10.2
  IRA                                               435,203          5.6              457,801           6.0
------------------------------------------------------------------------------------------------------------
       Total time deposits                        3,775,838         48.3            3,658,020          47.9
---------------------------------------------------------------------------------------------------------------
Total average deposits                          $ 7,819,217        100.0  %       $ 7,635,382         100.0 %
===============================================================================================================

TABLE 3
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

                                                      THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                        MARCH 31, 2000                              MARCH 31, 1999
                                      ----------------------------------------------------------------------------------------
                                                        INTEREST        AVERAGE                        INTEREST       AVERAGE
                                          AVERAGE        INCOME/         YIELD/         AVERAGE        INCOME/         YIELD/
(DOLLARS IN THOUSANDS)                    BALANCE        EXPENSE          RATE          BALANCE        EXPENSE          RATE
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                 $    7,547,933   $  169,729         8.94%      $   7,251,050    $  155,709         8.62%
Taxable securities                         2,746,862       45,537         6.63           2,534,844        39,472         6.24
Tax-exempt securities                        101,663        1,970         7.75             115,087         2,308         8.02
Short-term investments                        85,991        1,126         5.18              44,590           511         5.46
                                      --------------   ----------                    -------------    ----------
Interest-earning assets, gross            10,482,449      218,362         8.29           9,945,571       198,000         7.99
Net unrealized (losses) gains on
  available for sale securities              (74,441)                                       10,783
Other assets, net                            925,008                                       911,567
                                      --------------                                 -------------
    Total assets                      $   11,333,016                                 $  10,867,921
                                      ==============                                 =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                     $      944,339   $    3,268         1.39%      $     967,563    $    2,872         1.20%
Money market                               1,712,843       18,413         4.32           1,514,200        14,170         3.80
Savings                                      281,046        1,022         1.46             378,493         1,567         1.68
Time                                       3,775,838       50,549         5.38           3,658,020        46,814         5.19
                                      --------------   ----------                    -------------    ----------
    Total interest-bearing deposits        6,714,066       73,252         4.39           6,518,276        65,423         4.07
Borrowed funds                             1,641,051       23,564         5.68           1,448,578        17,603         4.86
Long-term debt                               901,461       13,808         6.06             766,044        10,884         5.68
                                      --------------   ----------                    -------------    ----------
Interest-bearing liabilities               9,256,578      110,624         4.78           8,732,898        93,910         4.34
Demand, noninterest-bearing                1,105,151                                     1,117,106
Other liabilities                            111,192                                       158,862
Shareholders' equity                         860,095                                       859,055
                                      --------------                                 -------------
    Total liabilities and
      shareholder's equity            $   11,333,016                                 $  10,867,921
                                      ==============                                 =============

Interest rate spread                                                      3.51%                                          3.65%

Net yield on interest-
    earning assets                    $   10,482,449   $  107,738         4.07%      $   9,945,571    $   104,090        4.17%
                                      ==============   ==========                    =============    ===========

Taxable equivalent adjustment                          $    2,930                                     $     2,804
                                                       ==========                                     ===========

TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                      AT AND FOR THE THREE MONTHS              AT AND FOR THE YEAR ENDED
                                                            ENDED MARCH 31,                       ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
(Dollars in thousands)                                      2000                  1999                 1999
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period          $ 95,500              $ 91,894               $ 91,894
Allowance related to loans sold and subsidiary sale              -                     -                   (556)
Allowance for acquired loans                                     -                   605                    605
Provision for loan losses                                    5,975                 7,581                 40,828
Loans charged off                                           (6,515)               (7,226)               (41,044)
Recoveries on loans previously charged off                   2,490                   967                  3,773
--------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                          (4,025)               (6,259)               (37,271)
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                $ 97,450              $ 93,821               $ 95,500
==========================================================================================================================

Loans at period-end                                    $ 7,594,907           $ 7,245,615             $7,528,770
Average loans                                            7,547,933             7,251,050              7,356,342
Nonperforming loans                                         32,372                41,071                 29,415

Allowance for loan losses to total loans (1)                  1.29 %                1.31 %                 1.28 %
Net charge-offs to average loans (2)                          0.22                  0.36                   0.52
Allowance for loan losses to nonperforming loans              3.01 X                2.28 x                 3.25 x
==========================================================================================================================

 (1) Excludes mortgage loans held for sale of $29.0 million, $109.5 million, and $86.5 million at March 31, 2000, March 31, 1999 and December 31, 1999, respectively.

 (2) Excludes mortgage loans held for sale, on average, of $67.9 million and $127.7 million for the three months ended March 31, 2000 and 1999, respectively, and $99.8 million for the year ended December 31, 1999.


TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                          MARCH 31,           DECEMBER 31,
                                                 -----------------------------------------
(Dollars in thousands)                              2000          1999            1999
------------------------------------------------------------------------------------------
Nonaccrual loans                                  $ 32,372      $ 41,071       $ 29,415
Foreclosed property                                  4,789         7,473          6,421
----------------------------------------------------------------------------------------
Total nonperforming assets                        $ 37,161      $ 48,544       $ 35,836
==========================================================================================
Nonperforming assets to:
    Loans and foreclosed property (1)                 0.49 %        0.68 %         0.48 %
    Total assets                                      0.33          0.45           0.31
==========================================================================================
Accruing loans past due ninety days or greater    $ 11,887      $ 18,535       $ 14,366
==========================================================================================

 (1) Excludes mortgage loans held for sale of $29.0 million, $109.5 million, and $86.5 million at March 31, 2000, March 31, 1999 and December 31, 1999, respectively.

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS

                      Tier I Capital       Total Capital       Tier I Leverage
                      --------------       -------------       ---------------
MARCH 31, 2000             10.4 %               12.6 %                  7.9 %
December 31, 1999          10.3                 12.8                    7.9
March 31, 1999             10.1                 12.7                    7.7
Minimum requirement         4.0                  8.0                3.0-5.0


TABLE 7
-------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at March 31, 2000 are summarized below:

                                                         Weighted Average Rate  Weighted Avg.
                                                           During the Quarter     Remaining     Estimated
                                            Notional     ---------------------   Contractual   Fair Value
(Dollars in thousands)                       Amount         Received   Paid      Term (Years)  Gain (Loss)
----------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floating $   482,219        6.10%      5.86%         2.3        $ 11,269
Corporation pays variable/receives fixed     561,000        6.08%      6.02%         4.4         (13,680)
                                         ---------------------------------------------------------------
       Total interest rate swaps         $ 1,043,219                                            $ (2,411)
                                         ===============================================================

Interest rate cap and floor agreements at March 31, 2000 are summarized below:

                                                                                    Weighted Average
                                                                                       Remaining                        Estimated
                                              Notional     Average    Current Index   Contractual        Carrying       Fair Value
(Dollars in thousands)                         Amount       Rate *        Rate        Term (Years)         Value       Gain (Loss)
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS
                LIBOR                        $   80,000     5.69%         6.29%           1.8             $ 316              $ 32
                Constant Maturity Swap Rate     125,000     5.20%         7.30%           3.5                 -               114
                                             -------------------------------------------------------------------------------------
                                             $  205,000                                                   $ 316             $ 146
                                             =====================================================================================
INTEREST RATE CAPS
                LIBOR                        $   22,000     7.00%         6.29%           3.5             $ 349             $ 432
                Constant Maturity Swap Rate     125,000     6.94%         7.30%           3.5                 -            (2,779)
                                             -------------------------------------------------------------------------------------
                                             $  147,000                                                   $ 349          $ (2,347)
                                             =====================================================================================

* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8
--------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                 Three months ended
                                               March 31, 2000 and 1999
                                            ------------------------------
                                                            Variance
                                            Income/      Attributable to
                                            Expense    -------------------
(Dollars in thousands)                      Variance     Volume      Rate
--------------------------------------------------------------------------

INTEREST INCOME
Loans                                       $ 14,020   $ 6,515   $ 7,505
Taxable securities                             6,065     3,422     2,643
Tax-exempt securities                           (338)     (262)      (76)
Short-term investments                           615       533        82
--------------------------------------------------------------------------
    Total interest income                     20,362    10,208    10,154

INTEREST EXPENSE Interest-bearing deposits:
  Interest checking                              396       (70)      466
  Money market                                 4,243     1,988     2,255
  Savings                                       (545)     (370)     (175)
  Time                                         3,735     1,536     2,199
--------------------------------------------------------------------------
    Total interest-bearing deposits            7,829     3,084     4,745
Borrowed funds                                 5,961     2,518     3,443
Long-term debt                                 2,924     2,028       896
--------------------------------------------------------------------------
    Total interest expense                    16,714     7,630     9,084
--------------------------------------------------------------------------
    Net interest income                      $ 3,648   $ 2,578   $ 1,070
==========================================================================

     The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in Centura's exposure to market risk since December 31, 1999 as described in Item 7A of Centura's Annual Report on Form 10-K for the year ended December 31, 1999. Mergers accounted for as pooling-of-interests did not materially impact Centura's market risk.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina, which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory and treble damages in amounts that are material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in these cases and Centura Bank is defending the cases vigorously. In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), which has been consolidated for discovery with the Staton Cases, Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole. Centura and Centura Bank believe Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank is defending the case vigorously. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases, and accordingly, is unable to estimate a range of loss.

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit                                                                             Exhibit
        No.            Description of Exhibit                                          Reference
     -------------------------------------------------------------------------------------------
        3.1   Restated Articles of Incorporation of Centura Banks, Inc.                  3.1 (A)
        3.2   Bylaws of Centura Banks, Inc., as amended                                  3.2 (B)
        4.1   Excerpts from Centura's Articles of Incorporation and Bylaws relating
              to rights of holders of Registrant's capital stock.                        4.1 (A)
        4.2   Specimen certificate of Centura common stock.                              4.2 (C)
       27.1   Financial Data Schedule - included in the electronically filed document as required.
       27.2   Financial Data Schedule- (Restated for pooling-of-interests with Triangle
              Bancorp, Inc.) included in the electronically filed document as required.
     -------------------------------------------------------------------------------------------

     (A) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
     (B) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
     (C) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by amendment No. 1 dated May 14, 1990, and incorporated herein by reference.

(b)  Reports on Form 8-K:

     (1) A report on Form 8-K dated January 11, 2000 was filed under Item 5, Other Events, indicating Centura's announcement on January 11, 2000 of earnings for the quarter and year ended December 31, 1999.

     (2) A report on Form 8-K dated February 18, 2000 was filed under Item 2 and 7, Acquisition or Disposition of Assets and Financial Statements and Exhibits indicating the completion of the acquisition of Triangle Bancorp, Inc. as of the close of business on February 18, 2000.

     (3) A report on Form 8-K/A dated March 17, 2000 was filed under Item 4, Changes in Registrant's Certifying Accountant, indicating Centura's decision to retain PricewaterhouseCoopers LLP as its independent public accountants and dismiss KPMG LLP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                CENTURA BANKS, INC.
                                                -------------------
                                                Registrant

Date: May 15, 2000                          By: /s/ Steven J. Goldstein
                                                -----------------------
                                                Steven J. Goldstein
                                                Chief Financial Officer