Form 10-Q
period 2000-06-30
CENTURA BANKS INC
filed 2000-08-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 2000

                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to ________

Commission File Number:    1-10646

                               CENTURA BANKS, INC.
-------------------------------------------------------------------------------
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


As of July 31, 2000, Centura Banks, Inc. had 39,888,290 shares of Common Stock, no par value, outstanding.


Exhibit Index on sequential page number 29.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                        Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         June 30, 2000, June 30, 1999, and December 31, 1999                               4

         Consolidated Statements of Income -
         Three and six months ended June 30, 2000 and 1999                                 5

         Consolidated Statement of Shareholders' Equity -
         Six months ended June 30, 2000                                                    6

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 2000 and 1999                                           7

         Notes to Consolidated Financial Statements                                     8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     11-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       25


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                26
Item 2.  Changes in Securities and Use of Proceeds                                        26
Item 3.  Defaults upon Senior Securities                                                  26
Item 4.  Submission of Matters to a Vote of Securities Holders                            26
Item 5.  Other Information                                                                26
Item 6.  Exhibits and Reports on Form 8-K                                                 27

SIGNATURES                                                                                28

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                                  June 30,           December 31,
                                                      ----------------------------  -------------
(In thousands, except share data)                           2000          1999          1999
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                               $     338,326  $     314,615  $     356,416
Due from banks, interest-bearing                             30,020         29,609         39,279
Federal funds sold                                           44,889         14,067         28,686
Investment securities:
  Available for sale (cost of $2,590,477, $2,664,283
     and $2,794,678, respectively)                        2,540,527      2,625,903      2,727,514
  Held to maturity (fair value of  $49,820,
     $99,579 and $114,521, respectively)                     49,703         98,181        114,574
Loans                                                     7,656,212      7,266,983      7,442,238
  Less allowance for loan losses                            103,271         96,125         95,500
--------------------------------------------------------------------------------------------------
    Net loans                                             7,552,941      7,170,858      7,346,738
Mortgage loans held for sale                                 45,187         83,983         86,532
Bank premises and equipment                                 146,595        162,887        159,300
Other assets                                                590,644        541,983        527,643
--------------------------------------------------------------------------------------------------
Total assets                                          $  11,338,832  $  11,042,086  $  11,386,682
==================================================================================================

LIABILITIES
Deposits:
  Demand, noninterest-bearing                         $   1,195,965  $   1,220,468  $   1,136,119
  Interest-bearing                                        5,776,085      5,673,883      5,882,744
  Time deposits over $100                                   776,054        891,065        878,189
--------------------------------------------------------------------------------------------------
    Total deposits                                        7,748,104      7,785,416      7,897,052
Borrowed funds                                            1,529,856      1,370,929      1,601,238
Long-term debt                                            1,064,936        898,407        904,354
Other liabilities                                           115,427        134,897        124,303
--------------------------------------------------------------------------------------------------
Total liabilities                                        10,458,323     10,189,649     10,526,947

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                       -              -              -
Common stock, no par value,
    100,000,000 shares authorized; shares issued
    and outstanding of 39,859,195; 39,754,091;
    and 39,496,410, respectively                            290,158        296,865        278,689
Common stock acquired by ESOP                                     -            (57)           (28)
Retained earnings                                           626,615        580,176        623,870
Unearned compensation                                        (4,635)             -              -
Accumulated other comprehensive loss                        (31,629)       (24,547)       (42,796)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                  880,509        852,437        859,735
--------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $  11,338,832  $  11,042,086  $  11,386,682
==================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                      -----------------------------------------------------------
(In thousands, except share and per share data)                2000             1999          2000          1999
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                 $     175,324    $     155,520    $  343,146    $  308,324
Investment securities:
  Taxable                                                    40,169           38,369        83,843        76,077
  Tax-exempt                                                    554            1,444         1,854         2,945
Short-term investments                                          792              453         1,919           964
Mortgage loans held for sale                                    879            2,065         2,388         4,737
-----------------------------------------------------------------------------------------------------------------
Total interest income                                       217,718          197,851       433,150       393,047
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                     74,947           65,299       148,199       130,722
Borrowed funds                                               22,126           15,609        45,690        33,212
Long-term debt                                               17,129           13,153        30,937        24,037
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                      114,202           94,061       224,826       187,971
-----------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                         103,516          103,790       208,324       205,076
Provision for loan losses                                    11,920            8,347        17,895        15,928
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          91,596           95,443       190,429       189,148

NONINTEREST INCOME
Service charges on deposit accounts                          15,993           15,930        31,348        30,924
Credit card and related fees                                  2,050            1,933         4,121         3,857
Other service charges, commissions and fees                   9,125            9,825        19,937        19,214
Fees for trust services                                       2,758            2,743         5,509         5,182
Mortgage income                                               5,543            6,351         9,248        14,102
Other noninterest income                                      7,384            6,795        15,814        12,217
Securities (losses) gains, net                               (8,950)             235       (23,805)        1,010
-----------------------------------------------------------------------------------------------------------------
Total noninterest income                                     33,903           43,812        62,172        86,506

NONINTEREST EXPENSE
Personnel                                                    43,710           41,652        87,476        86,178
Occupancy                                                     5,778            6,026        12,231        12,341
Equipment                                                     5,881            7,284        12,029        14,071
Foreclosed real estate losses and related
   operating expense                                            444              286         1,106           723
Merger-related and other significant charges                  4,178                -        28,516         6,858
Other operating                                              32,283           31,154        61,558        60,681
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    92,274           86,402       202,916       180,852
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                   33,225           52,853        49,685        94,802
Income taxes                                                 12,302           17,197        20,727        31,967
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                            $      20,923    $      35,656    $   28,958    $   62,835
=================================================================================================================

NET INCOME PER COMMON SHARE
Basic                                                 $        0.53    $        0.90    $     0.73    $     1.58
Diluted                                                        0.52             0.88          0.72          1.55
=================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                    39,784,411       39,768,801    39,691,391    39,784,247
Diluted                                                  40,096,213       40,451,069    40,011,875    40,515,759
=================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES

Six months ended June 30, 2000


                                                                         Common
                                                   Common Stock          Stock
                                            ------------------------    Acquired    Retained     Unearned
                                              Shares         Amount     by ESOP     Earnings   Compensation
                                            ----------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 1999                  39,496,410   $  278,689   $     (28)  $   623,870     $     -
Comprehensive Income:
     Net income                                      -           -            -        28,958           -
     Change in unrealized gains/losses on
         securities, net of tax                      -           -            -             -           -
           Comprehensive Income                      -           -            -             -           -
Common stock issued:
     Stock option plans and stock awards       226,353        3,915           -             -           -
     Restricted stock, net                     123,049        5,114           -             -      (4,635)
Cash dividends declared, $0.66 per share             -            -           -      (26,228)           -
Other                                          13,383         2,440          28            15           -
                                            ----------------------------------------------------------------
Balance, June 30, 2000                      39,859,195   $  290,158   $      -    $   626,615    $ (4,635)
                                            ================================================================

                                                         Accumulated Other
                                                   Comprehensive Income (Loss)
                                           ----------------------------------------
                                                 Unrealized Gains/        Minimum        Total
                                             (Losses) on Securities      Pension     Shareholders'
                                                Available for Sale       Liability      Equity
                                           -------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 1999                         $ (42,794)          $      (2)      $   859,735
Comprehensive Income:
     Net income                                            -                   -            28,958
     Change in unrealized gains/losses on
         securities, net of tax                       11,167                   -            11,167
                                                                                       -----------
           Comprehensive Income                            -                   -            40,125
Common stock issued:
     Stock option plans and stock awards                   -                   -            3,915
     Restricted stock, net                                 -                   -               479
Cash dividends declared, $0.66 per share                   -                   -          (26,228)
Other                                                      -                   -             2,483
                                           -------------------------------------------------------
Balance, June 30, 2000                             $ (31,627)          $      (2)      $   880,509
                                           =======================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                               For the Six Months Ended
                                                                                                        June 30,
(Dollars in thousands)                                                                             2000         1999
                                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $  28,958    $  62,835
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                   17,895       15,928
       Depreciation on assets under operating leases                                                3,812        7,233
       Depreciation and amortization, excluding depreciation on assets under operating leases      19,916       23,560
       Deferred income tax expense (benefit)                                                        1,416       (6,868)
       Loan fees deferred, net                                                                      1,194        2,114
       Bond discount accretion and premium amortization, net                                         (192)       3,429
       Losses (gains) on sales of investment securities                                            23,805       (1,010)
       Gain on sales of equipment under lease                                                           -       (1,923)
       Proceeds from sales of mortgage loans held for sale                                        181,521      602,346
       Originations, net of principal repayments, of mortgage loans held for sale                (185,330)    (527,366)
       Decrease in accrued interest receivable                                                        341        2,660
       Increase in accrued interest payable                                                         2,799          587
       Net change in other assets and other liabilities                                            (4,758)     (42,434)
                                                                                                ---------    ---------
            Net cash provided by operating activities                                              91,377      141,091
                                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                            (184,123)    (164,483)
Purchases of:
       Securities available for sale                                                             (496,006)    (628,228)
       Premises and equipment                                                                     (16,882)      (8,303)
       Other                                                                                      (80,000)     (20,704)
Proceeds from:
       Sales of securities available for sale                                                     552,874      149,170
       Maturities and issuer calls of securities available for sale                               178,355      367,714
       Maturities and issuer calls of securities held to maturity                                  10,234       58,906
       Sales of foreclosed real estate                                                              5,242        2,943
       Dispositions of premises and equipment                                                      11,066        1,801
       Dispositions of equipment used in leasing activities                                             -        3,862
       Other                                                                                            -          855
Cash acquired, net of cash paid, in mergers and acquisitions                                       (1,250)     (15,479)
                                                                                                ---------    ---------
       Net cash used by investing activities                                                      (20,490)    (251,946)
                                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                              (148,948)      44,044
Net decrease in borrowed funds                                                                    (71,382)     (94,188)
Proceeds from issuance of long-term debt                                                          435,500      152,408
Repayment of long-term debt                                                                      (274,890)     (11,688)
Cash dividends paid                                                                               (26,228)     (21,408)
Proceeds from issuance of common stock, net                                                         3,915        2,780
Repurchases of common stock                                                                             -       (9,176)
                                                                                                ---------    ---------
       Net cash (used)/provided by financing activities                                           (82,033)      62,772
                                                                                                ---------    ---------

Decrease in cash and cash equivalents                                                             (11,146)     (48,083)

Cash and cash equivalents at January 1                                                            424,381      406,374
                                                                                                ---------    ---------
Cash and cash equivalents at June 30                                                            $ 413,235    $ 358,291
                                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six months for:
       Interest                                                                                 $ 222,027    $ 187,384
       Income taxes                                                                                21,942       16,872
Noncash transactions:
       Stock issued in purchase acquisitions and other stock issuances, net                         7,657        9,365
       Change in unrealized securities gains (losses), net                                         17,213       52,278
       Loans transferred to foreclosed property                                                     3,985        1,062
                                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

Note 1:  Basis of Presentation
         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company. Centura Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Centura's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

Note 2:  Mergers and Acquisitions

         The following table summarizes activity for merger-related charges through June 30, 2000 related to the first quarter 2000 merger with Triangle Bancorp, Inc. and the first quarter 1999 merger with First Coastal Bankshares,
Inc.:

------------------------------------------- ------------- -------------- ------------- ------------- -------------
                                              Initial       Liability     Liability       Amount
                                              accrued        balance       accrued     utilized in    Remaining
(in thousands)                               liability      12/31/99       in 2000         2000        Balance
------------------------------------------- ------------- -------------- ------------- ------------- -------------

Severance, change in control and
 other employee-related costs               $    770      $      424     $  7,627      $  6,240      $    1,811
Write-off of unrealizable assets               1,259            200           634           834              --
Non-employee related contract terminations     2,071            317         1,438           634           1,121
Professional costs                             1,683             --        10,122        10,122              --
Other merger-related charges                   1,075             --         7,022         5,237           1,785
------------------------------------------- ------------- -------------- ------------- ------------- -------------
Merger-related charges                      $  6,858      $     941      $ 26,843      $ 23,067      $    4,717
=========================================== ============= ============== ============= ============= =============


Note 3:  Net Income Per Share

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 320,484 shares and 731,512 shares for the six months ended June 30, 2000 and 1999, respectively.
                                       8

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

     In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act, and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case. Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in this case and Centura Bank intends to defend it vigorously. Management does not believe that Centura or Centura Bank has liability with respect to these cases, and accordingly, is unable to estimate a risk or range of loss.

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

     Various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries, taken as a whole.

Note 5:  Segment Information

         Refer to Centura's Annual Report on Form 10-K for the year ended December 31, 1999 for information with respect to Centura's policies for defining and accounting for its segments. Financial information by segment for the three months ended June 30, 2000 and 1999 is as follows:

                                                                          2000
                                    ---------------------------------------------------------------------------------
(In thousands)                        Retail      Treasury      Other        Total       Adjustments    Consolidated
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------

Interest income                     $  152,914   $   54,104  $     7,456  $    214,474  $   3,244 (A)   $    217,718
Interest expense                        77,079       32,656          889       110,624      3,578 (A)        114,202
Funds transfer pricing allocation       15,451     (16,438)      (3,096)       (4,083)      4,083 (B)            ---
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income                     91,286        5,010        3,471        99,767      3,749            103,516
Provision for loan losses                5,151          ---          950         6,101      5,819 (C)         11,920
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income after
provision for loan losses               86,135        5,010        2,521        93,666    (2,070)             91,596
Noninterest income                      31,425          147        7,423        38,995    (5,092) (A)         33,903
Noninterest expense                     69,654        2,734        9,271        81,659     10,615 (A)         92,274
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Income before income taxes              47,906        2,423          673        51,002   (17,777)             33,225
Income tax expense/(benefit)            14,876        (720)        (524)        13,632    (1,330) (C)         12,302
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net income                          $   33,030   $    3,143  $     1,197  $     37,370  $(16,447)       $     20,923
=================================== ============ =========== ============ ============= =============== =============

Period-end assets                   $6,773,230   $3,262,477  $   237,835  $ 10,273,542  $1,065,290(D)   $ 11,338,832


                                                                          1999
                                    ---------------------------------------------------------------------------------
(In thousands)                        Retail      Treasury      Other        Total       Adjustments    Consolidated
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------

Interest income                     $  133,198   $   48,167  $    10,900  $    192,265  $   5,586 (A)   $    197,851
Interest expense                        67,110       23,503        1,156        91,769      2,292 (A)         94,061

Funds transfer pricing allocation       17,824     (17,707)      (5,547)       (5,430)      5,430 (B)            ---
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income                     83,912        6,957        4,197        95,066      8,724            103,790
Provision for loan losses                5,872          ---          866         6,738      1,609 (C)          8,347
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income after
provision for loan losses               78,040        6,957        3,331        88,328      7,115             95,443
Noninterest income                      35,232        1,458       13,492        50,182    (6,370) (A)         43,812
Noninterest expense                     70,718        6,042        9,452        86,212        190 (A)         86,402
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Income before income taxes              42,554        2,373        7,371        52,298        555             52,853
Income tax expense/(benefit)            12,944        1,494         (81)        14,357      2,840 (C)         17,197
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net income                          $   29,610   $      879  $     7,452  $     37,941    (2,285)             35,656
=================================== ============ =========== ============ ============= =============== =============

Period-end assets                   $6,371,359   $3,254,240  $   613,962  $ 10,239,561  $ 802,525 (D)   $ 11,042,086

-------------------------------------
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals, including merger-related charges.

(B) Reconciling item relates to the elimination of funds transfer pricing credits and charges.

(C) Reconciling item adjusts balances from cash basis to accrual method of accounting.

(D) Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, and certain other assets.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2000

         Some of the statements in this Form 10-Q, as well as statements made by Centura Banks, Inc. ("Centura") in filings with certain governmental regulatory bodies, periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. Centura has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of Centura's control that may cause the actual results or performance of Centura to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors include, but are not limited to, the following: (i) expected cost savings from completed mergers may not be fully realized or costs or difficulties related to the integration of the businesses of Centura and merged institutions may be greater than expected, (ii) deposit attrition, customer loss, or revenue loss following completed mergers may be greater than expected,
(iii) competitive pressure in the banking industry may increase significantly,
(iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in the regulatory environment, (vii) changes may occur in business conditions and inflation, and (viii) changes may occur in the securities markets.

       Centura has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. Centura is a bank holding company operating in North Carolina, South Carolina and Virginia. Through Centura Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through more than 250 full-service financial offices, the Centura Highway, Centura's multifaceted customer access system that includes telephone banking, an extensive ATM network, PC banking with on-line bill payment, and a suite of Internet products and services.

         Centura's common stock is traded on the New York Stock Exchange under the symbol "CBC."


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

EARNINGS SUMMARY

                  Net income for the six months ended June 30, 2000 totaled $64.7 million or $1.62 per diluted share, excluding merger-related and other significant charges of $50.7 million incurred principally as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle"). Included in these charges were $22.1 million in losses on securities sales incurred as a result of restructuring Triangle's investment portfolio and $1.7 million of fixed asset write-offs resulting from the unexpected Hannaford in-store closings. Net income for the comparable period in 1999 was $69.6 million or $1.72 per diluted share, excluding merger-related charges of $8.4 million incurred in connection with the combination of First Coastal Bankshares, Inc. ("First Coastal") and Centura on March 26, 1999. Including merger-related and other significant charges, net income and diluted earnings per share were $29.0 million and $0.72, respectively, for the six months ended June 30, 2000, compared with $62.8 million and $1.55, respectively, for the six months ended June 30, 1999. Other key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $10.3 billion for the six months ended June 30, 2000, an increase of $279.5 million or 2.8 percent over the average balance for the first six months of 1999. Growth in the commercial loan portfolio accounted for the majority of the increase as discussed below. Period-end interest-earning assets at June 30, 2000 and 1999 were $10.4 billion and $10.1 billion, respectively, an increase of 2.4 percent.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.7 billion, up 5.4 percent over the period-end balance of $7.3 billion at June 30, 1999. The loan portfolio balance at June 30, 2000 reflects required divestitures of approximately $74.5 million divested in connection with the merger with Triangle.

         On average, the loan portfolio grew 5.1 percent to average $7.5 billion for the first six months of 2000 compared with $7.2 billion averaged for the same period in 1999. Table 1 provides a summary of the loan portfolio and mix percentages as of June 30, 2000, June 30, 1999 and December 31, 1999. Average loan growth was driven primarily by volume generated in the commercial and consumer loan portfolios. On average, commercial loans increased $310.4 million between the two six-month periods while consumer loans (equity lines, installment loans, and other credit line loans) were higher, on average, by $231.9 million. The leasing portfolio, on average, declined $164.0 million, driven by the continued decreased emphasis on the product and normal amortization.

         Taxable equivalent interest income earned on the loan portfolio for the six months ended June 30, 2000 and 1999, was $343.9 million and $308.9 million, respectively. The growth in interest income on loans was driven mainly by rate variances, which drove $19.5 million of the increase while volume variances generated $15.4 million. Overall, the loan portfolio yielded 9.07 percent for the first half of 2000 compared with 8.60 percent for the first half of 1999 and
8.75 percent for 1999's full year.

Investment Securities

         The investment portfolio provides Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. At June 30, 2000 and 1999, investment securities totaled $2.6 billion and $2.7 billion, respectively. For the six months ended June 30, 2000, the investment portfolio averaged $2.6 billion, declining 1.9 percent from the comparable period for 1999.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At June 30, 2000, AFS investments had a market value of $2.5 billion, down $85.4 million compared with June 30, 1999. Included in the market value of the AFS portfolio are unrealized losses of $50.0 million or $31.6 million on a net of tax basis. Rising interest rates during 1999 contributed to these losses.

         The held to maturity ("HTM") investment portfolio declined $48.5 million between June 30, 1999 and June 30, 2000 to total $49.7 million for the current period-end. This decline primarily resulted from scheduled maturities in the portfolio and management's election under Statement of Financial Accounting Standards No. 115

("SFAS 115") to transfer $55.4 million from the HTM portfolio acquired with the Triangle merger to the AFS portfolio. Unrealized losses on the transferred securities of $708,000 were recorded as a separate component of equity on the date of transfer.

         In connection with the Triangle merger, Centura incurred losses of $22.1 million on sales of investment securities as a result of restructuring Triangle's investment portfolio. This restructuring was in response to the current interest rate environment and to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura.

FUNDING SOURCES

         Funding sources include deposits, short-term borrowings and long-term debt. Funding sources averaged $9.1 billion for the six-month period ended June 30, 2000, increasing $349.1 million over the $8.8 billion averaged for the six months ended June 30, 1999.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.7 billion and also averaged $7.7 billion for the first six months of 2000. At and for the period ended June 30, 1999, total deposits were $7.8 billion and $7.7 billion on average, respectively. The decline in the deposit portfolio was partially due to deposits divested in February and April 2000 in connection with the Triangle merger, which totaled approximately $307.0 million.

         Table 2 details average balances for the deposit portfolio and the mix of deposits for the six months ended June 30, 2000 and 1999. On average, money market accounts grew $142.8 million or 9.2 percent. This growth was offset by declines of $94.2 million and $72.4 million in savings accounts and transaction accounts, respectively. Total interest paid on deposits and the cost of funds on deposits for the six months ended June 30, 2000 and 1999, influenced by changes in the portfolio mix and the interest rate environment, were $148.2 million and
4.53 percent compared with $130.7 million and 4.03 percent, respectively. As shown in Table 8, the increase of $17.5 million in interest expense paid on deposits between periods was driven principally by rate variances, which increased expense by $14.4 million, followed by volume variances which contributed $3.1 million to expense.

Other Funding Sources

         Management continues to utilize alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds averaged $1.5 billion for the six months ended June 30, 2000, an increase of $145.3 million over the same period for 1999. Period-end short-term borrowings also totaled $1.5 billion at June 30, 2000 compared to $1.4 billion at June 30, 1999. The growth in short-term borrowings principally stems from loan growth modestly exceeding deposit growth, resulting in an increase in the usage of repurchase agreements, whose average balance grew $72.7 million between periods, followed by an increase of $45.1 million in the average balance for Federal funds purchased. The cost of funds for short-term debt increased 113 basis points to 5.86 percent when comparing the first six months of 2000 with the first six months of 1999, a result of the above mentioned increased utilization of higher cost Federal funds purchased and repurchase agreements in combination with rising interest rates. From a rate/volume perspective, as shown in Table 8, changes in the rate environment accounted for $8.8 million of the $12.5 million increase in short-term borrowing expense followed by volume variances which contributed $3.7 million.

         Long-term debt consists predominantly of FHLB advances, Capital Securities and subordinated bank notes and averaged $990.3 million for the period ended June 30, 2000 compared with $827.5 million for 1999's first half of the year. At the end of June 30, 2000 and 1999, long-term debt was $1.1 billion and $898.4 million, respectively. An increase of $193.8 million in FHLB borrowings offset by a $27.6 million decrease in notes payable as a result of selling CLG, Inc. ("CLG"), Centura's technology leasing subsidiary, in the third quarter of 1999, attributed to the increase. The cost of funds increased 40 basis points to 6.18 percent for year-to-date 2000 compared with 5.78 percent for year-to-date 1999. The increase in cost of funds on long-term debt is attributable to repricing variable rate debt combined with rising interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the six months ended June 30, 2000 and 1999 was $208.3 million and $205.1 million, respectively. On a taxable equivalent basis, net interest income increased $2.5 million to $213.4 million from $210.9 million earned in the prior year. As shown in Table 8, Net Interest Income and Volume/Rate Analysis, the increase in net interest income, taxable equivalent, was driven by volume variances which contributed $1.9 million of the increase whereas rate variances added $619,000.

         The net interest margin, taxable equivalent, for year-to-date 2000 was
4.08 percent compared with 4.20 percent for 1999. Pressure on the net interest margin largely resulted from Centura's liability sensitive balance sheet configuration, gradual changes in the deposit mix, targeted retail product pricing to ensure retention of Triangle's high value customers and Centura's investment in a bank-owned life insurance transaction.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of June 30, 2000 and 1999, the AFLL was $103.3 million and $96.1 million, respectively, or 1.35 percent and 1.32 percent, respectively, of total loans outstanding. The AFLL continues to adequately cover nonperforming loans ("NPL's"), providing coverage at 2.50 times and 1.61 times the nonperforming loan balance at June 30, 2000 and 1999, respectively.

         Total nonperforming assets ("NPA's"), including NPL's and foreclosed properties, were $45.9 million at June 30, 2000, compared to June 30, 1999's balance of $65.2 million, representing a decline of $19.3 million or 29.6 percent. During the second quarter of 1999, Centura placed on nonperforming status $23.0 million of loans to Pluma, Inc., an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear. A portion of these loans to Pluma were subsequently charged-off later in 1999. As a percentage of total assets, NPA's were 0.41 percent at June 30, 2000 and 0.38 percent at June 30, 1999, excluding the Pluma credit. With the Pluma credit, NPA's were 0.59 percent of total assets at June 30, 1999.

         Net charge-offs for the six months ended June 30, 2000 declined $2.1 million from the prior year comparable period to total $10.1 million. Net charge-offs to average loans were 0.27 percent and 0.34 percent for year-to-date June 30, 2000 and 1999, respectively. Commercial and industrial net charge-offs accounted for the majority of the decline, decreasing $3.1 million between periods. The remaining difference was spread throughout various loan categories.

         The amount provided for the AFLL included in the year-to-date 2000 results of operations totaled $17.9 million compared with $15.9 million recorded in 1999. The amount provided for in 2000 includes $5.0 million of additional loan loss provisions recorded in order to align the credit risk management methodologies of Triangle with those of Centura. Similarly, of the amount recorded in 1999, $1.5 million of additional provision was recorded as a result of the merger with First Coastal.

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

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $40.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the six months ended June 30, 2000, excluding gains and losses on sales of investment securities, totaled $86.0 million, up $481,000 from the $85.5 million earned for the six months ended June 30, 1999. As a percentage on total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income), noninterest income before securities gains and losses was 28.7 percent and 28.8 percent for year-to-date 2000 and 1999, respectively. Including gains and losses on sales of investment securities, noninterest income was $62.2 million and $86.5 million for the six-month periods ended June 30, respectively. Sales of investment securities resulted in net realized losses of $23.8 million for 2000 compared with net realized gains of $1.0 million for 1999. Included in the 2000 net realized losses were $22.1 million of securities losses related to restructuring the investment portfolio acquired in the Triangle merger.

         Service charges on deposit accounts, comprising approximately 36.5 percent of noninterest income before gains and losses on sales of investment securities, represents Centura's largest source of noninterest income. Service charges on deposits remained relatively flat between periods, growing $424,000. Mortgage income for the six months ended June 30, 2000 was $9.2 million, declining $4.9 million from 1999. Mortgage loan origination fees and loan sale income, unfavorably affected by rising interest rates, declined $3.4 million and $3.1 million, respectively, between the six month periods. Included in 1999's loan sale income were gains as a result of balance sheet restructuring totaling $2.2 million. Offsetting a portion of the decline in mortgage income in 2000 were $1.5 million of earnings generated by NCS Mortgage Lending Company, a subsidiary of Centura that was acquired in the first quarter of 2000. Operating lease income, directly impacted by the third quarter 1999 sale of CLG, declined $2.3 million between 1999 and 2000.

         Included in current period other noninterest income are gains of $10.2 million received on the sale of branches required by the Federal Reserve and Department of Justice to be divested as a result of the merger with Triangle. Approximately $4.9 million of this gain was offset by write-downs and losses on investments classified in other assets and losses on sales of securities from the investment portfolio, other than those losses associated with the Triangle investment portfolio restructuring. Finally, the sale of CLG resulted in a decline to other noninterest income of approximately $1.9 million that CLG generated from its leasing activities.

         Excluding merger-related expenses of $28.5 million and $6.9 million for the six months ended June 30, 2000 and 1999, respectively, noninterest expenses remained flat, increasing $406,000 or 0.2 percent. Personnel related expenses rose $1.3 million. Included in 2000's personnel costs are incremental salary expenses related to the addition of the newly acquired NCS employees, the filling of previously vacant positions, an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution and an increase in incentive compensation accruals. Favorably impacting personnel expense in 2000 were the third quarter 1999 sale of CLG, Inc and efficiencies realized from the merger with Triangle. Professional fees, which included fees totaling approximately $1.1 million paid for Year 2000 remediation during 1999, declined $682,000. Fees for outsourced services, a volume driven expense, rose $949,000 while losses other than loans also increased, rising $812,000.

Marketing and equipment expenses declined $987,000 and $2.0 million, respectively. The remaining difference was spread across various other noninterest expense categories.

INCOME TAX EXPENSE

         Income tax expense recorded for the six months ended June 30, 2000 was $20.7 million compared to $32.0 million in the prior year period. For the six months ended June 30, 2000, the effective tax rate was 41.72 percent, impacted by certain merger-related charges which were not tax deductible. This compares with an effective tax rate of 33.72 percent for the six months ended June 30, 1999.

EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of June 30, 2000 was $880.5 million compared to $852.4 million at June 30, 1999. The change in equity between the two periods was influenced by the retention of earnings, the exercise of stock options and changes in unrealized gains or losses on securities available for sale. Also impacting the equity balance were the payment of dividends to shareholders which totaled $26.2 million for the first six months of 2000 compared with $21.4 million paid for the same period in 1999. Unrealized losses on available for sale securities, net of tax, were $31.6 million and $24.5 million at June 30, 2000 and 1999, respectively. As of June 30, 2000 and 1999, the ratio of shareholders' equity to period-end assets was 7.77 percent and 7.72 percent, respectively.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At June 30, 2000, Centura had the required capital levels to qualify as well capitalized with total capital of $1.1 billion and Tier 1 capital of $907.8 million. See Table 6 for a summary of Centura's capital ratios.

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

         Centura's traditional funding sources include established Federal funds lines with major banks, advances from the FHLB, repurchase agreements, proceeds from matured investments, principal repayments on loans, and core deposit growth. Centura also has an unsecured bank note facility for institutional investors. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered CD's.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative Financial Instruments", summarizes Centura's off-balance sheet derivative financial positions at June 30, 2000. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently. Centura does not use derivative instruments in a speculative manner.


SUMMARY RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

         Net income before pre-tax merger-related and other significant charges totaling $11.2 million was $28.7 million or $0.72 per diluted share for the quarter ended June 30, 2000 compared to $35.7 million or $0.88 per diluted share earned during the second quarter of 1999. Merger-related and other significant charges included $1.7 million of fixed asset write-offs resulting from the Hannaford in-store closings and $7.1 million related to the sales of certain investment securities incurred as a result of completing the restructuring of Triangle's investment portfolio. For second quarter 2000, excluding the $11.2 million of merger-related and other significant charges, the return on average assets and average equity were 1.04 percent and 13.28 percent respectively, compared with second quarter 1999 ratios of 1.30 percent and 16.52 percent, respectively. Not included in the $11.2 million, but impacting second quarter 2000 results, was an additional $5 million of provision expense recorded to align the credit risk management policies of Triangle with those of Centura.

         Comparing current year and prior year second quarters, the net interest margin fell 12 basis points to 4.10 percent. Pressure on the net interest margin largely resulted from Centura's liability sensitive balance sheet configuration, gradual changes in the deposit mix, targeted retail product pricing to ensure retention of Triangle's high value customers and Centura's investment in a bank-owned life insurance transaction.

         Net charge-offs for the second quarter of 2000 were $6.1 million or
0.32 percent of average loans compared with second quarter 1999 net charge-offs of $5.9 million, representing 0.33 percent of average loans. Commercial and industrial net charge-offs declined approximately $607,000 between periods, while leasing, credit cards, and other consumer net charge-offs rose $393,000, $184,000, and $220,000, respectively. The provision for loan losses increased $3.6 million between periods, resulting in total provision expense of $11.9 million for the second quarter of 2000, primarily a result of the additional provision recorded during the quarter as mentioned above.

         Noninterest income, before securities losses, was $42.9 million for the three months ended June 30, 2000 as compared to $43.6 million for the three months ended June 30, 1999. The decline in noninterest income was mainly due to declines of $808,000 and $2.3 million in revenues received from mortgage and leasing activities, respectively. With respect to mortgage revenue, reduced volume caused by rising interest rates contributed to declines in origination fees and loan sale income which outweighed the positive impact of income generated by the newly acquired NCS Mortgage Lending Company and the gain on sale of mortgage servicing of $793,000. Leasing income was down largely due to the sale of CLG in the third quarter of 1999. Other noninterest income includes gains of $4.7 million received on the sale of branches required by the Federal Reserve and Department of Justice to be divested as a result of the merger with Triangle. This gain was entirely offset by write-downs on investments classified in other assets and losses on sales of securities from the investment portfolio, other than those losses associated with the Triangle investment portfolio restructuring. Including securities losses, noninterest income for the second quarter 2000 decreased $9.9 million compared to second quarter 1999, totaling $33.9 million. Securities losses in the second quarter of 2000 included $7.1 million in losses related to the restructuring of Triangle's investment portfolio.

         Noninterest expenses, before $4.2 million in merger-related charges, increased $1.7 million to total $88.1 million for the three months ended June 30, 2000. Contributing to the increase in noninterest expenses were incremental salary expenses related to the addition of the newly acquired NCS employees, the filling of previously vacant positions, an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution and an increase in incentive compensation accruals. Favorably impacting second quarter 2000 personnel expenses were the third quarter 1999 sale of CLG and efficiencies realized from the merger with Triangle. Fees for outsourced services, a volume driven expense, increased $539,000 quarter to quarter. Cost savings were realized on expenditures related to equipment, declining $1.4 million between periods.

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

TABLE 1
------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                               June 30, 2000                 June 30, 1999              December 31, 1999
                                         -------------------------------------------------------------------------------------
(Dollars in thousands)                     Balance    % of Total         Balance     % of Total       Balance       % of Total
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $1,984,562      25.9 %        $1,362,424        18.7 %      $1,759,546        23.6 %
Commercial mortgage                       1,432,978      18.7           1,740,306        23.9         1,554,234        20.9
Real estate construction                    986,325      12.9             949,838        13.2           942,719        12.7
                                         -------------------------------------------------------------------------------------
       Commercial loan portfolio          4,403,865      57.5           4,052,568        55.8         4,256,499        57.2
Consumer                                    559,641       7.3             566,264         7.8           587,590         7.9
Residential mortgage                      2,334,318      30.5           2,113,073        29.1         2,214,522        29.8
Leases                                      249,453       3.3             416,940         5.7           292,672         3.9
Other                                       108,935       1.4             118,138         1.6            90,955         1.2
------------------------------------------------------------------------------------------------------------------------------
Total loans                              $7,656,212     100.0 %        $7,266,983       100.0 %      $7,442,238       100.0 %
===========================================================================================================================
Residential mortgage servicing
       portfolio for others              $3,199,000                    $3,488,000                    $3,153,000
===========================================================================================================================




TABLE 2
------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED

                                                             June 30, 2000                  June 30, 1999
                                                   ---------------------------------------------------------------
(Dollars in thousands)                                   Balance      % of Total        Balance      % of Total
------------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                           $ 1,117,918        14.5  %     $ 1,134,919        14.8 %
Interest checking                                         907,275        11.8            962,676        12.5
Money market                                            1,694,806        22.0          1,552,018        20.2
Savings                                                   270,367         3.5            364,556         4.7
------------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000                    2,467,541        32.0          2,407,861        31.4
  Certificates of deposit > $100,000                      813,852        10.6            798,385        10.4
  IRA                                                     428,804         5.6            456,125         6.0
-------------------------------------------------------------------------------------------------------------
       Total time deposits                              3,710,197        48.2          3,662,371        47.8
------------------------------------------------------------------------------------------------------------------
Total average deposits                                $ 7,700,563       100.0  %     $ 7,676,540       100.0 %
==================================================================================================================

TABLE 3
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                   Three months ended                        Three months ended
                                                      June 30, 2000                             June 30, 1999
                                       -----------------------------------------------------------------------------------
                                                        Interest        Average                      Interest     Average
                                          Average        Income/         Yield/      Average          Income/      Yield/
(Dollars in thousands)                    Balance        Expense          Rate       Balance          Expense       Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                  $  7,604,252    $    175,651       9.19 %   $  7,231,015        155,881      8.57 %
Taxable securities                        2,484,962          41,719       6.72        2,560,568         40,232      6.29
Tax-exempt securities                        38,489             847       8.80          114,621          2,240      7.82
Short-term investments                       62,499             792       5.01           38,371            453      5.46
Mortgage loans held for sale                 38,387             879       9.16          113,277          2,065      7.29
                                       ------------    ------------                ------------   ------------
Interest-earning assets, gross           10,228,589         219,888       8.56       10,057,852        200,871      7.95
Net unrealized (losses) gains on
  available for sale securities             (66,639)                                     (3,749)
Other assets, net                           926,041                                     918,725
                                       ------------                                ------------
    Total assets                       $ 11,087,991                                $ 10,972,828
                                       ============                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                      $    870,212    $      2,795       1.29 %   $    957,844   $      2,736      1.15 %
Money market                              1,676,769          19,142       4.59        1,589,421         15,119      3.82
Savings                                     259,689             886       1.37          350,772          1,345      1.54
Time                                      3,644,556          52,124       5.75        3,666,671         46,099      5.04
                                       ------------    ------------                ------------   ------------
    Total interest-bearing deposits       6,451,226          74,947       4.67        6,564,708         65,299      3.99
Borrowed funds                            1,477,197          22,126       5.93        1,346,639         15,609      4.59
Long-term debt                            1,046,180          17,129       6.48          888,269         13,153      5.86
                                       ------------    ------------                ------------   ------------
Interest-bearing liabilities              8,974,603         114,202       5.09        8,799,616         94,061      4.27
Demand, noninterest-bearing               1,130,684                                   1,152,537
Other liabilities                           113,385                                     155,137
Shareholders' equity                        869,319                                     865,538
                                       ------------                                ------------
    Total liabilities and
      shareholder's equity             $ 11,087,991                                $ 10,972,828

Interest rate spread                                                      3.47 %                                    3.68 %

Net yield on interest-
    earning assets                     $ 10,228,589    $    105,686       4.10 %   $ 10,057,852   $    106,810      4.22 %
                                       ============    ============                ============   ============

Taxable equivalent adjustment                          $      2,170                               $      3,020
                                                       ============                               ============

TABLE 3, Continued
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

                                                    Six months ended                          Six months ended
                                                     June 30, 2000                              June 30, 1999
                                       -----------------------------------------------------------------------------------
                                                        Interest       Average                     Interest      Average
                                          Average        Income/        Yield/      Average         Income/       Yield/
(Dollars in thousands)                    Balance        Expense         Rate       Balance         Expense        Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                  $  7,542,782    $    343,872      9.07 %   $  7,177,489        308,918      8.60 %
Taxable securities                        2,615,910          87,256      6.67        2,547,685         79,704      6.26
Tax-exempt securities                        70,075           2,815      8.04          114,852          4,548      7.92
Short-term investments                       74,248           1,919      5.11           41,463            964      5.46
Mortgage loans held for sale                 52,504           2,388      9.09          120,440          4,737      7.87
                                       ------------    ------------               ------------   ------------
Interest-earning assets, gross           10,355,519         438,250      8.43       10,001,929        398,871      7.97
Net unrealized (losses) gains on
  available for sale securities             (70,540)                                     3,570
Other assets, net                           925,525                                    915,166
                                       ------------                               ------------
    Total assets                       $ 11,210,504                               $ 10,920,665
                                       ============                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                      $    907,275    $      6,063      1.34 %   $    962,676   $      5,608      1.17 %
Money market                              1,694,806          37,555      4.46        1,552,018         29,289      3.81
Savings                                     270,367           1,908      1.42          364,556          2,912      1.61
Time                                      3,710,197         102,673      5.57        3,662,371         92,913      5.12
                                       ------------    ------------               ------------   ------------
    Total interest-bearing deposits       6,582,645         148,199      4.53        6,541,621        130,722      4.03
Borrowed funds                            1,542,624          45,690      5.86        1,397,328         33,212      4.73
Long-term debt                              990,322          30,937      6.18          827,494         24,037      5.78
                                       ------------    ------------               ------------   ------------
Interest-bearing liabilities              9,115,591         224,826      4.93        8,766,443        187,971      4.31
Demand, noninterest-bearing               1,117,918                                  1,134,919
Other liabilities                           112,288                                    156,988
Shareholders' equity                        864,707                                    862,315
                                       ------------                               ------------
    Total liabilities and
      shareholder's equity             $ 11,210,504                               $ 10,920,665
                                       ============                               ============

Interest rate spread                                                     3.50 %                                    3.66 %

Net yield on interest-
    earning assets                     $ 10,355,519    $    213,424      4.08 %   $ 10,001,929   $    210,900      4.20 %
                                       ============    ============               ============   ============

Taxable equivalent adjustment                          $      5,100                              $      5,824
                                                       ============                               ============

                                       21

TABLE 4
-----------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                       At and for the six months  At and for the year ended
                                                              ended June 30,          ended December 31,
                                                     ------------------------------------------------------
(Dollars in thousands)                                   2000            1999              1999
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period     $    95,500    $    91,894         $    91,894
Allowance related to loans sold and subsidiary sale            -           (100)               (556)
Allowance for acquired loans                                   -            605                 605
Provision for loan losses                                 17,895         15,928              40,828
Loans charged off                                        (13,965)       (14,008)            (41,044)
Recoveries on loans previously charged off                 3,841          1,806               3,773
-----------------------------------------------------------------------------------------------------------
   Net charge-offs                                       (10,124)       (12,202)            (37,271)
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period           $   103,271    $    96,125         $    95,500
===========================================================================================================

Loans at period-end                                  $ 7,656,212    $ 7,266,983         $ 7,442,238
Average loans                                          7,542,782      7,177,489           7,258,979
Nonperforming loans                                       41,286         59,573              29,415

Allowance for loan losses to total loans                    1.35 %         1.32 %              1.28 %
Net charge-offs to average loans                            0.27           0.34                0.52
Allowance for loan losses to nonperforming loans            2.50 x         1.61 x              3.25 x
===========================================================================================================


TABLE 5
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                June 30,                December 31,
                                                     ------------------------------------------------------
(Dollars in thousands)                                   2000            1999              1999
-----------------------------------------------------------------------------------------------------------
Nonperforming loans                                  $    41,286    $    59,573         $    29,415
Foreclosed property                                        4,643          5,646               6,421
-----------------------------------------------------------------------------------------------------------
Total nonperforming assets                           $    45,929    $    65,219         $    35,836
===========================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                           0.60 %         0.90 %              0.48 %
    Total assets                                            0.41           0.59                0.31
===========================================================================================================

Accruing loans past due ninety days or greater       $    13,251    $    11,214         $    14,366
===========================================================================================================

TABLE 6
----------------------------------------------------------------
CAPITAL RATIOS
                  Tier I Capital  Total Capital  Tier I Leverage
                  --------------  -------------  ---------------
June 30, 2000           10.4 %       12.7 %           8.1 %
December 31, 1999       10.3         12.8             7.9
June 30, 1999           10.3         12.9             7.9
Minimum requirement      4.0          8.0           3.0-5.0




TABLE 7
----------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements at June 30, 2000 are summarized below:

                                                                              Weighted Average Rate  Weighted Avg.
                                                                                During the Quarter    Remaining     Estimated
                                                                Notional       ------------------     Contractual   Fair Value
(Dollars in thousands)                                          Amount          Received   Paid       Term (Years)  Gain (Loss)
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floating                 $          431,779       6.70%     5.86 %        2.4        $ 10,700
Corporation pays variable/receives fixed                            786,000       6.94      7.06          4.0         (13,057)
                                                         -------------------------------------------------------------------------
       Total interest rate swaps                         $        1,217,779                                          $ (2,357)
                                                         =========================================================================


Interest rate cap and floor agreements at June 30, 2000 are summarized below:

                                                                                         Weighted Average
                                                                                             Remaining               Estimated
                                                 Notional        Average    Current Index   Contractual    Carrying  Fair Value
(Dollars in thousands)                            Amount          Rate *         Rate       Term (Years)     Value   Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS
               LIBOR                       $           80,000     5.69 %         6.77           1.6          $ 271         $ 16
               Constant Maturity Swap Rate            125,000     5.20           7.26           3.3              -           82
                                           ------------------------------------------------------------------------------------
                                           $          205,000                                                $ 271         $ 98
                                           ====================================================================================
INTEREST RATE CAPS
               LIBOR                       $           22,000     7.00 %         6.77 %         3.3          $ 325        $ 320
               Constant Maturity Swap Rate            125,000     6.94           7.26           3.3              -       (2,523)
                                           ------------------------------------------------------------------------------------
                                           $          147,000                                                $ 325     $ (2,203)
                                           ====================================================================================

*  Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS
                                                 Six months ended                    Three months ended
                                             June 30, 2000 and 1999                June 30, 2000 and 1999
                                     ------------------------------------     -----------------------------------
                                                         Variance                                 Variance
                                         Income/       Attributable to            Income/      Attributable to
                                         Expense   ----------------------         Expense   ---------------------
(Dollars in thousands)                  Variance     Volume        Rate          Variance    Volume      Rate
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                  $ 34,954    $ 15,440    $ 19,514         $ 19,770    $ 7,316     $ 12,454
Taxable securities                        7,552       2,175       5,377            1,487     (1,212)       2,699
Tax-exempt securities                    (1,733)     (1,798)         65           (1,393)    (1,645)         252
Short-term investments                      955         837         118              339        304           35
Mortgage loans held for sale             (2,349)     (2,999)        650           (1,186)    (1,617)         431
-----------------------------------------------------------------------------------------------------------------
    Total interest income                39,379      13,655      25,724           19,017      3,146       15,871

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                         455        (336)        791               59       (264)         323
  Money market                            8,266       2,857       5,409            4,023        867        3,156
  Savings                                (1,004)       (692)       (312)            (459)      (322)        (137)
  Time                                    9,760       1,227       8,533            6,025       (280)       6,305
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits      17,477       3,056      14,421            9,648          1        9,647
Borrowed funds                           12,478       3,706       8,772            6,517      1,623        4,894
Long-term debt                            6,900       4,988       1,912            3,976      2,493        1,483
-----------------------------------------------------------------------------------------------------------------
    Total interest expense               36,855      11,750      25,105           20,141      4,117       16,024
-----------------------------------------------------------------------------------------------------------------
    Net interest income                 $ 2,524     $ 1,905       $ 619         $ (1,124)    $ (971)      $ (153)
=================================================================================================================

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

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
Not Applicable

Item 2.    Changes in Securities
Not Applicable

Item 3.    Defaults upon Senior Securities
Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
         At the Registrant's Annual Meeting of Shareholders held April 19,2000, all of the nominees for Director listed under the caption "Election of Directors" in the Registrant's Proxy Statement dated March 17, 2000 were duly elected Directors of the Registrant. Approximately 75.9 percent of the outstanding shares were voted. Of the 30,081,582 shares voted, each director received at least 28,575,674 shares or 95.0 percent in favor.

         Also submitted to a vote of Shareholders at the Registrant's Annual Meeting on April 19, 2000 was the approval to amend and restate Centura's articles of incorporation, as fully described under the caption "Approval of Amended and Restated Articles of Incorporation" in the Registrant's Proxy Statement dated March 17, 2000. Approximately 75.9 percent of the outstanding shares were voted. Of the 30,081,582 shares voted, 29,719,766 shares or approximately 98.7 percent were voted in favor. A copy of the amended and restated articles of incorporation is included as Exhibit 3.1 with this filing.

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
      Number                                  Description of Exhibit
   ------------- ----------------------------------------------------------------------------------

       3.1       Amended and Restated Articles of Incorporation of Centura Banks, Inc.
      10.1       Second Amendment to the Centura Banks, Inc. Omnibus Equity Compensation Plan
      10.2       Form of Change of Control Agreement between Centura Banks, Inc. and B. Thomas
                     Rogers, Jr.
      10.3       Form of Change of Control Agreement between Centura Banks, Inc. and H. Kel
                     Landis, III.
      10.4       Form of Change of Control Agreement between Centura Banks, Inc. and Scott M.
                     Custer
      10.5       Form of Change of Control Agreement between Centura Banks, Inc. and Steven J.
                     Goldstein
      10.6       Employment Agreement dated July 18, 2000 between William H. Wilkerson and
                     Centura Banks, Inc.
      27.1       Financial Data Schedule
      27.2       Financial Data Schedule- (Restated for pooling-of-interests with Triangle
                     Bancorp, Inc.)

(b)      Reports on Form 8-K:
     (1) A report on Form 8-K dated April 14, 2000 was filed under Item 5, Other Events, indicating Centura's announcement on April 14, 2000 of earnings for the quarter ended March 31, 2000.
     (2) A report on Form 8-K dated June 2, 2000 was filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. Centura filed as an exhibit to Item 7 consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 to reflect the merger with Triangle Bancorp, Inc. as if the two entities had been combined for all periods presented.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                      CENTURA BANKS, INC.
                                                      Registrant

Date: August 14, 2000                             By: /s/ Steven J. Goldstein
                                                      -----------------------
                                                      Steven J. Goldstein
                                                      Chief Financial Officer

                                   CENTURA BANKS, INC.

                                      EXHIBIT INDEX


Sequential
Exhibit                        Description of Exhibit
-------------------------------------------------------------------------------------------

3.1               Amended and Restated Articles of Incorporation of Centura Banks, Inc.

10.1              Second Amendment to the Centura Banks, Inc. Omnibus Equity
                  Compensation Plan

10.2              Form of Change of Control Agreement between Centura Banks, Inc. and
                  B. Thomas Rogers, Jr.

10.3              Form of Change of Control Agreement between Centura Banks, Inc. and
                  H. Kel Landis, III.

10.4              Form of Change of Control Agreement between Centura Banks, Inc. and
                  Scott M. Custer

10.5              Form of Change of Control Agreement between Centura Banks, Inc. and
                  Steven J. Goldstein

10.6              Employment Agreement dated July 18, 2000 between William H.
                  Wilkerson and Centura Banks, Inc.

27.1              Financial Data Schedule

27.2              Financial Data Schedule- Restated for pooling-of-interests with Triangle
                  Bancorp, Inc.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.