Form 10-Q
period 2000-09-30
CENTURA BANKS INC
filed 2000-11-14
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
                    For the quarterly period ended September 30, 2000
                                       or
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

                                 [X] Yes [ ] No

As of October 31, 2000, Centura Banks, Inc. had 39,528,502 shares of Common Stock, no par value, outstanding.

Exhibit Index on sequential page number 30.

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX
                                                                          Page
                                                                          ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets -
        September 30, 2000, September 30, 1999, and December 31, 1999      4

        Consolidated Statements of Income -
        Three and nine months ended September 30, 2000 and 1999            5

        Consolidated Statement of Shareholders' Equity -
        Nine months ended September 30, 2000                               6

        Consolidated Statements of Cash Flows -
        Nine months ended September 30, 2000 and 1999                      7

        Notes to Consolidated Financial Statements                        8-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk         27

Part II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                 29

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                          September 30,                 December 31,
                                                                     -----------------------------   ----------------
(In thousands, except share data)                                       2000            1999               1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $      318,464  $      298,249  $         356,416
Due from banks, interest-bearing                                           18,169          52,754             39,279
Federal funds sold                                                         12,613           9,571             28,686
Investment securities:
  Available for sale (cost of $2,556,836, $2,722,569
     and $2,794,678, respectively)                                      2,536,545       2,670,923          2,727,514
  Held to maturity (fair value of  $49,783,
     $122,049 and $114,521, respectively)                                  49,425         121,286            114,574
Loans                                                                   7,688,712       7,322,504          7,442,238
  Less allowance for loan losses                                          104,036          93,701             95,500
---------------------------------------------------------------------------------------------------------------------
    Net loans                                                           7,584,676       7,228,803          7,346,738
Mortgage loans held for sale                                               59,207          70,682             86,532
Bank premises and equipment                                               148,396         159,008            159,300
Other assets                                                              661,550         561,515            527,643
---------------------------------------------------------------------------------------------------------------------
Total assets                                                       $   11,389,045  $   11,172,791  $      11,386,682
=====================================================================================================================

LIABILITIES
Deposits:
  Demand, noninterest-bearing                                      $    1,136,869  $    1,181,071  $       1,136,119
  Interest-bearing                                                      5,818,627       5,779,330          5,882,744
  Time deposits over $100                                                 738,732         824,896            878,189
---------------------------------------------------------------------------------------------------------------------
    Total deposits                                                      7,694,228       7,785,297          7,897,052
Borrowed funds                                                          1,591,983       1,453,826          1,601,238
Long-term debt                                                          1,039,837         930,556            904,354
Other liabilities                                                         143,903         136,379            124,303
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                      10,469,951      10,306,058         10,526,947

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                                     -               -                 -
Common stock, no par value,
    100,000,000 shares authorized; shares issued
    and outstanding of 39,878,329; 39,859,180;
    and 39,496,410, respectively                                          289,906         299,977            278,689
Common stock acquired by ESOP                                                   -             (43)               (28)
Retained earnings                                                         647,049         599,754            623,870
Unearned compensation                                                      (4,450)              -                  -
Accumulated other comprehensive loss                                      (13,411)        (32,955)           (42,796)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                919,094         866,733            859,735
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $   11,389,045  $   11,172,791  $      11,386,682
=====================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                    September 30,
                                                                     ----------------------------        ------------------------
(In thousands, except share and per share data)                        2000              1999               2000            1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                            $     181,580    $      160,434    $     524,533    $    468,758
Investment securities:
  Taxable                                                               43,281            40,499          127,124         116,576
  Tax-exempt                                                               555             1,409            2,409           4,354
Short-term investments                                                     665               738            2,584           1,702
Mortgage loans held for sale                                             1,463             1,667            4,044           6,404
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                  227,544           204,747          660,694         597,794
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                80,132            67,436          228,331         198,158
Borrowed funds                                                          25,784            17,019           71,474          50,231
Long-term debt                                                          17,393            13,685           48,330          37,722
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 123,309            98,140          348,135         286,111
----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                    104,235           106,607          312,559         311,683
Provision for loan losses                                                6,960            16,006           24,855          31,934
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     97,275            90,601          287,704         279,749

NONINTEREST INCOME
Service charges on deposit accounts                                     15,723            16,251           47,071          47,175
Credit card and related fees                                             2,603             2,816            6,724           6,673
Other service charges, commissions and fees                              9,183             9,532           29,120          28,746
Fees for trust services                                                  2,549             2,586            8,058           7,768
Mortgage income                                                         17,912             7,594           27,160          21,696
Gain on sale of subsidiary                                                   -             4,893                -           4,893
Other noninterest income                                                 5,314             4,342           21,128          16,559
Securities losses, net                                                 (13,068)           (1,633)         (36,873)           (623)
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                40,216            46,381          102,388         132,887

NONINTEREST EXPENSE
Personnel                                                               45,016            43,631          132,492         129,809
Occupancy                                                                6,112             6,213           18,343          18,554
Equipment                                                                6,255             7,020           18,284          21,091
Foreclosed real estate losses and related
   operating expense                                                       409               615            1,515           1,338
Merger-related and other significant charges                                 -                 -           28,516           6,858
Other operating                                                         27,625            31,036           89,183          91,717
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                               85,417            88,515          288,333         269,367
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              52,074            48,467          101,759         143,269
Income taxes                                                            18,071            16,514           38,798          48,481
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $      34,003    $       31,953    $      62,961    $     94,788
==================================================================================================================================

NET INCOME PER COMMON SHARE
Basic                                                            $        0.85    $         0.80    $        1.58    $       2.38
Diluted                                                                   0.85              0.79             1.57            2.34
==================================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                               39,896,138        39,798,446       39,760,138      39,789,052
Diluted                                                             40,094,135        40,397,894       40,033,407      40,473,206
==================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES

Nine months ended September 30, 2000

                                                                          Common
                                                     Common Stock          Stock
                                           ---------------------------    Acquired    Retained    Unearned
                                               Shares          Amount     by ESOP     Earnings    Compensation
                                           ---------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 1999                   39,496,410   $    278,689  $    (28)   $    623,870     $ -
Comprehensive Income:
     Net income                                       -            -          -           62,961       -
     Change in unrealized gains/losses on
         securities, net of tax                       -            -          -            -           -


           Comprehensive Income                       -            -          -            -           -
Common stock issued:
     Stock option plans and stock awards        274,907          4,579        -            -           -
     Restricted stock, net                      128,003          5,291        -            -        (4,450)
Repurchases of common stock                     (36,000)        (1,361)
Cash dividends declared, $1.00 per share              -           -           -        (39,797)        -
Other                                            15,009          2,708       28             15         -
                                           ---------------------------------------------------------------------
Balance, September 30, 2000                  39,878,329   $    289,906   $     -   $   647,049    $ (4,450)
                                           =====================================================================


                                                          Accumulated Other
                                                    Comprehensive Income (Loss)
                                             -------------------------------------------
                                                 Unrealized Gains/       Minimum          Total
                                              (Losses) on Securities     Pension      Shareholders'
                                                  Available for Sale     Liability        Equity
                                           ----------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 1999                    $ (42,794)              $ (2)  $         859,735
Comprehensive Income:
     Net income                                    -                  -                 62,961
     Change in unrealized gains/losses on
         securities, net of tax                  29,385               -                 29,385
                                                                                     ------------
           Comprehensive Income                    -                  -                 92,346
Common stock issued:
     Stock option plans and stock awards           -                  -                  4,579
     Restricted stock, net                         -                  -                    841
Repurchases of common stock                                                             (1,361)
Cash dividends declared, $1.00 per share           -                  -                (39,797)
Other                                              -                  -                   2,751
                                           ----------------------------------------------------------
Balance, September 30, 2000                   $ (13,409)              $ (2)  $          919,094
                                           ==========================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries

                                                                                                    For the Nine Months Ended
                                                                                                          September 30,
(Dollars in thousands)                                                                               2000             1999
                                                                                                   --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $       62,961    $    94,788
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                         24,855         31,934
       Depreciation on assets under operating leases                                                      5,614         11,247
       Depreciation and amortization, excluding depreciation on assets under operating leases            30,397         35,732
       Deferred income tax (benefit) expense                                                               (552)         6,436
       Loan fees deferred, net                                                                              717          2,488
       Bond discount accretion and premium amortization, net                                               (815)         4,331
       Losses on sales of investment securities                                                          36,873            623
       Gain on sales of equipment under lease                                                                 -         (2,821)
       Write-off of fixed assets                                                                          2,573              -
       Gain on sale of subsidiary                                                                             -         (4,893)
       Gain on sale of mortgage servicing rights                                                        (14,776)        (3,392)
       Proceeds from sales of mortgage loans held for sale                                              308,376        742,524
       Originations, net of principal repayments, of mortgage loans held for sale                      (326,205)      (653,223)
       Decrease in accrued interest receivable                                                          (12,588)        (2,244)
       Increase in accrued interest payable                                                               4,448            239
       Net change in other assets and other liabilities                                                 (21,982)       (79,045)
                                                                                                   -------------     ----------
            Net cash provided by operating activities                                                    99,896        184,724
                                                                                                   -------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                                  (225,266)      (282,614)
Purchases of:
       Securities available for sale                                                                 (1,133,636)      (848,275)
       Securities held to maturity                                                                            -        (26,777)
       Premises and equipment                                                                           (24,385)       (15,464)
       Other                                                                                            (80,000)       (20,000)
Proceeds from:
       Sales of securities available for sale                                                         1,122,346        181,086
       Maturities and issuer calls of securities available for sale                                     267,638        494,943
       Maturities and issuer calls of securities held to maturity                                        10,584         62,633
       Sales of foreclosed real estate                                                                    6,809          7,446
       Dispositions of premises and equipment                                                            11,793          5,595
       Dispositions of equipment used in leasing activities                                                   -          7,369
       Cash received from sale of mortgage servicing rights                                              13,417          8,295
       Other                                                                                                  -            542
Cash acquired, net of cash paid, in mergers and acquisitions                                            107,146          3,105
                                                                                                   -------------     ----------
       Net cash provided/(used) by investing activities                                                  76,446       (422,116)
                                                                                                   -------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                                    (341,154)        43,925
Net decrease in borrowed funds                                                                           (9,255)       (10,794)
Proceeds from issuance of long-term debt                                                                485,500        253,637
Repayment of long-term debt                                                                            (349,989)       (57,253)
Cash dividends paid                                                                                     (39,797)       (33,045)
Proceeds from issuance of common stock, net                                                               4,579          4,860
Repurchases of common stock                                                                              (1,361)        (9,738)
                                                                                                   -------------     ----------
       Net cash (used)/provided by financing activities                                                (251,477)       191,592
                                                                                                   -------------     ----------

Decrease in cash and cash equivalents                                                                   (75,135)       (45,800)

Cash and cash equivalents at January 1                                                                  424,381        406,374
                                                                                                   -------------     ----------
Cash and cash equivalents at September 30                                                        $      349,246    $   360,574
                                                                                                   =============     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:
       Interest                                                                                  $      343,687    $   285,872
       Income taxes                                                                                      28,544         19,226
Noncash transactions:
       Stock issued in purchase acquisitions and other stock issuances, net                               8,102         12,563
       Change in unrealized securities gains (losses), net                                               46,873        (65,544)
       Income tax benefit from exercise of employee stock options                                         1,539          1,303
       Loans transferred to foreclosed property                                                           6,910          5,510
                                                                                                   =============     ==========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company. Centura Bank also has various wholly-owned subsidiaries. During the third quarter, Centura Card Bank, a Georgia-based entity, was established as a subsidiary of the Bank. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Centura's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

Note 2:  Mergers and Acquisitions

         The following table summarizes activity for merger-related charges through September 30, 2000 related to the first quarter 2000 merger with Triangle Bancorp, Inc. and the first quarter 1999 merger with First Coastal Bankshares, Inc.:

------------------------------------------- ------------- -------------- ------------- ------------- -----------
                                              Initial       Liability     Liability       Amount
                                              accrued        balance       accrued     utilized in    Remaining
(in thousands)                               liability      12/31/99       in 2000*        2000        Balance
------------------------------------------- ------------- -------------- ------------- ------------- -----------
Severance, change in control and            $  770        $   424        $ 7,582       $ 7,027       $  979
other employee-related costs
Write-off of unrealizable assets             1,259            200            634           834           --
Non-employee related contract terminations   2,071            317          1,483           850          950
Professional costs                           1,683             --         10,122        10,122           --
Other merger-related charges                 1,075             --          7,022         6,004        1,018
------------------------------------------- ------------- -------------- ------------- ------------- -----------
Merger-related charges                      $6,858        $   941        $26,843       $ 24,837      $2,947
=========================================== ============= ============== ============= ============= ===========

* Does not include $1.7 million for fixed asset write-offs incurred as a result of the unexpected Hannaford in-store closings.

         On September 21, 2000, Centura purchased four branches from Wachovia Corporation, enhancing Centura's presence in western North Carolina, a growing market. Centura assumed approximately $5.9 million in loans and $138.3 million in deposits. Goodwill and core deposit premiums of approximately $21.6 million were recorded as a result of the acquisition.

Note 3:  Net Income Per Share

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 273,269 shares and 684,154 shares for the nine months ended September 30, 2000 and 1999, respectively.

Note 4:  Commitments and Contingencies

         Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina, which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. They allege that Centura Bank breached its duties and committed other violations of law as depository of substantial sums of money allegedly converted by the personal and financial advisors of the owners of such money and in connection with the creation of charitable trusts established with a portion of the funds. No claim for a specific amount of monetary damages was made in the cases until 1999. Plaintiffs seek compensatory, punitive or treble damages in amounts that are material to Centura and its subsidiaries taken as a whole.

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

         In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law. Plaintiffs seek specific performance or recovery of money damages in an amount that is material to Centura and its subsidiaries taken as a whole.

         By consent of the parties, the 1999 Case has been consolidated with the Staton Cases and the PIPM Case for pretrial purposes. Although Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in each of the Staton Cases, the 1999 Case and the PIPM Case, and Centura Bank intends to defend each case vigorously, no assurance can be given regarding the risk or range of possible loss, if any.

         Various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries, taken as a whole.

Note 5:  Segment Information

         Refer to Centura's Annual Report on Form 10-K for the year ended December 31, 1999 for information with respect to Centura's policies for defining and accounting for its segments. Financial information by segment for the three months ended September 30, 2000 and 1999 is as follows:

                                                                          2000
                                    ---------------------------------------------------------------------------------
(In thousands)                        Retail      Treasury      Other        Total       Adjustments    Consolidated
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Interest income                     $  160,835   $   57,235  $  7,060     $   225,130   $  2,414 (A)    $   227,544
Interest expense                        81,257       35,370       909         117,536      5,773 (A)        123,309
Funds transfer pricing allocation       14,303     (17,400)    (3,044)         (6,141)     6,141 (B)            ---
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income                     93,881        4,465     3,107         101,453      2,782            104,235
Provision for loan losses                4,766          ---     1,427           6,193        767 (C)          6,960
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income after
    provision for loan losses           89,115        4,465     1,680          95,260      2,015             97,275
Noninterest income                      30,711          257    13,676          44,644     (4,428)(A)         40,216
Noninterest expense                     67,842        2,560     8,789          79,191      6,226 (A)         85,417
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Income before income taxes              51,984        2,162     6,567          60,713     (8,639)            52,074
Income tax expense/(benefit)             8,290      (1,369)     5,969          12,890      5,181 (C)         18,071
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net income                          $   43,694   $    3,531  $    598     $    47,823   $(13,820)       $    34,003
=================================== ============ =========== ============ ============= =============== =============

Period-end assets                   $6,861,366   $3,183,855  $225,256     $10,270,477  $1,118,568(D)   $ 11,389,045


                                                                          1999
                                    ---------------------------------------------------------------------------------
(In thousands)                        Retail      Treasury      Other        Total       Adjustments    Consolidated
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------

Interest income                     $  138,863   $   52,926  $ 10,228     $   202,017  $   2,730 (A)   $    204,747

Interest expense                        69,840       25,147     1,030          96,017      2,123 (A)         98,140
Funds transfer pricing allocation       17,284     (17,618)   (5,112)          (5,446)     5,446 (B)            ---
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income                     86,307       10,161     4,086         100,554      6,053            106,607
Provision for loan losses               17,859          ---       616          18,475     (2,469)(C)         16,006
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net interest income after
    provision for loan losses           68,448       10,161     3,470          82,079      8,522             90,601
Noninterest income                      29,903          477    14,056          44,436      1,945 (A)         46,381
Noninterest expense                     67,718        5,556     9,940          83,214      5,301 (A)         88,515
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Income before income taxes              30,633        5,082     7,586          43,301      5,166             48,467
Income tax expense                       8,635        1,501     2,232          12,368      4,146 (C)         16,514
----------------------------------- ------------ ----------- ------------ ------------- --------------- -------------
Net income                          $   21,998   $    3,581  $  5,354     $    30,933  $   1,020       $     31,953
=================================== ============ =========== ============ ============= =============== =============

Period-end assets                   $6,550,569   $3,275,268  $383,623     $10,209,460  $ 963,331 (D)   $ 11,172,791

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

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 2000

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         A number of the statements in this Form 10-Q concerning Centura Banks, Inc. ("Centura" or the "Company") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust and NCS Mortgage Lending Company ("NCS"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements involve significant risks and uncertainties and are subject to change based on various factors, many of which are beyond Centura's control. Factors that might cause such a difference include, but are not limited to (i) customer and deposit attrition, or loss of revenue, following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate environment may reduce margins; (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; and (viii) other risks and factors identified in Centura's filings with the Securities and Exchange Commission and other regulatory bodies.

         Centura cautions that the foregoing list of important factors is not exclusive. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in Centura's current and subsequent filings with the Securities and Exchange Commission. Centura does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Centura.

GENERAL

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. Through Centura Bank and its subsidiaries, Centura seeks to not only become the primary provider of financial services for each of its customers but to also deliver the services through convenient channels including more than 245 full-service financial offices and Centura Highway, Centura's multifaceted customer access system that includes telephone banking, an extensive ATM network, PC banking, on-line bill payment and a suite of Internet products and services.

         Centura's common stock is traded on the New York Stock Exchange under the symbol "CBC." Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

EARNINGS SUMMARY

         Net income for the nine months ended September 30, 2000 totaled $98.7 million or $2.46 per diluted share, excluding merger-related and other significant charges of $50.7 million incurred principally as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle"). Included in these charges were merger-related charges of $26.9 million, $22.1 million in losses on securities sales incurred as a result of restructuring Triangle's investment portfolio and $1.7 million of fixed asset write-offs resulting from the unexpected Hannaford in-store closings. Net income for the comparable period in 1999 was $100.8 million or $2.49 per diluted share, excluding merger-related charges of $8.4 million incurred in connection with the combination of First Coastal Bankshares, Inc. ("First Coastal") and Centura on March 26, 1999. Including merger-related and other significant charges, net income and diluted earnings per share were $63.0 million and $1.57, respectively, for the nine months ended September 30, 2000, compared with $94.8 million and $2.34, respectively, for the comparable 1999 period. Other key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, consisting primarily of loans and investment securities, averaged $10.3 billion for the nine months ended September 30, 2000, an increase of $238.8 million or 2.4 percent over the average balance for the first nine months of 1999. Growth in the commercial and variable consumer loan portfolios accounted for the majority of the increase. This increase was slightly offset by decreases in the leasing portfolio and mortgage loans held for sale.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.7 billion, up $246.5 million or 3.3 percent over the 1999 year-end balance. Activity in the loan portfolio through September 30, 2000 reflects required divestitures of approximately $74.5 million divested in connection with the merger with Triangle as well as the September 2000 acquisition of $5.9 million in loans from Wachovia Corporation.

         On average, the loan portfolio grew 4.8 percent to average $7.6 billion for the first nine months of 2000 compared with $7.2 billion averaged for the same period in 1999. Excluding the impact of the above mentioned acquisitions and divestitures, the loan portfolio grew 6.4 percent on average. Table 1 provides a summary of the loan portfolio and mix percentages as of September 30, 2000, September 30, 1999 and December 31, 1999. Average loan growth was driven primarily by volume generated in the commercial and consumer loan portfolios. On average, commercial loans increased $271.6 million between the two nine-month periods while consumer loans (equity lines, installment loans, and other credit line loans) were higher, on average, by $222.6 million. The leasing portfolio, on average, declined $162.7 million, driven by the continued decreased emphasis on the product, normal amortization and payoffs.

         Taxable equivalent interest income earned on the loan portfolio for the nine months ended September 30, 2000 and 1999 totaled $525.6 million and $469.9 million, respectively. The growth in interest income on loans was driven mainly by rate variances, which drove $33.8 million of the increase while volume variances generated $21.9 million. Overall, the loan portfolio yielded 9.17 percent for the first nine months of 2000 compared with 8.62 percent for the first nine months of 1999 and 8.75 percent for 1999's full year.

Investment Securities

         The investment portfolio provides Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. At September 30, 2000 and December 31, 1999, investment securities totaled $2.6 billion and $2.8 billion, respectively. For the nine months ended September 30, 2000, the investment portfolio averaged $2.6 billion, declining 2.8 percent from the comparable period for 1999.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. The fair value of the AFS portfolio at September 30, 2000 was $2.5 billion and included unrealized losses of $20.3 million. This compares with the December 31, 1999 fair value of $2.7 billion and $67.2 million in unrealized losses. The decline in unrealized losses was mainly due to restructuring of the AFS investment portfolio during the first three quarters of 2000 and favorable interest rate movements. In the second quarter of 2000, Centura incurred losses of $22.1 million related to the restructuring of Triangle's investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura. In the third quarter, Centura performed a second restructuring which resulted in realizing losses totaling $13.1 million.

         The held to maturity ("HTM") investment portfolio declined $65.1 million between December 31, 1999 and September 30, 2000 to total $49.4 million for the current period-end. This decline primarily resulted from scheduled maturities in the portfolio and management's election under Statement of Financial Accounting Standards No. 115 ("SFAS 115") to transfer $55.4 million from the HTM portfolio acquired with the Triangle merger to the AFS portfolio. Unrealized losses on the transferred securities of $708,000 were recorded as a separate component of shareholders' equity on the date of transfer.

FUNDING SOURCES

         Funding sources include deposits, short-term borrowings and long-term debt. Funding sources averaged $10.2 billion for the nine-month period ended September 30, 2000, increasing $281.8 million over the $10.0 billion averaged for the nine months ended September 30, 1999.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.7 billion compared with $7.9 billion and $7.8 billion at December 31, 1999 and September 30, 1999, respectively. For the nine months ended September 30, 2000 and 1999, total deposits remained relatively unchanged, averaging $7.7 billion. The deposit portfolio balance was impacted by divestitures totaling approximately $307.0 million that occurred in February and April 2000, divested in response to regulatory requirements associated with the Triangle merger. Also impacting the deposit balance was the assumption of $138.3 million in deposits from Wachovia Corporation, completed in September 2000.

         Table 2 details average balances for the deposit portfolio and the mix of deposits for the nine months ended September 30, 2000 and 1999. On average, money market accounts grew $117.4 million or 7.4 percent. This growth was partially offset by declines in savings and transaction accounts of $91.6 million and $83.1 million, respectively. Total interest paid on deposits and the cost of funds on deposits for the nine months ended September 30, 2000 and 1999, influenced by changes in the portfolio mix and the interest rate environment, were $228.3 million and 4.66 percent compared with $198.2 million and 4.03 percent, respectively. As shown in Table 8, the increase of $30.2 million in interest expense paid on deposits between periods was driven principally by rate variances, which increased expense by $27.8 million, followed by volume variances which contributed $2.4 million to expense.

Other Funding Sources

         Management continues to utilize alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds averaged $1.6 billion for the nine months ended September 30, 2000, an increase of $180.0 million over the same period for 1999. Period-end short-term borrowings also totaled $1.6 billion at September 30, 2000 compared to $1.6 billion and $1.5 billion at December 31, 1999 and September 30, 1999, respectively. The growth in average short-term borrowings principally stems from loan growth modestly exceeding deposit growth. As a result, there was an increase in the usage of repurchase agreements, whose average balance grew $94.8 million between periods, followed by an increase of $56.1 million in the average balance for Federal funds purchased. The cost of funds for short-term debt increased 122 basis points to 5.98 percent when comparing the first nine months of 2000 with the first nine months of 1999, a result of rising interest rates. From a rate/volume perspective, as shown in Table 8, changes in the rate environment accounted for $14.2 million of the $21.2 million increase in short-term borrowing expense followed by volume variances which contributed $7.1 million.

         Long-term debt consists predominantly of FHLB advances, capital securities and subordinated bank notes and averaged $1.0 billion for the period ended September 30, 2000 compared with $852.0 million averaged in the prior year. As with short-term borrowed funds, the increase was a result of loan growth modestly exceeding deposit growth. As of September 30, 2000 and 1999, long-term debt was $1.0 billion and $930.6 million, respectively. The increase was mainly driven by additional FHLB borrowings, which were up $109.0 million over the prior year. The cost of funds for long term debt increased 51 basis points to 6.35 percent for year-to-date 2000 compared with 5.84 percent for year-to-date 1999. The increase in cost of funds on long-term debt is attributable to repricing variable rate debt combined with rising interest rates. From a rate/volume perspective, as shown in Table 8, volume variances contributed $7.0 million to the $10.6 million increase in long term borrowing expense followed by changes in the rate environment which accounted for $3.6 million.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the nine months ended September 30, 2000 and 1999 was $312.6 million and $311.7 million, respectively. On a taxable equivalent basis, net interest income declined $698,000 to total $320.1 million for the nine months ended September 30, 2000 compared to $320.8 million earned in the prior year. As shown in Table 8, the decrease in net interest income, taxable equivalent, was driven by rate variances which created a $1.2 million decrease. This decrease was partially offset by a $504,000 favorable volume variance.

         The net interest margin, taxable equivalent, for year-to-date 2000 was
4.08 percent compared with 4.22 percent for 1999. Pressure on the net interest margin largely resulted from Centura's liability sensitive balance sheet configuration, gradual changes in the deposit mix, including the Triangle deposit divestitures, targeted retail deposit product pricing to ensure retention of Triangle's high value customers and Centura's investment in bank-owned life insurance. The margin for 2000 was also unfavorably impacted by the fourth quarter 1999 share repurchase program.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of September 30, 2000 and December 31, 1999, the AFLL was $104.0 million and $95.5 million, respectively, or 1.35 percent and 1.28 percent, respectively, of total loans outstanding. The AFLL continues to adequately cover nonperforming loans ("NPL's"), providing coverage at 2.14 times and 3.25 times the nonperforming loan balance at September 30, 2000 and December 31, 1999, respectively.

         Total nonperforming assets ("NPA's"), including NPL's and foreclosed properties, were $54.6 million at September 30, 2000 representing an $18.8 million increase over prior year which was driven by an increase in commercial and industrial and loans secured by real estate, with no concentration in any one industry. As a percentage of total assets, NPA's were 0.48 percent at September 30, 2000 and 0.31 percent at December 31, 1999.

         Excluding the impact of the $11.8 million charge-off in 1999 for Pluma, Inc., an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear, net charge-offs declined $2.1 million between comparable periods totaling $16.3 million and $18.4 million for the nine months ended September 30, 2000 and 1999, respectively. Net charge-offs, including Pluma, were $30.2 million for the nine months September 30, 1999. Net charge-offs to average loans were 0.29 percent and 0.34 percent for year-to-date September 30, 2000 and 1999, respectively, excluding Pluma. With the Pluma charge-off, net charge-offs to average loans were 0.56 percent for the nine months ended September 30, 1999. Commercial and industrial net charge-offs, excluding Pluma, accounted for the majority of the decline, decreasing $4.7 million between periods. Also contributing to the overall decrease in net charge-offs was an increase in recoveries of $2.1 million between periods, primarily due to receiving a recovery of $1.3 million in the first quarter of 2000 related to the Pluma credit. The remaining difference in the net charge-off change was spread across the various loan categories.

         The provision for loan losses included in the year-to-date 2000 results of operations totaled $24.9 million compared with $31.9 million recorded in 1999. The decrease in the provision was mainly due to recording $8.9 million in expense in 1999 as a result of losses related to Pluma. The amount provided for in 2000 includes $5.0 million of additional loan loss provision recorded in order to align the credit risk management methodologies of Triangle with those of Centura. Similarly, of the amount recorded in 1999, $1.5 million of additional provision was recorded as a result of the merger with First Coastal.

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

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $40.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan. See "Cautionary Note Regarding Forward-Looking Statements."

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the nine months ended September 30, 2000, excluding gains and losses on sales of investment securities, totaled $139.3 million, up $5.8 million from the $133.5 million earned for the nine months ended September 30, 1999. As a percentage on total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income), noninterest income, before securities gains and losses, was 30.3 percent and 29.4 percent for year-to-date 2000 and 1999, respectively. Sales of investment securities resulted in net realized losses of $36.9 million for 2000 compared with net realized losses of $623,000 for 1999. The increase in realized losses was mainly the result of restructuring both the Triangle and Centura investment portfolios. In the second quarter of 2000, Centura incurred losses of $22.1 million related to the restructuring of the Triangle portfolio. During the third quarter of 2000, Centura restructured portions of its own investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities which resulted in realized losses of $13.1 million.

         Service charges on deposit accounts, comprising approximately 33.8 percent of noninterest income before gains and losses on sales of investment securities, represents Centura's largest source of noninterest income. Service charges on deposits remained flat between periods despite divesting approximately 18 percent of Triangle's deposit base. Mortgage income for the nine months ended September 30, 2000 was $27.2 million compared to $21.7 million earned in 1999. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. Mortgage loan sale income increased $8.3 million, principally the result of recognizing a $13.1 million net gain on the sale of approximately $2.1 billion or 85 percent of Centura's mortgage servicing portfolio. NCS, purchased in the first quarter of 2000, contributed an additional $2.2 million in mortgage loan sale income. Included in 1999's loan sale income were gains as a result of balance sheet restructuring totaling $2.2 million and gains of $3.4 million related to the sale of the Ginnie Mae servicing portfolio. Mortgage loan origination fees earned year-to-date 2000, unfavorably affected by lower origination volume, declined $4.6 million when compared to year-to-date 1999.

         Included in current period other noninterest income are gains of $10.2 million received on the sale of branches required by the Federal Reserve and Department of Justice to be divested as a result of the merger with Triangle. Mitigating this gain were approximately $4.9 million of write-downs and losses on investments classified in other assets and losses on sales of securities from the investment portfolio, other than those losses associated with the Triangle investment portfolio restructuring. Also impacting other noninterest income was the sale of CLG in 1999, which resulted in a decline in revenues of approximately $2.5 million that CLG generated from its miscellaneous leasing activities. The gain on sale of CLG in the prior year, a component of other noninterest income, generated a gain of $4.9 million. Operating lease income, directly impacted by the third quarter 1999 sale of CLG, Inc. ("CLG"), Centura's former technology leasing subsidiary, declined $3.6 million between 1999 and 2000.

         Excluding merger-related and other significant charges of $28.5 million and $6.9 million for the nine months ended September 30, 2000 and 1999, respectively, noninterest expenses declined $2.7 million or 1.0 percent. Personnel related expenses rose $2.7 million. Included in 2000's personnel costs are incremental salary expenses related to the addition of the newly acquired NCS employees, the filling of previously vacant positions, an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution and an increase in incentive compensation accruals. Favorably impacting personnel expense in 2000 were the third quarter 1999 sale of CLG, and efficiencies realized from the merger with Triangle. Professional fees, which included fees totaling approximately $1.4 million paid for Year 2000 remediation during 1999, declined $912,000. Fees for outsourced services, a volume driven expense, rose $1.3 million while losses other than loans also increased, rising $720,000. Marketing and equipment expenses declined $1.9 million and $2.8 million, respectively. The remaining difference was spread across various other noninterest expense categories.

INCOME TAX EXPENSE

         Income tax expense recorded for the nine months ended September 30, 2000 was $38.8 million compared to $48.5 million in the prior year period. For the nine months ended September 30, 2000, the effective tax rate was 38.13 percent, impacted by certain merger-related charges which were not tax deductible. This compares with an effective tax rate of 33.84 percent for the nine months ended September 30, 1999.

EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of September 30, 2000 was $919.1 million compared to $859.7 million at December 31, 1999. The change in equity between the two periods was influenced by the retention of earnings, the exercise of stock options, share repurchases, and changes in unrealized gains or losses on AFS securities. Also impacting the equity balance was the payment of dividends to shareholders which totaled $39.8 million for the first nine months of 2000 compared with $33.0 million paid for the same period in 1999. Unrealized losses on available for sale securities, net of tax, were $13.4 million and $33.0 million at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000 and December 31, 1999, the ratio of shareholders' equity to period-end assets was 8.07 percent and 7.55 percent, respectively. During the third quarter of 2000, Centura's Board of Directors authorized a share repurchase program of up to 1.5 million shares of Centura common stock, with the total purchase price not to exceed $67.5 million. As of September 30, 2000, Centura repurchased 36,000 shares for a price of $1.4 million. Subsequent to September 30, 2000 and through the date of this filing, Centura repurchased an additional 351,500 shares for a price of $12.8 million.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At September 30, 2000, Centura had the required capital levels to qualify as well capitalized with total capital of $1.1 billion and Tier 1 capital of $910.2 million. See Table 6 for a summary of Centura's capital ratios.

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

         Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from adverse repricing effects in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from adverse repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 7, "Off-Balance Sheet Derivative Financial Instruments," summarizes Centura's off-balance sheet derivative financial positions at September 30, 2000. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently. Centura does not use derivative instruments in a speculative manner.

SUMMARY RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net income was $34.0 million or $0.85 per diluted share for the quarter ended September 30, 2000 compared to $32.0 million or $0.79 per diluted share earned during the third quarter of 1999. For third quarter 2000, the return on average assets and average equity were 1.20 percent and 15.00 percent respectively, compared with third quarter 1999 ratios of 1.15 percent and 14.58 percent, respectively.

         Comparing current year and prior year third quarters, the net interest margin fell 19 basis points to 4.06 percent. Pressure on the net interest margin largely resulted from Centura's liability sensitive balance sheet configuration, gradual changes in the deposit mix, including the Triangle deposit divestitures, targeted retail deposit product pricing to ensure retention of Triangle's high value customers and Centura's investment in bank-owned life insurance. The margin for 2000 was also unfavorably impacted by the fourth quarter 1999 share repurchase program.

         Net charge-offs for the third quarter of 2000 were $6.2 million or 0.32 percent of average loans compared with third quarter 1999 net charge-offs of $18.0 million, representing 0.98 percent of average loans. Excluding the aforementioned charge-off for Pluma of $11.8 million, net charge-offs to average loans would have been 0.34 percent for the quarter ended September 30, 1999. Commercial and industrial net charge-offs declined approximately $13.4 million between comparable quarters, mainly the result of the Pluma charge-off. Offsetting this decline were increases in net charge-offs in the leasing, credit card, and loans secured by real estate portfolios. The provision for loan losses decreased $9.0 million between comparable periods, resulting in total provision expense of $7.0 million for the third quarter of 2000. The decrease was primarily the result of the recognition of additional provision expense during the third quarter of 1999 in anticipation of losses related to the Pluma credit.

         Noninterest income, before securities losses, increased $5.3 million to total $53.3 million for the quarter ended September 30, 2000 as compared to $48.0 million earned for the quarter ended September 30, 1999. The growth in noninterest income was driven by an increase of $10.3 million in mortgage income, reflecting a $13.1 million net gain on the sale of Centura's mortgage servicing portfolio. During the third quarter of 2000, Centura sold approximately $2.1 billion or 85 percent of its mortgage servicing portfolio. Excluding the gain on sale of servicing in 2000 and the 1999 $3.4 million gain on sale of Ginnie Mae mortgage servicing rights, mortgage income between quarters was up approximately $600,000. Leasing income was down $1.3 million between quarters, largely due to the sale of CLG in the third quarter of 1999. Other noninterest income, also impacted by the CLG sale, declined $2.6 million between quarters as 1999 reflected the $4.9 million gain on sale of CLG. Other noninterest income in the current period also reflects an increase of $2.1 million in income recorded for the increase in the cash surrender value of life insurance policies.

         Losses on sales of securities for third quarter 2000 were up $11.4 million over third quarter 1999 to total $13.1 million. During the third quarter of 2000, Centura restructured portions of its investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities.

         Noninterest expenses totaled $85.4 million and $88.5 million for the quarters ended September 30, 2000 and 1999, respectively. The decline between comparable periods was generally experienced across all categories with the greatest savings in equipment, marketing and office supplies expenses, declining $765,000, $866,000, and $681,000, respectively. Personnel expenses were up $1.4 million quarter to quarter, reflecting incremental costs related to the addition of the newly acquired NCS employees, the filling of previously vacant positions, an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution and an increase in incentive compensation accruals. Favorably impacting third quarter 2000 personnel expenses were the sale of CLG in 1999 and efficiencies realized from the merger with Triangle.

OUTLOOK FOR FUTURE PERIODS

         The primary drivers for the 2001 financial results are: 1) loan growth in the range of 5% to 7%, 2) deposit growth in the range of 2% to 3%, 3) a net interest margin that is fairly stable and comparable to current levels, 4) noninterest income and expense growth in the range of 4% to 6%, and 5) net charge-offs as a percentage of average loans ranging between 30 bps and 35 bps. Strong asset quality, revenue growth and an improved efficiency ratio will remain a management focus. As a follower of EVA, Centura will continue to aggressively manage its capital levels as evidenced by the share repurchase program announced September 26, 2000 and, accordingly, such capital management programs may result in slight downward pressure on the net interest margin. In light of current market conditions, Centura may consider additional repositioning of its investment portfolio during the fourth quarter.


CURRENT ACCOUNTING ISSUES

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and accordingly, Centura is required to adopt SFAS 133 on January 1, 2001.

         SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For hedge transactions of net investments in foreign operations, changes in fair value of the derivative instrument will be recorded in the cumulative translation adjustment account within equity. The ineffective portion of all hedges will be recognized in current period earnings. For derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, they will be accounted for at fair value with changes in fair value recorded in the income statement.

          Had Centura adopted SFAS 133 on October 1, 2000, Centura estimates that the net of tax, cumulative effect transition adjustment would be immaterial. Any transition adjustment recorded would result from recognizing upon adoption of SFAS 133 the fair values of hedged items and the related hedges. Also impacting the transition adjustment are other risk management instruments that Centura does not plan to designate as hedges under SFAS 133 or which do not meet the SFAS 133 hedge criteria. These instruments will be recorded on the balance sheet at fair value with changes in fair value recorded as part of the transition adjustment. Centura also has foreign exchange contracts in which each customer contract is covered exactly with a contract to a dealer. These contracts will be recorded on the balance sheet at fair value. The transition adjustment estimate is based on amounts, positions, and market conditions that existed at September 30, 2000. The actual impact of adopting SFAS 133 on January 1, 2001 and the resulting transition adjustment could be materially different due to changes in market conditions as well as various other discretionary factors.

         In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. Centura does not expect the adoption of SFAS 140 to have a material impact on the financial statements. Centura will adopt this statement on January 1, 2001.

TABLE 1
-----------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                              September 30, 2000              September 30, 1999             December 31, 1999
                                       --------------------------------------------------------------------------------------------
(Dollars in thousands)                  Balance          % of Total          Balance    % of Total          Balance    % of Total
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural     $2,050,025          26.7%       $1,400,184        19.1%        $1,759,546         23.6%
Commercial mortgage                         1,417,598          18.4         1,782,935        24.3          1,554,234         20.9
Real estate construction                    1,002,997          13.0           978,413        13.4            942,719         12.7
                                       -------------------------------------------------------------------------------------------
       Commercial loan portfolio            4,470,620          58.1         4,161,532        56.8          4,256,499         57.2
Consumer                                      569,565           7.4           569,799         7.8            587,590          7.9
Residential mortgage                        2,314,164          30.1         2,175,866        29.7          2,214,522         29.8
Leases                                        230,884           3.0           317,632         4.3            292,672          3.9
Other                                         103,479           1.4            97,675         1.4             90,955          1.2
----------------------------------------------------------------------------------------------------------------------------------
Total loans                                $7,688,712         100.0%       $7,322,504       100.0%        $7,442,238        100.0%
==================================================================================================================================

Residential mortgage servicing-
   Centura Portfolio                         $727,855                      $3,560,056                     $2,968,999
Residential mortgage servicing
  portfolio for others - subservicing*      2,417,255                         520,639                        184,001
==================================================================================================================================

* For the mortgage servicing rights sold in the third quarter of 2000, Centura will subservice those loans through approximately
  April of 2001.

TABLE 2
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED

                                                       September 30, 2000           September 30, 1999
                                               ----------------------------------------------------------------
(Dollars in thousands)                           Balance           % of Total       Balance         % of Total
---------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                        $ 1,118,159           14.6%   $ 1,141,089         14.8%
Interest checking                                      895,430           11.7        955,575         12.4
Money market                                         1,700,007           22.2      1,582,638         20.5
Savings                                                259,810            3.4        351,443          4.6
---------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000                 2,470,294           32.2      2,404,383         31.2
  Certificates of deposit > $100,000                   790,021           10.3        817,906         10.6
  IRA                                                  427,905            5.6        455,263          5.9
---------------------------------------------------------------------------------------------------------------
       Total time deposits                           3,688,220           48.1      3,677,552         47.7
---------------------------------------------------------------------------------------------------------------
Total average deposits                             $ 7,661,626          100.0%   $ 7,708,297        100.0%
===============================================================================================================

TABLE 3

-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                             Three months ended                             Three months ended
                                                             September 30, 2000                            September 30, 1999
                                               ------------------------------------------------------------------------------------
                                                                    Interest   Average                      Interest        Average
                                                 Average            Income/    Yield/      Average           Income/        Yield/
(Dollars in thousands)                           Balance            Expense     Rate       Balance           Expense         Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                        $       7,631,191    $  181,933    9.39%      $    7,305,302    $  160,977     8.68%
Taxable securities                                   2,606,201        45,037    6.91            2,656,452        42,437     6.39
Tax-exempt securities                                   36,465           855    9.38              112,616         2,187     7.77
Short-term investments                                  35,661           665    7.30               52,020           738     5.55
Mortgage loans held for sale                            57,411         1,463   10.19               84,870         1,667     7.86
                                               ----------------     ---------                -------------    ----------
Interest-earning assets, gross                      10,366,929       229,953    8.76           10,211,260       208,006     8.05
Net unrealized losses on
  available for sale securities                        (43,282)                                   (46,608)
Other assets, net                                      938,054                                    901,042
                                               ----------------                              -------------
    Total assets                             $      11,261,701                             $   11,065,694
                                               ================                              =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                            $         871,998    $    3,290    1.50%      $      941,605    $    2,929     1.23%
Money market                                         1,710,295        20,391    4.74            1,642,877        16,097     3.89
Savings                                                238,925           745    1.24              325,644         1,213     1.48
Time                                                 3,644,744        55,706    6.08            3,707,423        47,197     5.05
                                               ----------------     ---------                -------------    ----------
    Total interest-bearing deposits                  6,465,962        80,132    4.93            6,617,549        67,436     4.04
Borrowed funds                                       1,628,297        25,784    6.20            1,379,660        17,019     4.83
Long-term debt                                       1,020,305        17,393    6.67              900,124        13,685     5.95
                                               ----------------     ---------                -------------    ----------
Interest-bearing liabilities                         9,114,564       123,309    5.35            8,897,333        98,140     4.36
Demand, noninterest-bearing                          1,118,636                                  1,153,228
Other liabilities                                      126,305                                    145,571
Shareholders' equity                                   902,196                                    869,562
                                               ----------------                              -------------
    Total liabilities and
      shareholder's equity                   $      11,261,701                             $   11,065,694
                                               ================                              =============

Interest rate spread                                                            3.41%                                       3.69%

Net yield on interest-
    earning assets                           $      10,366,929    $  106,644    4.06%      $   10,211,260    $  109,866     4.25%
                                               ================     =========                =============    ==========

Taxable equivalent adjustment                                     $    2,409                                 $    3,259
                                                                    =========                                 ==========



TABLE 3, Continued
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                         Nine months ended                                  Nine months ended
                                                         September 30, 2000                                 September 30, 1999
                                           ----------------------------------------------------------------------------------------
                                                              Interest          Average                    Interest      Average
                                             Average           Income/           Yield/     Average        Income/        Yield/
(Dollars in thousands)                       Balance           Expense            Rate      Balance        Expense         Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                    $       7,570,230   $    525,611       9.17%       $  7,220,563    $ 469,895       8.62%
Taxable securities                               2,612,650        132,293       6.75           2,584,340      122,141       6.30
Tax-exempt securities                               58,790          3,671       8.33             114,098        6,735       7.87
Short-term investments                              61,292          2,584       5.54              45,021        1,702       4.99
Mortgage loans held for sale                        56,389          4,044       9.56             108,453        6,404       7.87
                                           ----------------   ------------                   ------------     --------
Interest-earning assets, gross                  10,359,351        668,203       8.54          10,072,475      606,877       8.00
Net unrealized losses on
  available for sale securities                    (61,388)                                      (13,340)
Other assets, net                                  929,731                                       910,406
                                           ----------------                                  ------------
    Total assets                         $      11,227,694                                  $ 10,969,541
                                           ================                                  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                        $         895,430   $      9,353       1.40%       $    955,575    $   8,537       1.19%
Money market                                     1,700,007         57,946       4.55           1,582,638       45,386       3.83
Savings                                            259,810          2,653       1.36             351,443        4,125       1.57
Time                                             3,688,220        158,379       5.74           3,677,552      140,110       5.09
                                           ----------------   ------------                   ------------     --------
    Total interest-bearing deposits              6,543,467        228,331       4.66           6,567,208      198,158       4.03
Borrowed funds                                   1,571,390         71,474       5.98           1,391,374       50,231       4.76
Long-term debt                                   1,000,389         48,330       6.35             851,970       37,722       5.84
                                           ----------------   ------------                   ------------     --------
Interest-bearing liabilities                     9,115,246        348,135       5.07           8,810,552      286,111       4.32
Demand, noninterest-bearing                      1,118,159                                     1,141,089
Other liabilities                                  116,995                                       153,141
Shareholders' equity                               877,294                                       864,759
                                           ----------------                                  ------------
    Total liabilities and
      shareholder's equity               $      11,227,694                                  $ 10,969,541
                                           ================                                  ============

Interest rate spread                                                            3.47%                                       3.68%

Net yield on interest-
    earning assets                       $      10,359,351   $    320,068       4.08%       $ 10,072,475    $ 320,766       4.22%
                                           ================   ============                   ============     ========

Taxable equivalent adjustment                                $      7,509                                   $   9,083
                                                              ============                                    =========


Table 4

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                At and for the nine months              At and for the year ended
                                                                   ended September 30,                     ended December 31,
                                                         --------------------------------------------------------------------------
(Dollars in thousands)                                               2000                  1999                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                   $ 95,500              $ 91,894               $ 91,894
Allowance related to loans sold and subsidiary sale                       -                  (556)                  (556)
Allowance for acquired loans                                              -                   605                    605
Provision for loan losses                                            24,855                31,934                 40,828
Loans charged off                                                   (20,982)              (32,742)               (41,044)
Recoveries on loans previously charged off                            4,663                 2,566                  3,773
-----------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                                  (16,319)              (30,176)               (37,271)
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                        $ 104,036              $ 93,701               $ 95,500
===================================================================================================================================

Loans at period-end                                             $ 7,688,712           $ 7,322,504             $7,442,238
Average loans                                                     7,570,230             7,220,563              7,258,979
Nonperforming loans                                                  48,631                41,577                 29,415

Allowance for loan losses to total loans                               1.35%                 1.28%                 1.28%
Net charge-offs to average loans                                       0.29                  0.56                   0.52
Allowance for loan losses to nonperforming loans                       2.14x                 2.25x                 3.25x
===================================================================================================================================



TABLE 5
-----------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                      September 30,                      December 31,
                                                         --------------------------------------------------------------------------
(Dollars in thousands)                                          2000                  1999                     1999
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                $ 48,631              $ 41,577               $ 29,415
Foreclosed property                                                   6,000                 5,294                  6,421
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $ 54,631              $ 46,871               $ 35,836
===================================================================================================================================

Nonperforming assets to:
    Loans and foreclosed property                                      0.71%                 0.64%                  0.48%
    Total assets                                                       0.48                  0.42                   0.31
===================================================================================================================================

Accruing loans past due ninety days or greater                      $ 9,902              $ 13,407               $ 14,366
===================================================================================================================================

TABLE 6

----------------------------------------------------------------------------------------
CAPITAL RATIOS
                               Tier I Capital       Total Capital       Tier I Leverage
September 30, 2000                        10.2%                12.5%               8.2%
December 31, 1999                         10.3                 12.8                7.9
September 30, 1999                        10.4                 12.9                8.1
Minimum requirement                        4.0                  8.0            3.0-5.0




TABLE 7

----------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS
(dollars in thousands)

Interest rate swap agreements at September 30, 2000 are summarized below:

                                                                   Weighted Average Rate    Weighted Avg.
                                                                   During the Quarter       Remaining        Estimated
                                                     Notional     -----------------------   Contractual      Fair Value
(Dollars in thousands)                                 Amount       Received       Paid     Term (Years)    Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS
Corporation pays fixed/receives floating        $     430,700          6.73%        5.86%       2.1            $ 6,693
Corporation pays variable/receives fixed              840,240          7.44         7.54        3.8             (4,771)
                                                ------------------------------------------------------------------------
       Total interest rate swaps                $   1,270,940                                                  $ 1,922
                                                ========================================================================

Interest rate SWAP indexes are generally tied to LIBOR and Prime.



Interest rate cap and floor agreements at September 30, 2000 are summarized below:
                                                                                    Weighted Average
                                                                                       Remaining                   Estimated
                                                 Notional   Average   Current Index  Contractual       Carrying      Fair Value
(Dollars in thousands)                            Amount    Rate *        Rate       Term (Years)        Value       Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS
               LIBOR - 3 Month               $     80,000    5.69%      6.81          1.3                   $ 226           $ 30
               Prime                               50,000    7.75       9.50          0.6                      49              3
               Constant Maturity Treasury          50,000    5.10       5.80          0.6                      68              3
                                             --------------------------------------------------------------------------------------
                                             $    180,000                                                   $ 343           $ 36
                                             ======================================================================================

INTEREST RATE CAPS
               LIBOR - 1 month               $     10,868    7.76%      6.62%        0.7                    $   2          $   -
               LIBOR - 3 month                     22,000    7.00       6.81         3.0                      300            165
                                             --------------------------------------------------------------------------------------
                                             $     32,868                                                   $ 302          $ 165
                                             ======================================================================================

*  Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

TABLE 8

----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                Nine months ended                                 Three months ended
                                         September 30, 2000 and 1999                           September 30, 2000 and 1999
                                     -------------------------------------------     ---------------------------------------------
                                         Income/             Variance                   Income/             Variance
                                         Expense           Attributable to               Expense          ttributable to
(Dollars in thousands)                  Variance         Volume           Rate        Variance         Volume           Rate
------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                   $ 55,716        $ 21,881       $ 33,835       $ 20,956         $ 6,438       $ 14,518
Taxable securities                        10,152           1,351          8,801          2,600            (815)         3,415
Tax-exempt securities                     (3,064)         (3,433)           369         (1,332)         (1,714)           382
Short-term investments                       882             669            213            (73)           (269)           196
Mortgage loans held for sale              (2,360)         (3,530)         1,170           (204)           (623)           419
------------------------------------------------------------------------------------------------------------------------------
    Total interest income                 61,326          16,938         44,388         21,947           3,017         18,930

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                          816            (562)         1,378            361            (228)           589
  Money market                            12,560           3,545          9,015          4,294             683          3,611
  Savings                                 (1,472)           (982)          (490)          (468)           (290)          (178)
  Time                                    18,269             408         17,861          8,509            (810)         9,319
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits       30,173           2,409         27,764         12,696            (645)        13,341
Borrowed funds                            21,243           7,060         14,183          8,765           3,405          5,360
Long-term debt                            10,608           6,965          3,643          3,708           1,943          1,765
------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                62,024          16,434         45,590         25,169           4,703         20,466
------------------------------------------------------------------------------------------------------------------------------
    Net interest income, TE               $ (698)          $ 504       $ (1,202)      $ (3,222)       $ (1,686)      $ (1,536)
==============================================================================================================================


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

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
      Number                                      Description of Exhibit
   ------------- -----------------------------------------------------------------------------------
      27.1       Financial Data Schedule
      27.2       Financial Data Schedule- (Restated for pooling-of-interests with Triangle Bancorp,
                     Inc.)
   ------------- -----------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

    (1) A report on Form 8-K dated July 5, 2000 was filed under Item 5, Other Events, indicating Centura's announcement on July 5, 2000 of its preliminary estimate of earnings for the quarter ended June 30, 2000.

    (2) A report on Form 8-K dated July 13, 2000 was filed under Item 5, Other Events, indicating Centura's announcement on July 13, 2000 of earnings for the quarter ended June 30, 2000.

    (3) A report on Form 8-K dated September 26, 2000 was filed under Item 5, Other Events, indicating Centura's announcement on September 26, 2000 that its Board of Directors has authorized a share repurchase program of up to 1,500,000 shares of Centura common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               CENTURA BANKS, INC.
                                               Registrant

Date: November 14, 2000                    By: /s/ Steven J. Goldstein
                                               -----------------------
                                               Steven J. Goldstein
                                               Chief Financial Officer