Form 10-K
period 2000-12-31
CENTURA BANKS INC
filed 2001-02-23
CIK 861461

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _____________________

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2000
                                       or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities

For the transition period from _______________________ to ______________________

Commission File Number: 1-10646


                              CENTURA BANKS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        North Carolina                                         56-1688522
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


134 North Church Street, Rocky Mount, North Carolina              27804
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

                           Yes     [X]      No _______
                                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Centura's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of January 31, 2001, there were 39,543,620 shares outstanding of Centura's common stock, no par value. The aggregate fair value of Centura's common stock held by those persons deemed by Centura to be nonaffiliates was approximately $1.9 billion.

================================================================================

                                CROSS REFERENCE

                                                                                                 Page
                                                                                                 ----

PART I      Item 1   Business..................................................................     3
            Item 2   Properties................................................................    10
            Item 3   Legal Proceedings.........................................................    10
            Item 4   Submission of Matters to a Vote of Shareholders...........................    10
PART II     Item 5   Market for Centura's Common Equity and Related Shareholder Matters........    11
            Item 6   Selected Financial Data...................................................    11
            Item 7   Management's Discussion and Analysis of Financial Condition and Results of
                     Operations................................................................    12
            Item 7A  Quantitative and Qualitative Disclosures About Market Risk................    30
            Item 8   Financial Statements and Supplementary Data...............................    31
            Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure................................................................    63
PART III    Item 10  Directors and Executive Officers of Centura...............................    64
            Item 11  Executive Compensation....................................................    65
            Item 12  Security Ownership of Certain Beneficial Owners and Management............    73
            Item 13  Certain Relationships and Related Transactions............................    75

PART IV     Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    76

                                    PART I

ITEM 1 BUSINESS
Registrant

     Centura Banks, Inc. ("Centura" or the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Centura has four wholly-owned subsidiaries, Centura Bank (the "Bank"), NCS Mortgage Lending Company ("NCS"), Centura Capital Trust I ("CCTI") and Triangle Capital Trust ("TCT"). Centura provides services and assistance to its wholly-owned subsidiaries and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, Centura receives income and dividends from the Bank, where most of Centura's operations take place. Centura also receives income from its 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company headquartered in Greensboro, North Carolina. The majority of Centura's executive officers, who are also officers of the Bank, receive their entire salaries from Centura. At December 31, 2000, Centura had total consolidated assets of $11.5 billion.

     The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2000, the Bank had 3,116 full-time and 414 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

     In March 2000, Centura acquired the loan origination operations of NCS Mortgage Services, LLC based in Atlanta, Georgia. NCS specializes in the origination of non-conforming mortgages through independent mortgage brokers and sells the production in the secondary market or to FGHE.

     CCTI and TCT are statutory business trusts created under the laws of the State of Delaware. In June 1997, CCTI and TCT issued $100 million and $20 million, respectively, of fixed-rate Capital Securities, Series A ("Capital Securities") bearing interest rates of 8.845 percent and 9.375 percent, respectively. The proceeds from the Capital Securities issuance and from the common stock issued to Centura were invested in junior subordinated deferrable interest debentures ("junior debentures") issued by Centura. The junior debentures are the primary assets of the trusts. Centura has guaranteed the obligations of CCTI and TCT under the Capital Securities.

     Centura's mission is to be the primary provider of financial services to each of our customers. To achieve our mission, Centura provides a full range of personal and commercial banking products and services, investment services and insurance services. These products and services are delivered through our customers channel of preference. At December 31, 2000, Centura served its customers through 28 supermarket and 213 retail locations, and through 251 automated teller machines ("ATMs") located throughout North Carolina, South Carolina, and Virginia. Centura also serves its customers through Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at www.centura.com.
                              ---------------

     To support its efforts to achieve its mission, Centura concentrates on expanding its customer knowledge through the use of a customer database and sales tracking system that combines financial, demographic, behavioral, and psychographic data. This information supports decision making about services offered, delivery channels, locations, staffing, and marketing. Management anticipates it will continue to refine Centura's customer knowledge database, product and service offerings and related delivery systems and technologies in order to achieve Centura's mission.

     On January 26, 2001, Royal Bank of Canada ("Royal Bank") and Centura announced that a definitive merger agreement had been signed whereby Royal Bank will acquire Centura in a purchase business combination. Royal Bank has assets totaling approximately $200 billion and is headquartered in Toronto, Canada. It is the largest bank in Canada and one of the largest diversified financial services companies in North America. Centura will become the focal point for Royal Bank's retail banking expansion strategy in the United States, complementing Centura's existing growth plans that include acquiring institutions which create strategic market entry and enhancement opportunities. Refer to Note 21 of the Consolidated Financial Statements for additional information concerning this merger.

Segment Information

     Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 241 banking centers and are also offered through the Centura Highway. Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc. and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Centura's leasing division offers a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions.

Competition

     The financial services industry is highly competitive. Centura, through the Bank and its subsidiaries, competes for all types of loans, deposits, and financial services with other bank and non-bank institutions. Since the amount of money a state bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, competitors larger than Centura will have higher lending limits than does the Bank. Based on total deposit share as of December 31, 2000, Centura was the fifth largest bank in North Carolina.

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

Supervision and Regulation

     The following discussion is a brief description of certain laws which relate to the regulation and supervision of Centura and its banking and non-banking subsidiaries. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

  General

     Centura is a bank holding company registered with the Federal Reserve. As such, Centura and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Centura Bank is a North Carolina chartered banking corporation and a Federal Reserve member bank, with deposits insured by the FDIC's insurance funds: the BIF and the SAIF. The Bank is subject to extensive regulation and examination by the office of the North Carolina Commissioner of Banks (the "NC Commissioner") under the direction and supervision of the North Carolina State Banking Commission (the "NC Banking Commission") and by the FDIC, which insures its deposits to the maximum extent permitted by law.

     The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NC Banking Commission, the Federal Reserve, the FDIC or the United States Congress, could have a material impact on Centura, the Bank and their operations.

     The following discussion summarizes the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to Centura.

  Regulation of Bank Holding Companies

     Bank holding companies are required to obtain the prior approval of the Federal Reserve before they may:

       . acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or bank holding company;
       . acquire all or substantially all of the assets of any bank or bank holding company; or
       . merge or consolidate with any other bank holding company.

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

     In addition, the BHC Act prohibits a bank holding company that does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), as more fully discussed below, from:

       . engaging in activities other than banking, managing, or controlling banks or other permissible subsidiaries; and

       . acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     The Bank's deposits are insured by the FDIC to the extent provided by law. The Bank must pay the quarterly assessment the FDIC imposes on such banks. See the "FDIC Insurance Assessments" section. Under the Federal Deposit Insurance Act ("FDIA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

  Financial Services Modernization Legislation

     The GLBA, which was enacted in November 1999 and most provisions of which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible or subject to regulatory limitations for bank holding companies, including securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" or "complimentary to" financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible.

     Centura has not elected to become a financial holding company. Centura believes that the GLBA will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than Centura currently offers and that can aggressively compete in the markets that Centura currently serves.

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

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights based on relative risks. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital, known as "tier 1capital," must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The minimum guideline for the ratio of tier 1 capital to total capital is 4.0 percent. The remainder, "tier 2 capital," may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations. At December 31, 2000, Centura and the Bank were in compliance with the total capital ratio and the tier 1 capital ratio requirements. Note 20 of the Notes to Consolidated Financial Statements presents Centura's and the Bank's capital ratios.

     The leverage ratio guidelines provide for a 3.0 percent minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets ("tier 1 leverage ratio") for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a minimum tier 1 leverage ratio of 3.0 percent, plus an additional cushion of 100 to 200 basis points. Centura was in compliance with the minimum tier 1 leverage ratio requirement as of December 31, 2000. The guidelines also provide that bank holding companies experiencing growth, either internally or through acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve will consider a "tangible tier 1 leverage ratio" (deducting all intangibles from tier 1 capital and average assets) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Reserve. These requirements are similar to those adopted by the Federal Reserve for bank holding companies as discussed above. The Bank was in compliance with these minimum capital requirements as of December 31, 2000. No federal banking agency has advised Centura or the Bank of any specific minimum capital ratio requirement applicable to it.

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

  Support of Subsidiary Bank

     Under Federal Reserve policy, Centura is expected to act as a source of financial strength for, and commit its resources to support, Centura Bank. This support may be required at times when Centura may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     At December 31, 2000, under dividend restrictions imposed by federal and state laws, Centura Bank, without obtaining governmental approvals, could declare aggregate dividends to Centura of approximately $81.3 million.

     The payment of dividends by Centura and its bank subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

  Community Reinvestment Act

     The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income communities. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Under CRA regulations jointly adopted by all federal bank regulatory agencies, institutions are rated based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests:

  . a lending test, to evaluate the institution's record of making loans in its service areas;

  . an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

  . a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

  Prompt Corrective Action

     FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, Centura was well-capitalized. The federal banking agencies have specified the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary bank meets its capital restoration plan.

  FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

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

  Technology Risk Management

     Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. Banks are contracting increasingly with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels, and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation, and compliance risk. Banks are generally expected to successfully manage technology-related risks with all other risks to ensure that a bank's risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring, and controlling risks associated with the use of technology.

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

  Transactions with Related Parties

     Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

     Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

  Prohibitions Against Tying Arrangements

     Banks are subject to the prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

  North Carolina Bank Law

     In addition to provisions previously discussed herein, the banking law of North Carolina (the "NC Banking Law") also contains detailed provisions governing the organization, establishment and location of branches, deposit insurance requirements, power and duties of banks, limitations on loans, investment operations, officers and directors and transactions therewith, business combinations and change of control, as well as other aspects of the Bank and its affairs. The NC Banking Law delegates extensive rule-making power and administrative discretion to the NC Banking Commissioner and the NC Banking Commission so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in deposit and lending practices.

     The NC Banking Law provides state chartered banks with liberal powers and authorizes such banks to invest in subsidiary entities that conduct all of the activities conducted by federal banking entities, subject in each case to the further requirements of law and regulation by the NC Banking Commissioner. The FDIA, however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (i) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and
(ii) the bank meets all applicable capital requirements. Accordingly, the operating authority provided to the Bank by the NC Banking Law is restricted by the FDIA.

  Other State and Federal Regulations

     The Company is subject to extensive federal consumer privacy legislation and regulations. The applicable legislative and regulatory requirements include, among other things, full disclosure of the Company's privacy policy to consumers, and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to unaffiliated third parties. In addition, the applicable federal statute and regulations permit the states to adopt more extensive privacy protections through legislation or regulation. Numerous other federal and state laws also affect the Company's earnings and activities including federal and state insurance, securities and consumer protection laws. Legislation may be enacted or regulation imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

  Federal Securities Law

     Centura's common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Centura is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2 PROPERTIES

     The main executive offices of Centura and the Bank are located at 134 North Church Street, Rocky Mount, Nash County, North Carolina. The Bank operates 241 banking centers, of which 212 are located in North Carolina. The Bank also operates 8 banking centers in South Carolina and 21 in the Hampton Roads region of Virginia.

ITEM 3 LEGAL PROCEEDINGS

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina, which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. The plaintiffs allege that Centura Bank breached its duties and committed other violations of law as depository of approximately $119 million in funds belonging to the plaintiffs, of which approximately $20 million allegedly cannot be recovered and was allegedly converted by the personal and financial advisors of the owners of the money. The plaintiffs also allege that Centura Bank breached its duties and committed other violations of law in connection with the creation of charitable trusts established with an additional $18 million of the money, which trust funds remain in the possession of Centura Bank as trustee. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton (the "Movants") filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act, and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The Movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. Centura Bank has filed a motion to dismiss the 1999 Case. Plaintiffs seek compensatory, punitive or treble damages.

     In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law, which allegedly caused the Piedmont Institute of Pain Management to lose grant income in an amount of between $900,000 and $2 million per year for twenty years. Plaintiffs in the PIPM Case seek specific performance or recovery of money damages.

     By consent of the parties, the 1999 Case and the PIPM Case have been consolidated with the Staton Cases for pretrial purposes.

     Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in each of the Staton Cases, the 1999 Case, and the PIPM Case, and Centura Bank is defending each case vigorously. Specific amounts of damages sought by the plaintiffs in each of the cases would be material to Centura and its subsidiaries taken as a whole. However, Centura and Centura Bank believe that the levels of plaintiffs' alleged damages sought in the cases from Centura Bank are significantly overstated. Nevertheless, although Centura and Centura Bank do not believe that the ultimate outcome of the Staton Cases, the 1999 Case, or the PIPM Case will materially affect their results of operations or financial condition, no assurance can be given regarding the risk or range of possible loss, if any, or the impact of any such loss on Centura's and Centura Bank's results of operations or financial condition.

     In addition, various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries, taken as a whole.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5 MARKET FOR CENTURA'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     See pages 7, 24, 28, 53-54, and 62-63 of the Form 10-K for information regarding the market for Centura's common equity and related shareholder matters.

ITEM 6 SELECTED FINANCIAL DATA

Table 1
------------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Five-Year
                                                                                                                     Compounded
                                                        2000        1999        1998        1997        1996         Growth Rate
                                                        ----        ----        ----        ----        ----         -----------
Summary of Operations
(thousands)
Interest income....................................   $894,193    $809,156    $775,046    $701,791    $635,948              9.4%
Interest expense...................................    474,115     390,431     382,325     346,534     311,090             11.1
                                                      --------    --------    --------    --------    --------

Net interest income................................    420,078     418,725     392,721     355,257     324,858              7.7
Provision for loan losses..........................     31,815      40,828      20,759      18,764      12,261             31.4
Noninterest income.................................    145,720     170,897     157,596     128,155     107,599             10.5
Noninterest expense................................    379,132     352,323     343,912     302,446     288,315              8.8
Income taxes.......................................     56,096      66,134      63,474      55,515      48,365              5.2
                                                      --------    --------    --------    --------    --------

Net income.........................................   $ 98,755    $130,337    $122,172    $106,687    $ 83,516              4.7%
                                                      ========    ========    ========    ========    ========

Net interest income, taxable equivalent............   $430,031    $431,063    $403,965    $365,775    $332,685              7.8%
Cash dividends paid*...............................     53,189      34,980      31,322      28,349      24,796             22.2

Per Common Share
Net income--basic..................................   $   2.49    $   3.28    $   3.10    $   2.76    $   2.19              4.0%
Net income--diluted................................       2.47        3.23        3.03        2.70        2.14              4.2
Cash dividends*....................................       1.34        1.25        1.14        1.06        1.00              9.5
Book value.........................................      24.26       21.77       21.17       18.97       17.08              8.7

Selected Average Balances
(millions)
Assets.............................................   $ 11,272    $ 11,039    $ 10,195    $  8,967    $  8,102              9.6%
Earning assets.....................................     10,340      10,125       9,338       8,288       7,508              9.3
Loans, gross.......................................      7,606       7,259       6,600       5,892       5,340              9.7
Investment securities, net.........................      2,621       2,719       2,580       2,295       2,059              8.9
Core deposits......................................      6,886       6,919       6,771       6,208       5,696              6.2
Total deposits.....................................      7,660       7,748       7,481       6,749       6,239              6.4
Shareholders' equity...............................        890         864         799         698         625              8.9

Selected Year-End Balances
(millions)
Assets.............................................   $ 11,482    $ 11,387    $ 10,919    $  9,757    $  8,499              7.9%
Earning assets.....................................     10,456      10,439       9,982       8,926       7,776              7.8
Loans, gross.......................................      7,672       7,442       7,056       6,279       5,518              8.4
Investment securities, net.........................      2,705       2,842       2,724       2,506       2,145              7.0
Long-term debt.....................................      1,085         904         758         518         457             25.6
Core deposits......................................      7,003       7,019       6,976       6,692       6,009              5.1
Total deposits.....................................      7,707       7,897       7,702       7,328       6,506              4.9
Shareholders' equity...............................        956         860         839         735         652              9.4

Selected Ratios
Return on average assets...........................       0.88%       1.18%       1.20%       1.19%       1.03%
Return on average equity...........................      11.10       15.09       15.28       15.28       13.35
Average equity to average assets...................       7.89        7.83        7.84        7.78        7.72
Dividend payout ratio*.............................      39.76       32.81       31.67       33.65       36.23

* amounts presented have not been restated for mergers accounted for under the pooling-of-interests method.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     A number of the statements in this Form 10-K concerning Centura Banks, Inc. ("Centura" or the "Company") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I ("CCTI"), Triangle Capital Trust ("TCT") and NCS Mortgage Lending Company ("NCS"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements involve significant risks and uncertainties and are subject to change based on various factors, many of which are beyond Centura's control. Factors that might cause such a difference include, but are not limited to (i) customer and deposit attrition, or loss of revenue, following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate environment may reduce margins; (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers do not consummate as anticipated; and (ix) other risks and factors identified in Centura's filings with the Securities and Exchange Commission and other regulatory bodies.

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

     The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 31-63 and the supplemental financial data appearing throughout this report. Centura is a bank holding company operating principally in North Carolina, South Carolina, and Virginia. Note 1 of the Notes to Consolidated Financial Statements discusses its wholly-owned subsidiaries, Centura Bank, CCTI, TCT and NCS.

     Percentage and variance calculations contained herein have been calculated based upon actual, not rounded, results.

                              SEGMENT INFORMATION

     Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 241 banking centers and are also offered through the Centura Highway. Treasury is responsible for Centura's asset/liability management activities including managing Centura's investment portfolio.

     Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc. and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Centura's leasing division offers a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions. Centura has a 49 percent ownership interest in FGHE, which is accounted for under the equity method.

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

                                    SUMMARY

     For the year ended December 31, 2000, Centura reported net income of $134.6 million, or $3.37 per diluted share, excluding $50.7 million of pre-tax, merger-related and other significant charges, the majority of which were associated with the acquisition of Triangle Bancorp, Inc. ("Triangle"). Included in merger-related and other significant charges were $1.7 million of fixed asset write-offs resulting from the unexpected Hannaford in-store closings. Net income for the year ended December 31, 1999 was $135.9 million, or $3.37 per diluted share, excluding $8.4 million of pre-tax, merger-related items associated with the acquisition of First Coastal Bankshares, Inc. ("First Coastal"). Including merger-related and other significant charges, net income was $98.8 million, or $2.47 per diluted share for the year ended December 31, 2000 as compared with net income of $130.3 million or $3.23 per diluted share for the year ended December 31, 1999. Other items of significance occurring as of and for the year ended December 31, 2000 are highlighted below:

  . During 2000, Centura successfully combined with Triangle, a Raleigh, North Carolina based bank holding company. The merger was consummated on February 18, 2000, significantly expanding Centura's market share in key metropolitan areas throughout North Carolina.

  . Centura performed two restructurings of its investment portfolio during 2000. In the second quarter of 2000, Centura incurred losses of $22.1 million related to the restructuring of Triangle's investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura. During the third quarter of 2000, Centura restructured portions of its own investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities. Realized losses from this second restructuring were $13.1 million.

  . During the third quarter of 2000, Centura completed the sale of $2.1 billion of its mortgage servicing portfolio, which resulted in a net gain of approximately $13.1 million. Management expects that the sale of the servicing rights, coupled with the investment portfolio restructuring mentioned above, will have little impact on earnings while at the same time reduce the risk to income that arises with impairment charges resulting from mortgage prepayments.

  . Total loans were $7.7 billion and $7.4 billion at December 31, 2000 and December 31, 1999, respectively. The loan portfolio grew despite the sale of approximately $107 million in loans which were included in a securitization transaction by Centura's affiliate FGHE, and the required divestiture approximately $74.5 million in loans, divested in response to regulatory requirements associated with the Triangle merger. The loan balance as of December 31, 2000 also reflects the acquisition of $5.9 million in loans from Wachovia. Total deposits were $7.7 billion and $7.9 billion at December 31, 2000 and December 31, 1999, respectively. Due to regulatory requirements associated with the Triangle merger, Centura divested approximately $307 million in deposits. These divestitures, partially offset by the deposits acquired from Wachovia, contributed to the $168.2 million net decrease in the deposit balance.

  .  The allowance for loan losses ended 2000 at $104.3 million, representing
     1.36 percent of outstanding loans compared to $95.5 million, or 1.28 percent of outstanding loans at year-end 1999. Net charge-offs were $22.7 million or 0.30 percent of average loans for the year ended December 31, 2000. Excluding the impact of the $11.8 million Pluma charge-off, net charge-offs were $25.5 million or 0.35 percent of average loans for 1999. Net charge-offs for 1999, reflecting the Pluma charge-off, were $37.3 million or 0.51 percent of average loans. Refer to the "Asset Quality and Allowance for Loan Losses" section for information concerning Pluma.

     Much of the financial discussion that follows refers to the impact of Centura's merger and acquisition activity. The following table provides a summary of merger and acquisition activity for the three-year period ended December 31, 2000. These transactions allowed Centura to significantly expand its market share in key metropolitan areas throughout North Carolina as well as expand into adjacent and complementary markets in South Carolina and Virginia.

Table 2
-------------------------------------------------------------------------------------------------------------------------------

MERGERS AND ACQUISITIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Acquisition Date     Total Assets
                                                                                             ----------------     ------------
                                                                                                                    Acquired
                                                                                                                    --------
                                                                                                                   (millions)
Acquisitions Accounted For As Purchases:
NCS Mortgage Services, LLC, Atlanta, GA....................................................       3/24/00           $    1
Wachovia Bank ("Wachovia"), deposit assumption.............................................       9/21/00                6

Capital Advisors...........................................................................       1/07/99           $    1
Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC........................................       2/05/99               57

Moore & Johnson, Inc. ("M & J"), insurance agency..........................................       1/30/98           $    3
NBC Bank, FSB ("NBC"), deposit assumption..................................................       7/24/98               17
Clyde Savings Bank, A Division of the Hometown Bank ("Clyde"), deposit assumption..........      10/15/98                6

Mergers Accounted For As Pooling-of-Interests:
Triangle Bancorp, Inc. ("Triangle"), Raleigh, NC...........................................       2/18/00           $2,317

First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach, VA.......................       3/26/99           $  527

Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC.....................................       3/27/98           $  138
Guaranty State Bancorp ("Guaranty"), Durham, NC............................................       4/16/98              103
United Federal Savings Bank ("United"), Rocky Mount, NC....................................       9/17/98              302

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

     On September 21, 2000, Centura purchased four branches from Wachovia, enhancing Centura's presence in western North Carolina, a vibrant tourist and resort market. Centura assumed approximately $5.9 million in loans and $138.3 million in deposits. Goodwill and core deposit premiums of approximately $21.5 million were recorded as a result of the acquisition.

     On March 24, 2000, Centura acquired the loan origination operations of NCS Mortgage Services, LLC based in Atlanta, Georgia. Assets acquired with the acquisition totaled approximately $1.0 million and approximately $1.1 million of goodwill was recorded. The business activities are being conducted within a subsidiary of Centura, NCS Mortgage Lending Company ("NCS"). NCS specializes in the origination of non-conforming mortgages through independent mortgage brokers and sells the production in the secondary market or to FGHE, an affiliate of Centura.

     On February 18, 2000, Centura merged with Triangle, a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Centura issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.3 billion and operated 71 locations throughout North Carolina. In connection with the merger, Centura incurred merger-related and other significant charges of $49.0 million, before tax, of which $22.1 million were securities losses incurred as a result of restructuring Triangle's investment portfolio. Historical financial information presented in this report has been restated to include the accounts and results of operations of Triangle.

     The following table summarizes activity for merger-related charges for the year ended December 31, 2000 related to the first quarter 2000 merger with Triangle and the first quarter 1999 merger with First Coastal:

-------------------------------------------------------------------------------------------------------------------------------
                                                                  Initial    Liability    Liability      Amount
                                                                  Accrued     Balance      Accrued     Utilized in    Remaining
                                                                 Liability    12/31/99     in 2000*       2000         Balance
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (thousands)
Severance, change in control and other employee-related           $  770        $424       $ 7,582       $ 7,375        $  631
 costs......................................................
Write-off of unrealizable assets............................       1,259         200           634           834             -
Non-employee related contract terminations..................       2,071         317         1,483         1,066           734
Professional costs..........................................       1,683           -        10,122        10,122             -
Other merger-related expenses...............................       1,075           -         7,022         6,187           835
------------------------------------------------------------------------------------------------------------------------------
Merger-related expenses.....................................      $6,858        $941       $26,843       $25,584        $2,200
===============================================================================================================================

* Does not include $1.7 million for fixed asset write-offs incurred as a result of the unexpected Hannaford in-store closings.

                            INTEREST-EARNING ASSETS

     Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the "Asset Quality and Allowance for Loan Losses," "Market Risk," and "Asset/Liability and Interest Rate Risk Management" sections. During 2000, average interest-earning assets were $10.3 billion compared with $10.1 billion averaged during 1999, an increase of $215.4 million or 2.1 percent.

Loans

     Loans represent the largest component of interest-earning assets for Centura. Centura's loan and lease portfolio (collectively referred to as "loans") grew $229.5 million over 1999 to total $7.7 billion at year-end 2000. The loan portfolio grew despite the sale of approximately $107 million in loans which were included in a securitization transaction by Centura's affiliate FGHE, and the required divestiture of approximately $74.5 million in loans, divested in response to regulatory requirements associated with the Triangle merger. The loan balance as of December 31, 2000 also reflects the acquisition of $5.9 million in loans from Wachovia.

     Commercial loans (commercial mortgage, commercial, industrial and agricultural, and real estate construction) comprise the largest portion of the loan portfolio, totaling $4.6 billion and representing 60.5 percent of total loans at December 31, 2000, up from 58.4 percent at December 31, 1999. Consumer loans, consisting of equity lines, residential mortgages, installment loans, and other credit line loans, declined $16.2 million to total $2.8 billion at December 31, 2000. This decline was primarily due to the sale of portions of Centura's residential mortgage portfolio to FGHE, as mentioned above. The consumer loan portfolio represented 36.3 percent and 37.7 percent of total outstanding loans at December 31, 2000 and December 31, 1999, respectively while the leasing portfolio represented 3.3 percent and 3.9 percent at December 31, 2000 and December 31, 1999, respectively. Refer to Table 3 for a summary of loans outstanding and mix percentages.

     On average, loans grew $347.2 million or 4.8 percent over 1999, averaging $7.6 billion for 2000. Average loans as a percent of average-interest earning assets increased were 73.6 percent at December 31, 2000 compared with 71.7 percent for the prior year. Excluding loans divested as a result of the Triangle merger, average loans grew approximately $457 million or 6 percent year over year.

     For the year ended December 31, 2000, loans generated taxable equivalent interest income, including fee income, of $710.7 million, an improvement of 12.0 percent over the prior year. Without the taxable equivalent adjustment, interest income earned on loans increased $76.1 million to $709.3 million. Interest income earned on loans is dependent on interest rates, credit spreads, and product mix. As shown in Table 7, "Net Interest Income Analysis and Volume/Rate Variance-Taxable Equivalent Basis," volume increases generated additional interest income on loans of $31.2 million while rate increases added $44.7 million. The average loan yield during 2000 climbed 59 basis points from 1999 to yield 9.34 percent, partially the result of a rising interest rate environment during the first part of 2000.

     Inherent in lending is the risk of loss due to the failure of a borrower to repay amounts due. To minimize this risk, approximately 92.5 percent of the commercial loan portfolio outstanding at December 31, 2000 was secured. Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed advance. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and non-compliance with terms, conditions, and loan agreements are promptly reported to the credit review area and investigated.

     In connection with commercial lending activities, Centura had $165.0 million of standby letters of credit outstanding at December 31, 2000 compared to $192.4 million at December 31, 1999. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

     The Bank extends credit principally to customers in its market areas of North Carolina, South Carolina, and the Hampton Roads region of Virginia. Centura utilizes a standard credit scoring system to assess borrower risk when extending credit on consumer loans. Although not a significant part of Centura's lending activities, foreign credit is extended on a case-by-case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.

     Loans and other assets which were not performing in accordance with their original terms and past due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

Table 3
------------------------------------------------------------------------------------------------------------------------------------

TYPES OF LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                        2000                1999                1998                1997                1996
                                        ----                ----                ----                ----                ----
                                                                       (dollars in thousands)
                                              % of                % of                % of                % of                % of
                                              ----                ----                ----                ----                ----
                                    Amount   Total      Amount   Total      Amount   Total      Amount   Total      Amount   Total
                                    ------   -----      ------   -----      ------   -----      ------   -----      ------   -----
Commercial, financial, and
 agricultural...................  $2,067,962  27.0%   $1,759,546  23.6%   $1,345,458  19.1%   $1,103,858  17.5%   $  963,989  16.8%
Consumer........................     571,375   7.4       587,590   7.9       563,009   8.0       469,302   6.9       396,587   6.5
Real estate - mortgage(1).......   3,646,786  47.5     3,768,756  50.6     3,663,461  51.9     3,367,386  52.4     2,996,701  53.7
Real estate - construction and
 land development...............   1,025,597  13.4       942,719  12.7       930,399  13.2       786,440  12.5       671,031  12.3
Leases..........................     254,858   3.3       292,672   3.9       462,154   6.5       483,763   9.4       420,240   9.3
Other...........................     105,113   1.4        90,955   1.3        91,358   1.3        68,125   1.3        69,126   1.4
                                  ---------- -----    ---------- -----    ---------- -----    ---------- -----    ---------- -----

Total loans.....................  $7,671,691 100.0%   $7,442,238 100.0%   $7,055,839 100.0%   $6,278,874 100.0%   $5,517,674 100.0%
                                  ========== =====    ========== =====    ========== =====    ========== =====    ========== =====

______________________

(1) Real estate--mortgage represents loans secured by real estate, which includes loans secured by multifamily residential property, residential mortgage loans, loans secured by farmland, and loans secured by other commercial property.

Table 4
------------------------------------------------------------------------------------------------------------------------------------

MATURITY SCHEDULE OF SELECTED LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31, 2000
                                                                                 -----------------------
                                                                 One Year or           One Through    Over Five Years
                                                                    Less               Five Years                         Total
                                                             ---------------------------------------------------------------------
                                                                                          (thousands)
Commercial, financial, and agricultural:
  Fixed interest rates................................           $  340,358            $  282,637       $   78,362      $  701,357
  Floating interest rates.............................              717,360               556,879           92,366       1,366,605
                                                                 ----------            ----------       ----------      ----------
  Total...............................................           $1,057,718            $  839,516       $  170,728      $2,067,962
                                                                 ==========            ==========       ==========      ==========
Real estate -- construction and land development:
  Fixed interest rates................................           $   68,694            $   70,643       $   13,138      $  152,475
  Floating interest rates.............................              478,847               364,316           29,959         873,122
                                                                 ----------            ----------       ----------      ----------
  Total...............................................           $  547,541            $  434,959         $ 43,097      $1,025,597
                                                                 ==========            ==========       ==========      ==========

Investment Securities

     The investment portfolio, comprised primarily of mortgage-backed securities, agencies and treasuries, ended 2000 at $2.7 billion, a decline of $137.0 million or 4.8 percent from the 1999 year ended $2.8 billion portfolio. For 2000, the investment portfolio averaged $2.6 billion, down 3.6 percent from 1999's average. The reduction in the investment portfolio between periods was part of a year-long balance sheet optimization process which reduced Centura's funding needs and positively impacted the net interest margin. Investment securities as a percentage of average interest-earning assets were 25.4 percent and 26.9 percent at December 31, 2000 and 1999, respectively. Refer to Note 4 of the Notes to Consolidated Financial Statements for a summary of investment securities.

     The investment portfolio consists primarily of securities for which an active market exists. Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade, fixed income securities. At the end of 2000, substantially all securities in Centura's investment portfolio consisted of these types of securities. The effective duration of the investment portfolio at December 31, 2000 was 2.8 years compared with 3.1 years at year-end 1999. Table 5 summarizes the investment portfolio by contractual maturity date with original contractual lives that range from one day to 33 years. Mortgage-backed and asset-backed securities, by nature, typically have lives that are shorter than their contractual life due to volatility in the monthly returns of principal.

Table 5
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES- MATURITY/YIELD SCHEDULE
------------------------------------------------------------------------------------------------------------------------------------
                                                          Remaining Maturities as of December 31, 2000
                                      -------------------------------------------------------------------------------------
                                       1 Year of Less         1 to 5 Years           6 to 10 Years         Over 10 Years
                                       --------------         ------------           -------------         -------------
                                      Amortized             Amortized              Amortized             Amortized
                                      ---------             ---------              ---------             ---------
                                        Cost     Yield        Cost      Yield        Cost      Yield        Cost      Yield
                                        ----     -----        ----      -----        ----      -----        ----      -----
                                                                      (dollars in thousands)
Held to Maturity:
U.S. Treasury..................        $     -      -%       $ 24,944   6.93%       $      -      -%     $        -      -%
U.S. government agencies and                 -      -           3,932   8.47               -      -               -      -
 corporations..................
State and municipal............          2,586   9.76           7,967   8.67           6,539   7.73           2,908   7.75
Other securities...............            617      -               -      -               -      -               -      -
                                       -------               --------               --------             ----------
Total held to maturity.........        $ 3,203   7.88        $ 36,843   7.47        $  6,539   7.73      $    2,908   7.75
                                       =======               ========               ========             ==========

Available for Sale:
U.S. Treasury..................        $46,968   6.61%       $ 56,257   6.55%       $      -      -%     $        -      -%
U.S. government agencies and                 -      -         514,750   7.53               -      -               -      -
 corporations..................
State and municipal............            226   6.82           2,370   9.35          13,173  10.16             249   7.11
Mortgage-backed and                          -      -          32,035   6.44          61,389   6.85       1,143,366   7.06
 asset-backed securities.......
Common stock...................              -      -               -      -               -      -               -      -
Other securities...............         19,793   6.16          29,035   7.90          69,854   6.49         565,908   7.49
                                       -------               --------               --------             ----------
Total available for sale.......        $66,987   6.48        $634,447   7.41        $144,416   6.98      $1,709,523   7.20
                                       =======               ========               ========             ==========
                                   Remaining Maturities as of December 31, 2000
                                   --------------------------------------------
                                        No Maturity              Total
                                        -----------              -----
                                      Amortized            Amortized
                                      ---------            ---------
                                        Cost     Yield        Cost      Yield
                                        ----     -----        ----      -----
                                              (dollars in thousands)
Held to Maturity:
U.S. Treasury..................        $     -      -%     $   24,944   6.93%
U.S. government agencies and                 -      -           3,932   8.47
 corporations..................
State and municipal............              -      -          20,000   8.37
Other securities...............              -      -             617      -
                                       -------             ----------
Total held to maturity.........        $     -      -      $   49,493   7.55
                                       =======             ==========

Available for Sale:
U.S. Treasury..................        $     -      -%     $  103,225   6.57%
U.S. government agencies and                 -      -         514,750   7.53
 corporations..................
State and municipal............              -      -          16,018   9.95
Mortgage-backed and                          -      -       1,236,790   7.04
 asset-backed securities.......
Common stock...................         67,786   6.68          67,786   6.68
Other securities...............              -      -         684,590   7.37
                                       -------             ----------
Total available for sale.......        $67,786   6.68      $2,623,159   7.21
                                       =======             ==========

Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35.0% and 6.9% for federal and state purposes, respectively.

     The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. Centura classifies most of its investment purchases as available for sale. This is consistent with Centura's investment philosophy of maintaining flexibility to manage the securities portfolio. For those investments classified as HTM, Centura has the intent and ability to hold them until maturity. At December 31, 2000 and 1999, the HTM portfolio, carried at amortized cost, amounted to $49.5 million and $114.6 million, respectively. The decline primarily resulted from scheduled maturities in the portfolio and management's election under Statement of Financial Accounting Standards No. 115 ("SFAS 115") to transfer $55.4 million from the HTM portfolio acquired with the Triangle merger to the AFS portfolio. Unrealized losses on the transferred securities of $708,000 were recorded as a separate component of equity on the date of transfer. At December 31, 2000, the fair value of the HTM portfolio exceeded its amortized cost by $805,000, whereas at December 31, 1999, the fair value was $53,000 less than the amortized cost.

     The AFS portfolio, representing the remainder of the investment portfolio, is reported at estimated fair value. These securities are used as a part of Centura's asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital and other factors. At both December 31, 2000 and 1999, the fair market value of the AFS portfolio totaled $2.7 billion and included $32.5 million in unrealized gains at year-end 2000 and $67.2 million in unrealized losses at year-end 1999. Centura recorded $61.7 million, net of tax, in unrealized gains as a separate component of other comprehensive income during 2000 compared to unrealized losses of $51.3 million, net of tax, recorded during 1999. The change in unrealized gains/losses was mainly due to favorable interest rate movements and the restructuring of the investment portfolio performed during 2000. In the second quarter of 2000, Centura incurred losses of $22.1 million related to the restructuring of Triangle's investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura. In the third quarter, Centura performed a second restructuring that resulted in realizing losses totaling $13.1 million.

     Taxable equivalent interest income on investment securities was $184.6 million for 2000, up $8.6 million from the $176.1 million earned in 1999. Changes in interest rates, product mix, and credit spreads increased interest income by $14.4 million while volume variances caused a decrease of $5.9 million. The average yield on investments was 6.92 percent in 2000 versus 6.42 percent in 1999. The combination of rising interest rates and the portfolio restructuring mentioned above contributed to the 50 basis points increase in the investment yield. Interest income on investment securities, as recorded in the consolidated statement of income, was $176.1 million for 2000 versus $165.4 million for 1999. For additional information see Table 6, "Net Interest Income Analysis -- Taxable Equivalent Basis" and Table 7, "Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis."

                                FUNDING SOURCES

     Total funding, which include deposits, short-term borrowings, and long-term borrowings, averaged $10.3 billion during 2000, up $233.4 million or 2.3 percent from 1999's level of $10.0 billion.

Deposits

     Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CDs") and transaction accounts, decreased $189.9 million compared to December 31, 1999 to total $7.7 billion at December 31, 2000. This decrease resulted from a combination of slowed deposit growth in 2000 and divestitures totaling approximately $307 million that occurred in February and April of 2000. These divestitures were in response to regulatory requirements associated with the Triangle merger. Also impacting the deposit balance was the assumption of $138.3 million in deposits from Wachovia, completed in September 2000. On average, total deposits increased approximately $138 million between periods, excluding the impact of the Triangle related divestitures and the Wachovia assumption.

     Core deposits, which provide a stable source of low cost of funds, include noninterest-bearing demand, interest checking, money market, CDs with balances less than $100,000, and savings accounts. Average core deposits for 2000, excluding the impact of the Triangle divestitures and the Wachovia deposit assumption, grew approximately $155 million over 1999. For the years ended December 31, 2000 and 1999, average core deposits constituted 89.9 percent and
89.3 percent of total average deposits, respectively. During 2000, Centura experienced a migration of funds from interest checking, demand deposit, and savings accounts to money market accounts and CDs less than $100,000.

     Interest expense on deposits increased $42.5 million to total $311.3 million for 2000 compared with $268.9 million for 1999. As shown in Table 6, "Net Interest Income Analysis --Taxable Equivalent Basis," the cost of interest-bearing deposits increased 68 basis points from 1999 to yield 4.75 percent for 2000. The increase in deposit interest expense was driven primarily by changes in the portfolio mix and the interest rate environment, incrementally adding $40.8 million to interest expense over 1999. Volume changes modestly impacted interest expense, contributing $1.7 million to the increase.

Other Funding Sources

     Management utilizes short-term borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes. Short-term borrowed funds were $1.6 billion at period-end 2000 and also averaged $1.6 billion for the year. For comparison, 1999 period-end short-term borrowed funds were $1.6 billion and $1.4 billion on average. Short-term borrowed funds represented 15.4 percent of Centura's total average funding sources for 2000 compared with 14.0 percent in 1999. The growth in average short-term borrowings principally stemmed from loan growth exceeding deposit growth. As a result, there was an increase in the usage of repurchase agreements and federal funds purchased whose average balances grew $88.2 million and $81.0 million, respectively over 1999. The average interest rate paid on short-term borrowed funds increased 116 basis points over 1999, yielding 6.11 percent for 2000. This increase was mainly the result of a rising interest rate environment during most of 2000. Interest expense on short-term borrowed funds increased by $27.1 million between periods, $17.6 million due to changes in the interest rate environment and $9.4 million due to volume increases.

     Long-term debt consists predominantly of FHLB advances and subordinated bank notes. Long-term debt at December 31, 2000 was $1.1 billion, up $180.4 million over year-end 1999. The increase was mainly the result of additional FHLB borrowings, which grew $180.7 million to total $839.1 million at year-end 2000 in comparison to 1999's balance of $658.4 million. For the years ended December 31, 2000 and 1999, long-term debt averaged $1.0 billion and $867.6 million, respectively. Increased utilization of long-term debt was the result of managing the liquidity risk arising from loan growth exceeding deposit growth. The increase in average long-term debt was mainly driven by additional FHLB borrowings, which on average grew $138.1 million. Interest expense on long-term debt increased $14.1 million over 1999, primarily the result of volume variances, which contributed $9.2 million to the increase. Changes in the rate environment contributed an additional $5.0 million. The average rates paid on long-term debt were 6.52 percent and 5.98 percent for 2000 and 1999, respectively. Long-term debt also includes $100 million of fixed-rate, thirty-year Capital Securities issued in June 1997 by CCTI ("CCTI Capital Securities") and $20 million of fixed-rate, thirty-year Capital Securities issued by TCT ("TCT Capital Securities").


                  NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest margin measures the difference between the yield on earning assets and the rate paid on funds used to support those assets. The net interest margin, defined as taxable equivalent net interest income divided by average interest-earning assets, declined 11 basis points to 4.14 percent for 2000 compared to 4.25 percent for 1999. Pressure on the net interest margin largely resulted from Centura's liability sensitive balance sheet configuration, gradual changes in the deposit mix, including the Triangle deposit divestitures, targeted retail deposit product pricing to ensure retention of Triangle's high value customers and Centura's investment in bank-owned life insurance. The margin for 2000 was also unfavorably impacted by the share repurchase programs in the fourth quarters of 1999 and 2000.

     Net interest income for 2000 was $420.1 million compared to $418.7 million in the prior year. On a taxable equivalent basis, net interest income decreased $1.0 million to $430.0 million from the $431.1 million reported in 1999.

     Table 6 and Table 7 provide additional information related to net interest income on a taxable equivalent basis and the net interest margin.

Table 6
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS-TAXABLE EQUIVALENT BASIS /(1) (2)/
------------------------------------------------------------------------------------------------------------------------------------
                                                             2000                                       1999
                                                             ----                                       ----
                                          Average            Interest         Average        Average            Interest
                                          -------            --------         -------        -------            --------
                                          Balance            Income/          Yield/         Balance            Income/
                                          -------            -------          ------         -------            -------
                                                             Expense           Rate                             Expense
                                                             -------           -----                            -------
                                                                      (dollars in thousands)
Assets
Loans, including fees.............      $ 7,606,163          $710,726           9.34%      $ 7,258,979          $634,837
Taxable securities................        2,616,856           180,150           6.88         2,628,693           167,111
Tax-exempt securities.............           53,106             4,497           8.47           114,093             8,965
Short-term investments............           53,781             3,139           5.84            47,037             2,589
Mortgage loans held for sale......           59,003             5,634           9.55            99,815             7,992
                                        -----------          --------                      -----------          --------
Interest-earning assets, gross....       10,388,909           904,146           8.70        10,148,617           821,494
Net unrealized (losses) gains on
 available for sale securities....          (48,585)                                           (23,721)
Other assets, net.................          932,110                                            913,716
                                        -----------                                        -----------
Total assets......................      $11,272,434                                        $11,038,612
                                        ===========                                        ===========

Liabilities and
  Shareholders' Equity
Interest checking.................      $   895,404          $ 12,805           1.43%      $   955,370          $ 11,671
Money market......................        1,719,112            79,642           4.63         1,598,658            62,117
Savings deposits..................          250,810             3,351           1.34           340,044             5,286
Time deposits.....................        3,682,618           215,550           5.85         3,706,959           189,790
                                        -----------          --------                      -----------          --------
Total interest-bearing deposits...        6,547,944           311,348           4.75         6,601,031           268,864
Borrowed funds....................        1,582,687            96,758           6.11         1,406,390            69,671
Long-term debt....................        1,012,329            66,009           6.52           867,641            51,896
                                        -----------          --------                      -----------          --------
Interest-bearing liabilities......        9,142,960           474,115           5.19         8,875,062           390,431
                                                             --------                                           --------

Demand, noninterest-bearing.......        1,112,189                                          1,146,657
Other liabilities.................          127,661                                            152,932
Shareholders' equity..............          889,624                                            863,961
                                        -----------                                        -----------
Total liabilities and
 shareholders' equity.............      $11,272,434                                        $11,038,612
                                        ===========                                        ===========


Interest rate spread..............                                              3.51%
Net yield on interest-earning
 assets, gross....................      $10,388,909          $430,031           4.14%      $10,148,617          $431,063
                                        ===========          ========                      ===========          ========


Taxable equivalent adjustment.....                           $  9,953                                           $ 12,338
                                                             ========                                           ========
                                             1999                            1998
                                             ----                            ----
                                            Average       Average           Interest          Average
                                            -------       -------           --------          -------
                                            Yield/        Balance           Income/           Yield/
                                            ------        -------           -------           ------
                                             Rate                           Expense            Rate
                                             ----                           -------            -----
                                                             (dollars in thousands)
Assets
Loans, including fees.............           8.75%      $ 6,600,052         $606,309           9.19%
Taxable securities................           6.36         2,465,775          162,242           6.58
Tax-exempt securities.............           7.86            97,663            6,454           6.61
Short-term investments............           5.92            60,271            3,206           5.56
Mortgage loans held for sale......           8.01            98,516            8,079           8.20
                                                        -----------         --------
Interest-earning assets, gross....           8.10         9,322,277          786,290           8.44
Net unrealized (losses) gains on
 available for sale securities....                           16,097

Other assets, net.................                          856,724
                                                        -----------
Total assets......................                      $10,195,098
                                                        ===========

Liabilities and
  Shareholders'  Equity
Interest checking.................           1.22%      $   942,759         $ 14,431           1.53%
Money market......................           3.89         1,363,382           56,578           4.15
Savings deposits..................           1.55           405,086            8,519           2.10
Time deposits.....................           5.12         3,696,385          202,439           5.48
                                                        -----------         --------
Total interest-bearing deposits...           4.07         6,407,612          281,967           4.40
Borrowed funds....................           4.95         1,164,217           61,610           5.29
Long-term debt....................           5.98           602,740           38,748           6.43
                                                        -----------         --------
Interest-bearing liabilities......           4.40         8,174,569          382,325           4.68
                                                                            --------

Demand, noninterest-bearing.......                        1,073,375
Other liabilities.................                          147,746
Shareholders' equity..............                          799,408
                                                        -----------
Total liabilities and
 shareholders' equity.............                      $10,195,098
                                                        ===========


Interest rate spread..............           3.70%                                             3.76%
Net yield on interest-earning
 assets, gross....................           4.25%      $ 9,322,277         $403,965           4.33%
                                                        ===========         ========


Taxable equivalent adjustment.....                                          $ 11,244
                                                                            ========

_____________________
(1) Nonperforming loans are included in average balances for yield computations.

(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 2000 of 35.0% and 6.9%, for 1999 of 35.0% and 7.0%, and for 1998 of 35.0% and
    7.25% for federal and state purposes, respectively.

Table 7
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AND VOLUME/RATE VARIANCE--TAXABLE EQUIVALENT BASIS
------------------------------------------------------------------------------------------------------------------------------------

                                                                  2000-1999                                       1999-1998
                                                    --------------------------------------------------------------------------------
                                                                Variance attributable to:                 Variance attributable to:
                                                                -------------------------                 -------------------------
                                                     Income/                                  Income/
                                                     Expense                                  Expense
                                                     Variance      Volume         Rate        Variance      Volume           Rate
                                                     --------      ------         ----        --------      ------           ----
                                                                                      (thousands)
Interest Income
Loans, including fees...................             $75,889     $   31,218      $44,671      $ 28,528    $   58,570       $(30,042)
Taxable securities......................              13,039           (756)      13,795         4,869        10,480         (5,611)
Tax-exempt securities...................              (4,468)        (5,117)         649         2,511         1,182          1,329
Short-term investments..................                 550            387          163          (617)         (725)           108
Mortgage loans held for sale............              (2,358)        (3,696)       1,338           (87)          106           (193)
                                                     -------     ----------      -------      --------    ----------       --------
                  Total interest income.              82,652         22,036       60,616        35,204        69,613        (34,409)

Interest Expense
Interest checking.......................               1,134           (766)       1,900        (2,760)          191         (2,951)
Money market............................              17,525          4,934       12,591         5,539         9,309         (3,770)
Savings deposits........................              (1,935)        (1,260)        (675)       (3,233)       (1,232)        (2,001)
Time deposits...........................              25,760         (1,254)      27,014       (12,649)          578        (13,227)
                                                     -------     ----------      -------      --------    ----------       --------

Total interest-bearing deposits.........              42,484          1,654       40,830       (13,103)        8,846        (21,949)
Borrowed funds..........................              27,087          9,447       17,640         8,061        12,189         (4,128)
Long-term debt..........................              14,113          9,161        4,952        13,148        16,006         (2,858)
                                                     -------     ----------      -------      --------    ----------       --------
                  Total interest expense              83,684         20,262       63,422         8,106        37,041        (28,935)
                                                     -------     ----------      -------      --------    ----------       --------
                  Net interest income...             $(1,032)    $    1,774      $(2,806)     $ 27,098    $   32,572       $ (5,474)
                                                     =======     ==========      =======      ========    ==========       ========

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

     Total nonperforming assets, including nonperforming loans and foreclosed properties, were $54.4 million at December 31, 2000 compared with $35.8 million at December 31, 1999. Nonperforming assets as a percentage of total assets were
0.47 percent and 0.31 percent at December 31, 2000 and 1999, respectively. Additional nonperforming commercial and industrial loans and loans secured by real estate were the main reasons for the increase, with no concentration in any one industry. Commercial and industrial nonperforming assets increased $15.6 million while loans secured by real estate increased $4.4 million. These increases were slightly offset by decreases in the agricultural loan and leasing categories of $339,000 and $706,000, respectively. During 2000, Centura reclassified approximately $6.0 million of nonperforming loans to other assets due to management's intent to sell these loans. The loans were transferred to other assets at the lower of cost or market resulting in a $1.4 million charge to other noninterest income. Table 10, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years.

     During the third quarter of 1999, Centura charged-off $11.8 million of loans outstanding to Pluma, Inc. ("Pluma"), an Eden, North Carolina based manufacturer and distributor of fleece and jersey sportswear. Excluding the impact of the Pluma charge-off and the subsequent recovery of $1.3 million that was received in the first quarter of 2000, net charge-offs in 2000 totaled $24.0 million, representing 0.32 percent of average loans when compared to 1999's net charge-offs of $25.5 million, or 0.35 percent of average loans. The decline was primarily the result of a decline in commercial and industrial charge-offs of $3.6 million, excluding the impact of Pluma. This decline in the commercial and industrial category was partially offset by increases in the loans secured by real estate and credit card categories which increased by $566,000 and $1.1 million, respectively. These increases were mainly the result of the current economic environment. Including Pluma, 1999 year-to-date net charge-offs were $37.3 million or 0.51 percent of average loans.

     The allowance for loan and lease losses ("AFLL") is the amount considered adequate to cover probable incurred credit losses in Centura's loan portfolio existing at the balance sheet date. The allowance for loan losses ended 2000 at $104.3 million, representing 1.36 percent of outstanding loans compared to $95.5 million, or 1.28 percent of outstanding loans at year-end 1999. A provision for loan losses is charged against earnings in order to maintain the AFLL at a level that reflects management's assessment of the risk inherent in the loan portfolio. The amount provided for loan losses during 2000 totaled $31.8 million as compared to $40.8 million for 1999. The decrease is mainly attributable to additional loan provision recorded during 1999 as a result of Pluma, discussed above. The amount provided for in 2000 includes $5.0 million of additional loan loss provisions recorded in the second quarter in order to align the credit risk management methodologies of Triangle with those of Centura. For additional information with respect to the activity in the AFLL, see Tables 8 and 9, "Analysis of Allowance for Loan Losses" and "Allocation of Allowance for Loan Losses," respectively.

     The allocated portion of the allowance of $86.1 million as of December 31, 2000 includes both a specific and general allocation. The AFLL for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. The AFLL for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates. Loss percentages assigned for each loan grade used to develop the general allowance are determined based on periodic evaluation of actual loss experience over a period of time and management's estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the AFLL is assessed, including the average term of the portfolio. Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. Included in the AFLL is an unallocated amount that represents the result of analyzing less quantifiable factors such as economic trends and other risk factors that are inherent in the loan portfolio.

     During the fourth quarter of 2000, Centura's management adjusted the risk factors used for the general allocation of the allowance among the respective loan categories. The risk factors were revised primarily in light of the current economic trends and market conditions and in consideration of the trend in historical charge-off levels and delinquencies for each loan type. Growth of the commercial and retail loan portfolios coupled with the allowance allocation adjustments resulted in the increase in the allocated allowance assigned to the various loan categories.

     Accruing loans past due ninety or more days were $12.3 million at December 31, 2000, down $2.0 million from the prior year. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     In addition to nonperforming assets and past due loans, management has identified approximately $45.0 million in loans that are currently performing in accordance with their contractual terms that management believes may become nonperforming during the remaining term of the loan.

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

Table 8
----------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000       1999       1998       1997       1996
                                                                              --------    -------    -------    -------    -------
                                                                                            (dollars in thousands)
Allowance for loan losses at beginning of year                                $ 95,500    $91,894    $86,373    $77,917    $72,776
Allowance related to loans transferred or sold.............................       (368)      (556)        --         --         --
Allowance for acquired loans...............................................         --        605      2,068      4,338      1,142
Provision for loan losses..................................................     31,815     40,828     20,759     18,764     12,261
Charge-offs:
 Real estate loans.........................................................      2,811      2,322      1,469      1,931      1,273
 Commercial and industrial loans...........................................      7,594     22,862      6,700      6,339      4,940
 Agricultural loans (excluding real estate)................................        670        760         95        256         70
 Consumer loans............................................................     12,352     10,934      9,247      7,772      5,385
 Leases....................................................................      4,717      4,132      3,503      2,164        668
 Other.....................................................................         17         34        249        935        274
                                                                              --------    -------    -------    -------    -------
   Total charge-offs.......................................................     28,161     41,044     21,263     19,397     12,610
                                                                              --------    -------    -------    -------    -------
Recoveries on loans previously charged-off:
 Real estate loans.........................................................        153        230        193        751        883
 Commercial and industrial loans...........................................      2,777      1,398      1,462      2,635      1,985
 Agricultural loans (excluding real estate)................................          4          9         --         45         10
 Consumer loans............................................................      2,257      1,846      2,088      1,206      1,347
 Leases....................................................................        298        290        214        114        123
                                                                              --------    -------    -------    -------    -------
   Total recoveries on loans previously charged-off........................      5,489      3,773      3,957      4,751      4,348
                                                                              --------    -------    -------    -------    -------
Net charge-offs............................................................     22,672     37,271     17,306     14,646      8,262
                                                                              --------    -------    -------    -------    -------
Allowance for loan losses at end of year...................................   $104,275    $95,500    $91,894    $86,373    $77,917
                                                                              ========    =======    =======    =======    =======

Allowance and Loss Ratios:
Allowance for loan losses to total loans...................................       1.36  %    1.28  %    1.30  %    1.38  %    1.41 %
Net charge-offs to average loans...........................................       0.30       0.51       0.26       0.25       0.15
Allowance for loan losses to nonperforming loans...........................       2.15  x    3.25  x    2.47  x    2.66  x    2.89 x

_________________

Table 9
------------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000      1999      1998      1997      1996
                                                                              --------   -------   -------   -------   -------
                                                                                                (thousands)
Commercial, financial, and agricultural....................................   $ 30,089   $23,795   $22,137   $20,605   $18,001
Consumer...................................................................     20,571    16,277    14,287    13,296    11,688
Real estate -- mortgage....................................................     20,812    20,780    25,260    21,904    19,051
Real estate -- construction and land development...........................     10,481     6,430     7,830     7,252     7,643
Leases.....................................................................      4,182     3,893     8,961     6,114     2,142
Unallocated................................................................     18,140    24,325    13,419    17,202    19,392
                                                                              --------   -------   -------   -------   -------
Allowance for loan losses at end of year...................................   $104,275   $95,500   $91,894   $86,373   $77,917
                                                                              ========   =======   =======   =======   =======


     The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations. Refer to Table 3 for percentages of loans in each category to total loans.

Table 10
---------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS
---------------------------------------------------------------------------------------------------------------------------
                                                                           2000       1999       1998       1997       1996
                                                                        -------    -------    -------    -------    -------
                                                                                      (dollars in thousands)
Nonaccrual loans*....................................................   $48,475    $29,415    $37,238    $32,466    $26,494
Restructured loans...................................................        --         --         --         --        497
                                                                        -------    -------    -------    -------    -------
 Nonperforming loans.................................................    48,475     29,415     37,238     32,466     26,991
Foreclosed property..................................................     5,897      6,421      7,913      7,131      6,296
                                                                        -------    -------    -------    -------    -------
Total nonperforming assets...........................................   $54,372    $35,836    $45,151    $39,597    $33,287
                                                                        =======    =======    =======    =======    =======

Accruing loans past due ninety days or more..........................   $12,338    $14,366    $14,777    $13,130    $12,507

Nonperforming Assets To:
 Loans and foreclosed property.......................................      0.71  %    0.48  %    0.64  %    0.63  %    0.60  %
 Total assets........................................................      0.47       0.31       0.41       0.41       0.39

* Excludes $6.0 million of nonperforming loans classified as held for accelerated disposition at December 31, 2000.

                         NONINTEREST INCOME AND EXPENSE

     Noninterest income ("NII") includes service charges on deposit accounts, credit card and related fees, insurance and brokerage commissions, trust revenues, mortgage income, operating lease income, and other commissions and fees derived from banking related activities.

     Noninterest income for 2000, excluding gains and losses on sales of investment securities, totaled $182.6 million compared to $171.5 million for 1999, an increase of $11.1 million or 6.5 percent. As a percentage of total revenues, defined as the sum of taxable equivalent net interest income and noninterest income, excluding gains and losses on sales of investment securities, NII grew 130 basis points over 1999 to 29.8 percent. Factors giving rise to the change in noninterest income are discussed in the paragraphs that follow.

     Mortgage income was $33.9 million for the year ended December 31, 2000, an increase of $8.6 million over 1999. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. Mortgage loan sale income increased $11.2 million, mainly due to the recording of a $13.1 million net gain on the sale of approximately $2.1 billion of Centura's mortgage servicing portfolio, which occurred in the third quarter of 2000. The sale of the mortgage servicing portfolio was driven by the value inherent in the rate environment and the opportunity to eliminate volatility to earnings that arises from impairment charges resulting from mortgage prepayments. Also included in mortgage loan sale income for 2000 was revenue of $3.1 million generated by NCS, purchased in the first quarter of 2000. Included in 1999's loan sale income were gains as a result of a balance sheet restructuring totaling $2.2 million and gains of $3.4 million related to the sale of the Ginnie Mae servicing portfolio. A gain of approximately $720,000 was recorded in mortgage income in the fourth quarter of 2000 as a result of the sale of a portion of Centura's residential mortgage loans to FGHE. Partially offsetting the increase in mortgage loan sale income was a $3.7 million decrease from 1999 in mortgage loan origination fees. This decline resulted from reduced origination volume given the rising interest rate environment throughout most of 2000.

     Other noninterest income was $28.9 million for the year ended December 31, 2000, an increase of $3.8 million over 1999. Included in 2000's other noninterest income were gains of $10.2 million received on the sale of branches required by the Federal Reserve and Department of Justice to be divested as a result of the merger with Triangle. Mitigating this gain were approximately $4.9 million of write-downs and losses on investments classified in other assets and losses on sales of securities from the investment portfolio, other than those losses associated with the Triangle investment portfolio restructuring. Unfavorably impacting noninterest income during 2000 was the transfer of approximately $6.0 million in nonperforming loans to other assets. The loans were transferred at the lower of cost or market, resulting in a $1.4 million charge to other noninterest income. Revenue associated with Centura's investment in bank-owned life insurance resulted in an increase to other noninterest income year over year. Impacting other noninterest income in 1999 was the sale of CLG, which generated a gain of $4.9 million. This sale resulted in a decline to 2000's revenues of approximately $5.8 million that CLG generated from its leasing activities.

     Excluding merger-related and other significant charges of $28.5 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively, noninterest expense ("NIE") totaled $350.6 million, a 1.5 percent increase over 1999. Including the merger-related and other significant charges, NIE totaled $379.1 million for 2000 compared to 1999 NIE of $352.3 million. Personnel costs are the single largest component of NIE and increased 4.5 percent or $7.6 million over 1999. Included in 2000's personnel costs are incremental salary expenses related to the addition of the newly acquired NCS employees, the filling of previously vacant positions, an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution
and an increase in incentive compensation accruals.   Favorably impacting
personnel expense in 2000 were the third quarter 1999 sale of CLG and efficiencies realized from the merger with Triangle. Professional fees, which included fees totaling approximately $1.4 million paid for Year 2000 remediation during 1999, declined $734,000. Fees for outsourced services, a volume driven expense, rose $2.0 million. Occupancy and equipment expenses declined $713,000 and $2.4 million, respectively, influenced by office consolidations and divestitures associated with the Triangle merger and the unexpected Hannaford in-store closings. The remaining difference was spread across various other noninterest expense categories.


                               INCOME TAX EXPENSE

     Income tax expense for 2000, 1999 and 1998 was $56.1 million, $66.1 million and $63.5 million, respectively. The 2000, 1999, and 1998 effective tax rates were 36.2 percent, 33.7 percent, and 34.2 percent, respectively. The effective tax rate for 2000 was impacted by certain merger-related charges that were not tax deductible while 1999's effective tax rate was reduced as a result of adjustments to expected recoverable amounts. Refer to the Notes to Consolidated Financial Statements, Note 15, for a reconciliation of the statutory federal income tax rate of 35.0 percent to the effective tax rates for the periods presented.

                          EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of December 31, 2000 and 1999 was $956.4 million and $859.7 million, respectively, and represented 8.3 percent and 7.6 percent of year-end assets, respectively. The growth in shareholders' equity was a result of 2000 earnings, the exercise of stock options and the change in unrealized gains and losses on available for sale securities. Offsetting increases to shareholders' equity were repurchases of common stock, which Centura executes from time to time, and dividends to shareholders. During the third quarter of 2000, Centura's Board of Directors authorized a share repurchase program of up to 1.5 million shares of Centura common stock, with the total purchase price not to exceed $67.5 million. Centura repurchased 551,800 shares of common stock for an aggregate cost of $20.8 million and 764,205 shares of common stock for an aggregate cost of $36.4 million during 2000 and 1999, respectively. Centura intends to discontinue the repurchase of shares given the proposed merger with RBC.

     Centura's common stock is traded on the New York Stock Exchange under the symbol "CBC." At December 31, 2000, Centura had approximately 18,254 shareholders and had 39,427,056 shares outstanding. Annual cash dividends have consistently increased and have been paid without interruption over the past 33 years. Generally, dividends are paid on or about the 15th day of the final month in the quarter. For 2000 and 1999, cash dividends paid, without giving effect to mergers accounted for as pooling-of interests, were $53.2 million and $35.0 million, respectively, representing $1.34 and $1.25 on a per share basis, respectively.

     Centura's capital ratios are greater than the minimums required by regulatory guidelines. Centura intends to maintain an optimal capital and leverage mix. At December 31, 2000, Centura and the Bank had the requisite capital levels to qualify as well-capitalized. As a result of its well-capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. Note 20 in the consolidated financial statements presents the capital ratios for Centura and the Bank for 2000 and 1999. As discussed in the "Liquidity" section, Capital Securities are a component of tier 1 capital.

Table 11
------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
------------------------------------------------------------------------------------------------------
                                                                           Total     Tier I    Tier I
                                                                          Capital   Capital   Leverage
                                                                          --------  --------  ---------
2000....................................................................     12.7%     10.4%       8.1%
1999....................................................................     12.6      10.4        8.0
Minimum requirement.....................................................      8.0       4.0        4.0

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

     The Bank's traditional funding sources consist primarily of core deposits, established federal funds lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans. At December 31, 2000, the Bank had $2.2 billion in total federal funds lines available. In addition, Centura Bank has the ability to borrow from the FHLB up to 21 percent of the Bank's total assets. The amount outstanding to the FHLB at December 31, 2000 amounted to $864.1 million.

     The Bank also has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by
Centura.   Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2000 and 1999, there were $125.0 million of 6.5 percent, 10 year, subordinated bank notes outstanding. In addition, Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposit.

     Finally, Centura has the ability to draw from an unsecured line of credit of up to $60.0 million from a nonaffiliated bank. At both December 31, 2000 and 1999, $10.0 million was outstanding under this line.

     Management is not aware of any events that are reasonably likely to have a material negative effect on Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material negative effect on Centura.


                                  MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Centura's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. Centura's objective is to manage the mix of interest-sensitive assets and liabilities to minimize interest rate risk and stabilize the net interest margin and the market value of equity while optimizing profit potential. Centura trading activities are minimal and Centura is not subject to significant currency exchange risk or commodity price risk.

     The table below illustrates the scheduled maturity of selected on-balance sheet financial instruments and their estimated fair values at December 31, 2000. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted-average interest rate by exposure category. Weighted-average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on rates evolving along the implied forward yield curve at year-end and reflect market conventional prepayment behavior. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into "core" and "non-core" components. The non-core cashflows are scheduled to mature in 2001 while the core cashflows are presented based on management's assessment of runoff.

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

Table 12
------------------------------------------------------------------------------------------------------------------------------------

RATE SENSITIVE ON-BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------------------------------------------------------------------------------------
                                                          Principal Maturing In:
                                  ---------------------------------------------------------------------
                                                                                                                     Fair Value
                                                                                                                      December
                                        2001        2002       2003       2004       2005    Thereafter     Total     31, 2000
                                        ----        ----       ----       ----       ----    ----------     -----     --------
                                                                          (dollars in thousands)
Rate Sensitive Assets:
Loans, gross
  Fixed rate......................   $1,646,907   $667,694   $378,579   $201,414   $ 91,502    $268,989   $3,255,085    $3,311,722
  Average rate (%)................         8.33       8.69       8.67       8.79       8.19        8.44         8.47
  Variable rate...................    2,590,031    837,171    471,296    349,393     54,582     114,133    4,416,606     4,534,521
  Average rate (%)................         9.00       8.85       9.00       9.29       8.47        8.22         8.97
Investment securities
  Fixed rate......................      367,450    334,038    469,227    147,742    348,531     670,413    2,337,401     2,367,722
  Average rate (%)................         6.54       6.31       7.01       6.69       6.73        6.37         6.59
  Variable rate...................       47,683     82,815     23,619     27,069     17,248     136,817      335,251       338,188
  Average rate (%)................         6.81       6.93       7.06       6.72       7.01        7.35         7.08
Rate Sensitive Liabilities:
Interest-bearing checking,
  savings, money market...........   $1,806,826   $191,857   $191,857   $191,857   $191,857    $383,715   $2,957,969    $2,957,969
  Average rate (%)................         4.28       1.71       1.77       1.80       1.80        1.86         3.32
Time deposits.....................    2,167,664    929,886    251,329     66,614    122,982      79,575    3,618,050     3,646,008
  Average rate (%)................         5.93       6.49       6.66       5.83       6.14        6.14         6.13
Borrowed funds....................    1,566,611          -          -          -          -           -    1,566,611     1,566,611
  Average rate (%)................         5.87          -          -          -          -           -         5.87
Long-term debt....................      230,115    403,935        122        126        130     450,334    1,084,762     1,131,281
  Average rate (%)................         5.77       5.79       2.49       2.50       2.52        6.69         6.16


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

     Off-balance sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and option contracts ("swaps," "floors," "caps," "futures," and options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps, floors and caps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Table 13 summarizes Centura's off-balance sheet derivative financial instruments at December 31, 2000. Notional amounts represent the amount on which calculations of interest payments to be exchanged are based. Refer to Note 16 of the Notes to Consolidated Financial Statements for a comparative summary of Centura's off-balance sheet instruments at December 31, 2000 and 1999 and for a detailed discussion of related risks and to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policy for these off-balance sheet financial instruments. On-balance sheet and off-balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the on-balance sheet or off-balance sheet position should not be viewed independently.

     During 2000, Centura terminated certain derivative contracts and deferred the resulting net gains amounting to $3.2 million. These net gains will be amortized over the shorter of the life of the derivative instrument or the hedged item. Since the risk characteristics of the terminated transactions largely offset each other, terminating the transactions did not materially alter Centura's market risk position. Centura expects to continue to use derivatives, cash market instruments, and other methods to manage its market risk in the future. See discussion with respect to adoption of SFAS 133 in the "Current Accounting Matters" section.

Table 13
------------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------------------------------------------------------------------------------------------------

                                                  Notional Amounts Maturing In:
                                  -----------------------------------------------------------------
                                                                                                                          Weighted
                                                                                                    Fair Value             Average
                                                                                                     12/31/00   Carrying  Remaining
                                                                                                       Gain/     Value   Contractual
                                       2001   2002     2003     2004     2005  Thereafter   Total     (Loss)    12/31/00   (Years)
                                   -------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Corporation Pays Fixed Rates,
 Receives Variable                  $     -  $   -  $     -  $     -  $     -    $ 43,145  $ 43,145   $(1,020)  $      -        9.8
 Average rate paid (%)............        -      -        -        -        -        6.43      6.43         -          -          -
 Average rate received (%)........        -      -        -        -        -        6.70      6.70         -          -          -
Corporation Pays Variable Rates,
 Receives Fixed                       3,000      -   45,000   40,000   90,000     119,000   297,000     1,204          -        6.7
 Average rate paid (%)............     6.65      -     6.51     6.65     6.61        6.60      6.60         -          -          -
 Average rate received (%)........     5.50      -     6.67     6.00     6.91        7.10      6.81         -          -          -
Interest Rate Caps (LIBOR)           16,868      -        -        -        -           -    16,868         -          2        0.5
 Average strike rate (%)..........     7.75      -        -        -        -           -      7.75         -          -          -


     Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 2000 shows Centura's interest rate risk position to be relatively neutral: net interest income would not vary by more than approximately 1 percent and the estimated market value of equity would not vary by more than approximately 3.0 percent. Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholders' equity and a satisfactorily high and stable estimated market value of equity.

     An interest rate gap analysis is shown in Table 14 as of December 31, 2000. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management's assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. At December 31, 2000, Centura had a negative one-year cumulative interest sensitivity gap of approximately $452.9 million. The interest rate gap analysis is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Table 14
------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------

                                                                       As of December 31, 2000(2)
                                                                                        181-365   Total Under Total Over
                                      1-30 days   31-60 Days   61-90 Days  91-180 Days    Days     One Year    One Year     Total
                                     -----------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
Interest-Earning Assets
Loans...............................  $4,427,660  $  209,574   $ 191,270   $ 427,635   $ 656,635  $5,912,774  $1,758,917 $ 7,671,691
Investment securities...............      85,142      26,125      63,594      97,741     241,786     514,388   2,158,264   2,672,652
Other short-term investments........      22,475           -           -           -           -      22,475           -      22,475
Mortgage loans held for sale........      56,907           -           -           -           -      56,907           -      56,907
                                      ----------  ----------   ---------   ---------   ---------  ----------  ---------- -----------
Total interest-earning assets.......   4,592,184     235,699     254,864     525,376     898,421   6,506,544   3,917,181  10,423,725
Notional amount of interest rate
 swaps..............................      24,231       2,359      16,555           -       3,000      46,145     294,000     340,145
                                      ----------  ----------   ---------   ---------   ---------  ----------  ---------- -----------
Total interest-earning assets and
 off-balance sheet derivative
 financial instruments..............  $4,616,415  $  238,058   $ 271,419   $ 525,376   $ 901,421  $6,552,689  $4,211,181 $10,763,870
                                      ==========  ==========   =========   =========   =========  ==========  ========== ===========
Interest-Bearing Liabilities
Time deposits over $100.............  $  133,295  $  100,568   $  83,308   $ 128,087   $ 114,596  $  559,854  $  144,583 $   704,437
All other deposits (1)..............   2,214,280     429,798     373,704     442,282     601,297   4,061,361   2,941,342   7,002,703
Borrowed funds......................   1,059,224     250,505     256,882           -           -   1,566,611           -   1,566,611
Long-term debt......................     100,707     239,035     175,036         109       5,228     520,115     564,647   1,084,762
                                      ----------  ----------   ---------   ---------   ---------  ----------  ---------- -----------
Total interest-bearing liabilities..   3,507,506   1,019,906     888,930     570,478     721,121   6,707,941   3,650,572  10,358,513
Notional amount of interest rate
 swaps..............................     124,050      70,020      73,081      30,144         305     297,600      42,545     340,145
Total interest-bearing liabilities    ----------  ----------   ---------   ---------   ---------  ----------  ---------- -----------
 and off-balance derivative
 financial instruments..............  $3,631,556  $1,089,926   $ 962,011   $ 600,622   $ 721,426  $7,005,541  $3,693,117 $10,698,658
                                      ==========  ==========   =========   =========   =========  ==========  ========== ===========

Interest sensitivity gap per period.. $  984,859  $ (851,868)  $(690,592)  $ (75,246)  $ 179,995  $ (452,852)
Cumulative interest sensitivity gap      984,859     132,991    (557,601)   (632,847)   (452,852)
Cumulative ratio of interest-
sensitive assets to interest-
sensitive liabilities...............        1.27x       1.03x       0.90x       0.90x       0.94x

___________________
(1) To be consistent with simulation modeling, checking, regular money market, and regular savings accounts are separated into core and non-core components. The non-core component is repriced evenly over the first 3 months. The core component is spread evenly over a 7 year period.

(2) Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities' principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.

                            FOURTH QUARTER RESULTS

     Net income for 2000's fourth quarter was $35.8 million or $0.90 per diluted share as compared to $35.5 million or $0.89 per diluted share for the fourth quarter of 1999.

     Average interest-earning assets for 2000's fourth quarter were $10.5 billion compared to $10.3 billion in the prior year. Average interest-bearing liabilities were $9.2 billion for the quarter ended December 31, 2000 in comparison to $9.1 billion for the quarter ended December 31, 1999. The average rate earned and paid on interest-earning assets and interest-bearing liabilities were 8.90 percent and 5.40 percent, respectively, for fourth quarter 2000 compared to 8.18 percent and 4.54 percent, respectively, for fourth quarter 1999. Taxable equivalent net interest income declined $334,000 from the fourth quarter of 1999, totaling $110.0 million for the fourth quarter of 2000. The net interest margin declined 6 basis points to 4.14 percent for the quarter ended December 31, 2000.

     Noninterest income increased $5.3 million when compared to fourth quarter 1999 to total $43.3 million, primarily the result of an increase in mortgage income of $3.2 million. A gain of approximately $720,000 was recorded in mortgage income in the fourth quarter of 2000 as a result of the sale of portions of Centura's residential mortgage loans to FGHE. NCS, acquired in the first quarter of 2000, generated an additional $950,000 of mortgage income while origination fees grew by approximately $890,000 quarter over quarter. The final component of mortgage income experiencing significant change, income from mortgage sales, grew $1.2 million over the prior year's fourth quarter. During the fourth quarter 2000, Centura recognized to other noninterest income its portion of FGHE's net income, which amounted to $765,000. Unfavorably impacting fourth quarter other noninterest income was the transfer of approximately $6.0 million in nonperforming loans to other assets, a result of management's intention to sell such loans. The loans were transferred to other assets at the lower of cost or market resulting in a $1.4 million charge to other noninterest income. Revenue associated with Centura's investment in bank-owned life insurance resulted in an increase to noninterest income fourth quarter over fourth quarter. The remainder of the difference was spread across various noninterest income categories.

     Noninterest expense increased $7.8 million from the fourth quarter of 1999 to total $90.8 million. Personnel expenses were up $5.0 million, reflecting the addition of the newly acquired NCS employees and higher fringe benefit costs associated with an increase in 401(k) expense as a result of management's decision to increase the employer matching contribution and an increase in incentive compensation accruals. Customer research and other marketing initiatives caused marketing expenses to increase by $1.5 million. Fees for outsourced services, a volume driven expense, increased $701,000 in comparison to 1999's fourth quarter while losses other than loans were down $522,000. The remaining difference was spread across the remaining noninterest expense categories.

     The efficiency ratio for the fourth quarter of 2000 was 59.23 percent compared to 55.94 percent for the fourth quarter of 1999.

     Table 15, "Quarterly Financial Summary," presents the quarterly results of operations, selected average balances and certain other selected data by quarter for the years ended December 31, 2000 and 1999.

Table 15
------------------------------------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL SUMMARY
------------------------------------------------------------------------------------------------------------------------------
                                                           2000                                        1999
                                                           ----                                        ----
                                         Fourth      Third     Second      First     Fourth      Third     Second      First
                                         Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                         -------    -------    -------    -------    -------    -------    -------    -------
Summary of Operations
(thousands)
Interest income.......................   $233,499   $227,544   $217,718   $215,432   $211,362   $204,747   $197,851   $195,196
Interest expense......................    125,980    123,309    114,202    110,624    104,320     98,140     94,061     93,910
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................    107,519    104,235    103,516    104,808    107,042    106,607    103,790    101,286
Provision for loan losses.............      6,960      6,960     11,920      5,975      8,894     16,006      8,347      7,581
Noninterest income....................     43,332     40,216     33,903     28,269     38,010     46,381     43,812     42,694
Noninterest expense...................     90,799     85,417     92,274    110,642     82,956     88,515     86,402     94,450
Income taxes..........................     17,298     18,071     12,302      8,425     17,653     16,514     17,197     14,770
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net income............................   $ 35,794   $ 34,003   $ 20,923   $  8,035   $ 35,549   $ 31,953   $ 35,656   $ 27,179
                                         ========   ========   ========   ========   ========   ========   ========   ========

Per Common Share
Net income - basic....................   $   0.91   $   0.85   $   0.53   $   0.20   $   0.90   $   0.80   $   0.90   $   0.68
Net income - diluted..................       0.90       0.85       0.52       0.20       0.89       0.79       0.88       0.67
Cash dividends*.......................       0.34       0.34       0.34       0.32       0.32       0.32       0.32       0.29

Selected Average Balances
(millions)
Assets................................   $ 11,406   $ 11,262   $ 11,088   $ 11,333   $ 11,244   $ 11,066   $ 10,973   $ 10,868
Loans, gross..........................      7,713      7,631      7,604      7,481      7,363      7,305      7,231      7,123
Deposits..............................      7,656      7,585      7,582      7,819      7,865      7,771      7,717      7,635
Shareholders' equity..................        926        902        869        860        862        870        866        859

Market Prices
High..................................   $ 48.250   $ 38.313   $ 45.688   $ 45.813   $ 52.938   $ 58.125   $ 62.000   $ 73.875
Low...................................     33.625     31.125     33.953     33.750     41.375     39.625     54.938     58.188
Close.................................     48.250     38.313     33.953     45.813     44.125     41.375     56.375     58.188

* amounts presented have not been restated for mergers accounted for under the pooling-of-interests method.


                             1999 COMPARED TO 1998

     Centura reported net income of $130.3 million or $3.23 per diluted share for the year ended December 31, 1999 compared with $122.2 million or $3.03 per diluted share reported in 1998. Included in 1999's earnings were $8.4 million of merger-related expenses incurred as a result of the March 1999 merger with First Coastal. Excluding these merger-related expenses, diluted EPS would have been $3.37 per share. Items of significance are discussed below.

     Taxable equivalent net interest income rose $27.1 million, or 6.7 percent, to total $431.1 million for 1999, primarily due to the combination of interest rate and portfolio mix changes, and the impact of average interest-earning asset growth exceeding the growth in interest-bearing liabilities. Average interest-earning assets increased $786.5 million while interest-bearing liabilities increased $700.5 million. The net interest margin decreased to 4.25 percent during 1999 from 4.33 percent during 1998. The margin was influenced by slightly tighter credit spreads for loans in increasingly competitive markets and the partial reliance of funding these loans with market rate sensitive liabilities. Net interest income, excluding the taxable equivalent adjustment, was $418.7 million in 1999 compared to $392.7 million in 1998.

     Nonperforming assets were $35.8 million at December 31, 1999, representing
0.31 percent of total assets, compared with nonperforming assets of $45.2 million or 0.41 percent of total assets at year-end 1998. The allowance for loan losses represented 1.28 percent of total loans at year-end 1999 compared with coverage of 1.30 percent at year-end 1998. Net charge-offs were 0.51 percent and
0.26 percent of average loans at December 31, 1999 and 1998, respectively. During 1999, Centura charged-off $11.8 million of loans outstanding to Pluma, Inc. Net charge-offs to average loans, excluding this charge-off, would have been 0.35 percent. The amount provided for loan losses during 1999 totaled $40.8 million as compared to $20.8 million for 1998.

     Noninterest income, before gains and losses on securities sales, totaled $171.5 million for 1999 compared to $155.2 million earned for 1998. The increase in NII between 1998 and 1999 was primarily driven by income received from service charges on deposits, brokerage commissions, credit card related fees, and other noninterest income. Service charges on deposits, the largest component of NII, increased $6.3 million, with changes to the fee structure for checking account products and NSF fee increases in the beginning of 1999 accounting for the increase. Brokerage commissions, supported by favorable market conditions during the year, were up $3.3 million. Credit card related fees increased $2.0 million over 1998, reflecting greater volume and the restructuring of the Travelsmart credit card product. Other noninterest income increased $2.6 million mainly the result of a $4.9 million gain recorded as a result of the September 1999 sale of Centura's technology leasing subsidiary, CLG. Operating lease income, a component of other noninterest income and directly impacted by this sale, declined $1.3 million year to year.

     Excluding, merger-related charges of $6.9 million related to the merger with First Coastal, noninterest expense totaled $345.5 million, up 1.7 percent over 1998's total NIE of $339.5 million, excluding merger-related charges of $4.4 million. Personnel costs, the largest component of NIE, increased $6.2 million, primarily as a result of normal salary growth and higher fringe benefit costs. Partially offsetting these increases was management's decision not to pay certain incentive-based bonuses as a result of Centura not achieving established targets. Occupancy expenses and equipment expenses increased $1.9 million and decreased $1.5 million, respectively. Volume driven expenses, such as fees for outsourced services, grew $1.8 million between years, reflecting growth in the customer base and the integration of new customers gained through acquisitions and new locations. As expected, acquisitions during 1999 contributed to a $1.5 million increase in intangibles amortization. Favorably impacting NIE were declines of $2.6 million, $1.1 million and $1.6 million in costs related to marketing, office supplies, and losses other than loans, respectively.


                          CURRENT ACCOUNTING MATTERS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and accordingly, Centura adopted SFAS 133 on January 1, 2001.

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

     At the initial application date of January 1, 2001, Centura recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a gain of approximately $27,000. Further, the initial application of SFAS 133 resulted in Centura recognizing $2.6 million of derivative assets and $2.4 million of derivative liabilities in the consolidated balance sheet. The transition did not result in any adjustments to accumulated other comprehensive income. The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income in any given reporting period. The amount of volatility is based on amounts, positions and market conditions that exist as of and during any reporting period.

     In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. Centura adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on the Centura.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 25-27 of the Form 10-K for quantitative and qualitative disclosures about market risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

The Board of Directors and Shareholders
Centura Banks, Inc.

     Management of Centura Banks, Inc. and its subsidiaries ("Centura") has prepared the consolidated financial statements and other information in the annual report in accordance with generally accepted accounting principles and is responsible for their accuracy.

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

     The Audit Committee of Centura's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. PricewaterhouseCoopers LLP and the Centura's internal auditors have direct access to the Audit Committee.

/S/ Michael S. Patterson
-----------------------
Michael S. Patterson
Chairman of the Board

/S/ Cecil W. Sewell, Jr.
------------------------
Cecil W. Sewell, Jr.
Chief Executive Officer

/S/ Steven J. Goldstein
-----------------------
Steven J. Goldstein
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Centura Banks, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Centura Banks, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Charlotte, North Carolina
January 8, 2001

                     CENTURA BANKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
                                                                                                     ------------
                                                                                                2000              1999
                                                                                                ----              ----
                                                                                            (thousands, except share data)
Assets
Cash and due from banks................................................................       $   356,602        $   356,416
Due from banks, interest-bearing.......................................................            14,928             39,279
Federal funds sold.....................................................................             7,547             28,686
Investment securities:
   Available for sale (cost of $2,623,159 and $2,794,678, respectively)................         2,655,612          2,727,514
   Held to maturity (fair value of $50,298 and $114,521, respectively).................            49,493            114,574
Loans, net of unearned income..........................................................         7,671,691          7,442,238
   Less allowance for loan losses......................................................           104,275             95,500
                                                                                              -----------        -----------
   Net loans...........................................................................         7,567,416          7,346,738
Mortgage loans held for sale...........................................................            56,907             86,532
Premises and equipment.................................................................           157,959            159,300
Other assets...........................................................................           615,545            527,643
                                                                                              -----------        -----------

Total assets...........................................................................       $11,482,009        $11,386,682
                                                                                              ===========        ===========


Liabilities
Deposits:
   Demand, noninterest-bearing.........................................................       $ 1,131,121        $ 1,136,119
   Interest-bearing....................................................................         5,871,582          5,882,744
   Time deposits over $100.............................................................           704,437            878,189
                                                                                              -----------        -----------
     Total deposits....................................................................         7,707,140          7,897,052
Borrowed funds.........................................................................         1,566,611          1,601,238
Long-term debt.........................................................................         1,084,762            904,354
Other liabilities......................................................................           167,071            124,303
                                                                                              -----------        -----------

Total liabilities......................................................................        10,525,584         10,526,947
                                                                                              -----------        -----------

   Commitments and contingencies (Note 16)                                                             --                 --

Shareholders' Equity
Preferred stock, no par value, 25,000,000 shares authorized; none issued...............                --                 --
Common stock, no par value, 100,000,000 shares authorized; shares issued and
 outstanding of 39,427,056 and 39,496,410, respectively................................           272,119            278,689
Common stock acquired by ESOP..........................................................                 -                (28)
Retained earnings......................................................................           669,451            623,870
Unearned compensation..................................................................            (4,084)                 -
Accumulated other comprehensive income (loss)..........................................            18,939            (42,796)
                                                                                              -----------        -----------
Total shareholders' equity.............................................................           956,425            859,735
                                                                                              -----------        -----------
Total liabilities and shareholders' equity.............................................       $11,482,009        $11,386,682
                                                                                              ===========        ===========

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Years Ended December 31,
                                                                          2000                   1999                   1998
                                                                          ----                   ----                   ----
                                                                             (thousands, except share and per share data)
Interest Income
Loans, including fees.......................................           $   709,294            $   633,179            $   605,581
Investment securities:
 Taxable....................................................               173,181                159,605                152,808
 Tax-exempt.................................................                 2,945                  5,791                  5,372
Short-term investments......................................                 3,139                  2,589                  3,206
Mortgage loans held for sale................................                 5,634                  7,992                  8,079
                                                                       -----------            -----------            -----------
Total interest income.......................................               894,193                809,156                775,046

Interest Expense
Deposits....................................................               311,348                268,864                281,967
Borrowed funds..............................................                96,758                 69,671                 61,610
Long-term debt..............................................                66,009                 51,896                 38,748
                                                                       -----------            -----------            -----------
Total interest expense......................................               474,115                390,431                382,325
                                                                       -----------            -----------            -----------

Net Interest Income                                                        420,078                418,725                392,721
Provision for loan losses...................................                31,815                 40,828                 20,759
                                                                       -----------            -----------            -----------
Net interest income after provision for loan losses.........               388,263                377,897                371,962

Noninterest Income
Service charges on deposit accounts.........................                62,783                 63,761                 57,490
Credit card and related fees................................                 8,993                  9,008                  6,992
Other service charges, commissions, and fees................                37,938                 37,924                 33,725
Fees for trust services.....................................                10,005                 10,340                  9,304
Mortgage income.............................................                33,945                 25,304                 25,141
Other noninterest income....................................                28,915                 25,160                 22,587
Securities (losses) gains, net..............................               (36,859)                  (600)                 2,357
                                                                       -----------            -----------            -----------
Total noninterest income....................................               145,720                170,897                157,596

Noninterest Expense
Personnel...................................................               179,003                171,364                165,190
Occupancy...................................................                23,975                 24,688                 22,836
Equipment...................................................                24,887                 27,404                 28,890
Foreclosed real estate losses and related operating                          2,358                  1,697                  1,425
 expense, net...............................................
Merger-related and other significant charges................                28,516                  6,858                  4,373
Other operating expense.....................................               120,393                120,312                121,198
                                                                       -----------            -----------            -----------
Total noninterest expense...................................               379,132                352,323                343,912
                                                                       -----------            -----------            -----------

Income before income taxes..................................               154,851                196,471                185,646
Income taxes................................................                56,096                 66,134                 63,474
                                                                       -----------            -----------            -----------
NET INCOME..................................................           $    98,755            $   130,337            $   122,172
                                                                       ===========            ===========            ===========

Net Income Per Common Share
Basic.......................................................           $      2.49            $      3.28            $      3.10
Diluted.....................................................                  2.47                   3.23                   3.03
Average Common Shares Outstanding
Basic.......................................................            39,706,276             39,729,900             39,416,319
Diluted.....................................................            39,985,966             40,368,276             40,331,079

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                         Common Stock


                                                              Common Stock
                                                              Acquired By        Retained        Unearned
  (thousands, except share data)      Shares       Amount         ESOP           Earnings      Compensation
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          38,733,682    $281,836           $(251)         $443,267        $    --
Comprehensive income:
Net income........................          --          --              --           122,172             --
Minimum pension liability
 adjustment.......................          --          --              --                --             --
Unrealized losses on securities,
 net of tax.......................          --          --              --                --             --

Comprehensive income..............
Common stock issued:
Stock option plans and stock
 awards...........................     389,445       6,972              --                --             --
Acquisitions......................     625,984       6,179              --             6,353             --
Repurchases of common stock.......     (97,813)     (5,258)             --                --             --
Cash dividends declared...........          --          --              --           (32,664)            --
Other.............................        (453)      2,057             144                --             --
                                    ----------    --------   -------------          --------   ------------

Balance, December 31, 1998........  39,650,845    $291,786           $(107)         $539,128        $    --
Comprehensive income:
Net income........................          --          --              --           130,337             --
Minimum pension liability
 adjustment.......................          --          --              --                --             --
Unrealized losses on securities,
 net of tax.......................          --          --              --                --             --
Comprehensive income..............
Common stock issued:
Stock option plans and stock
 awards...........................     486,905      10,203              --                --             --
Acquisitions......................     122,865       8,910              --              (301)            --
Repurchases of common stock.......    (764,205)    (36,385)             --                --             --
Cash dividends declared...........          --          --              --           (44,556)            --
Other.............................          --       4,175              79              (738)            --
                                    ----------    --------   -------------          --------   ------------

Balance, December 31, 1999........  39,496,410    $278,689           $ (28)         $623,870        $    --
Comprehensive income:
Net income........................          --          --              --            98,755             --
Minimum pension liability
 adjustment.......................          --          --              --                --             --

Unrealized gains on securities,
 net of tax.......................          --          --              --                --             --
Comprehensive income..............
Common stock issued:
      Stock option plans and
       stock awards...............     339,240       6,082              --                --             --
      Restricted stock, net.......     128,049       5,291              --                --         (4,084)
Repurchases of common stock.......    (551,800)    (20,806)             --                --             --
Cash dividends declared...........          --          --              --           (53,189)            --
Other.............................      15,157       2,863              28                15             --
                                    ----------    --------   -------------          --------   ------------

Balance, December 31, 2000........  39,427,056    $272,119           $  --          $669,451        $(4,084)
                                    ==========    ========   =============          ========   ============


                                                     Accumulated Other
                                                Comprehensive Income (Loss)
                                             Unrealized
                                           Gains/(Losses
                                           on Securities            Minimum           Total
                                           Available for            Pension        Shareholders
  (thousands, except share data)                Sale                Liability         Equity
-------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $    10,385       $        (280)        $  734,957
Comprehensive income:
Net income........................                    --                  --            122,172
Minimum pension liability
 adjustment.......................                    --                 198                198
Unrealized losses on securities,
 net of tax.......................                (1,878)                 --             (1,878)
                                                                                       --------
Comprehensive income..............                                                      120,492
Common stock issued:
Stock option plans and stock
 awards...........................                    --                  --              6,972

Acquisitions......................                    --                  --             12,532
Repurchases of common stock.......                    --                  --             (5,258)
Cash dividends declared...........                    --                  --            (32,664)
Other.............................                    --                  --              2,201
                                             -----------       -------------           --------

Balance, December 31, 1998........           $     8,507       $         (82)        $  839,232
Comprehensive income:
Net income........................                    --                  --            130,337
Minimum pension liability
 adjustment.......................                    --                  80                 80
Unrealized losses on securities,
 net of tax.......................               (51,301)                 --            (51,301)
                                                                                       --------
Comprehensive income..............                                                       79,116
Common stock issued:
Stock option plans and stock
 awards...........................                    --                  --             10,203
Acquisitions......................                    --                  --              8,609
Repurchases of common stock.......                    --                  --            (36,385)
Cash dividends declared...........                    --                  --            (44,556)
Other.............................                    --                  --              3,516
                                             -----------       -------------           --------

Balance, December 31, 1999........           $   (42,794)      $          (2)        $  859,735
Comprehensive income:
Net income........................                    --                  --             98,755
Minimum pension liability
 adjustment.......................                    --                   2                  2
Unrealized gains on securities,
 net of tax.......................                61,733                  --             61,733
                                                                                       --------
Comprehensive income..............                                                      160,490
Common stock issued:
      Stock option plans and
       stock awards...............                    --                  --              6,082
      Restricted stock, net.......                    --                  --              1,207
Repurchases of common stock.......                    --                  --            (20,806)
Cash dividends declared...........                    --                  --            (53,189)
Other.............................                    --                  --              2,906
                                             -----------       -------------         ----------

Balance, December 31, 2000........           $    18,939       $          --         $  956,425
                                             ===========       =============         ==========

See accompanying notes to consolidated financial statements.

                     CENTURA BANKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years ended December 31,
                                                                                                  ------------------------
                                                                                               2000          1999          1998
                                                                                               ----          ----          ----
                                                                                                          (thousands)
Cash Flows From Operating Activities
Net income..............................................................................  $    98,755   $   130,337   $   122,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses...............................................................       31,815        40,828        20,759
Depreciation on assets under operating lease............................................        7,238        13,320        13,030
Depreciation and amortization, excluding depreciation on assets under operating lease...       40,193        46,302        45,022
Deferred income taxes...................................................................       15,048         8,742         9,164
Loan fees deferred, net.................................................................          882         2,798           815
Bond (discount accretion) and premium amortization, net.................................       (2,211)        4,872         5,081
Losses (gains) on sales of investment securities........................................       36,859           600        (2,357)
Loss on sales of foreclosed real estate.................................................          521           442            66
Gain on sales of equipment under lease..................................................            -        (2,821)       (5,550)
Gain on sale of subsidiary..............................................................            -        (4,893)            -
Gain on sale of mortgage servicing rights...............................................      (14,776)       (3,392)            -
Proceeds from sales of mortgage loans held for sale.....................................      458,303       845,602       985,494
Originations, net of principal repayments, of mortgage loans held for sale..............     (468,808)     (774,640)   (1,088,439)
Increase in accrued interest receivable.................................................       (6,720)       (2,704)       (2,643)
(Decrease) increase in accrued interest payable.........................................       (1,561)        9,009         4,502
Net change in other assets and other liabilities........................................        6,338       (70,943)      (92,213)
                                                                                          -----------   -----------   -----------
Net cash provided by operating activities...............................................      201,876       243,459        14,903
                                                                                          -----------   -----------   -----------

Cash Flows From Investing Activities
Net increase in loans...................................................................     (221,763)     (409,196)     (702,836)
Purchases of:
   Securities available for sale........................................................   (1,510,224)   (1,032,587)   (1,294,537)
   Securities held to maturity..........................................................            -       (26,777)      (22,128)
   Premises and equipment...............................................................      (38,276)      (20,770)      (19,948)
   Other................................................................................      (80,000)      (20,000)      (20,089)
Proceeds from:
   Sales of securities available for sale...............................................    1,337,096       206,765       301,749
   Maturities and issuer calls of securities available for sale.........................      364,495       581,581       679,843
   Maturities and issuer calls of securities held to maturity...........................       10,584        69,425       139,523
   Sales of foreclosed real estate......................................................        8,521        10,197         8,532
   Dispositions of premises and equipment...............................................       12,169         7,409         3,669
   Dispositions of equipment utilized in leasing activities.............................            -         7,369        22,570
   Sale of mortgage servicing rights....................................................       13,417         8,295             -
Net cash received in mergers, acquisitions, and divestitures............................      107,146         3,105        32,610
                                                                                          -----------   -----------   -----------
Net cash provided (used) by investing activities........................................        3,165      (615,184)     (871,042)
                                                                                          -----------   -----------   -----------

Cash flows from Financing Activities
Net (decrease) increase in deposits.....................................................     (328,242)      155,680       225,739
Net (decrease) increase in borrowed funds...............................................      (34,627)      136,618       421,190
Proceeds from issuance of long-term debt................................................      535,500       253,637       347,482
Repayment of long-term debt.............................................................     (355,064)      (83,441)     (109,892)
Cash dividends paid.....................................................................      (53,189)      (44,556)      (39,644)
Proceeds from issuance of common stock, net.............................................        6,083         8,340         6,037
Repurchase of common stock..............................................................      (20,806)      (36,385)       (5,258)
Other...................................................................................            -          (161)         (596)
                                                                                          -----------   -----------   -----------
Net cash (used) provided by financing activities........................................     (250,345)      389,732       845,058
                                                                                          -----------   -----------   -----------

(Decrease) increase in cash and cash equivalents........................................      (45,304)       18,007       (11,081)
Cash and cash equivalents, beginning of year............................................      424,381       406,374       417,455
                                                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year..................................................  $   379,077   $   424,381   $   406,374
                                                                                          ===========   ===========   ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
   Interest.............................................................................  $   475,676   $   381,422   $   377,823
   Income taxes.........................................................................       38,476        71,408        35,274
Noncash transactions:
   Stock issued for acquisitions and other stock issuances, net.........................        8,259        14,647        14,281
   Unrealized securities gains (losses), net............................................       99,617       (81,062)       (2,920)
   Loans transferred to foreclosed property.............................................        8,518         9,029         8,627
   Loans transferred to other assets....................................................        6,007             -             -
   Income tax benefit from stock options................................................        1,661         3,310         1,838

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I ("CCTI"), Triangle Capital Trust ("TCT"), and NCS Mortgage Lending Company ("NCS"). Centura also has a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company, that is accounted for under the equity method. The Bank also has various wholly-owned subsidiaries which in the aggregate represented 11.4 percent of total consolidated assets at December 31, 2000.

Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions are eliminated in consolidation. All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as pooling-of-interests, except as indicated in Note 3. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("AFLL"), the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, valuation of retained interests and the valuation of mortgage servicing rights ("MSRs").

     Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholders' equity.

Business

     The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; insurance brokerage services covering a full line of personal and commercial lines; mortgage banking services; commercial and retail leasing; and asset management services. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina, South Carolina, and the Hampton Roads region of Virginia. Services are also provided through alternative delivery channels that include a centralized telephone operation offering a full line of financial services and home banking through a telephone network operated by a third party and connected to the personal computers of customers. Refer to Note 18 for additional information concerning Centura's lines of business.

     The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     CCTI and TCT were established to facilitate the issuance of Capital Securities as described in detail in Note 11 to the consolidated financial statements.

     NCS specializes in the origination of non-conforming mortgages through independent mortgage brokers and sells the production in the secondary market or to FGHE.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Centura originates certain residential mortgage loans with the intent to sell. Such loans held for sale are included in the accompanying consolidated balance sheets as a separate component and are carried at the lower of cost or fair value on an aggregate loan basis as determined by outstanding commitments from investors or current quoted market prices.

Allowance for Loan Losses

     The AFLL represents management's estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management's ongoing evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, and the growth and risk composition of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.

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

     Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. At December 31, 2000 and 1999, the net book value of other real estate properties was $5.9 million and $6.4 million, respectively.

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

Loan Securitizations

     From time to time, Centura sells loans to FGHE, which may then be securitized and sold to third parties. Upon securitization, Centura may receive a portion of the beneficial interests in the securitized assets in the form of a subordinated interest (interest-only strips) as partial payment for the loan sale. These interest-only strips are carried in the investment portfolio as available for sale securities. The gain or loss recorded on the sale of loans is dependent upon the allocation of the previous carrying amount of the loans to the retained interests. The previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the retained interests.

     Centura estimates the fair value of the retained interests based upon the present value of the expected future cash flows. This estimate is subjective in nature and requires management to make assumptions about anticipated credit losses, prepayment speeds, forward yield curves, discount rates and other factors necessary to derive an estimate of fair value. Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to shareholders' equity. If management determines that the difference between the carrying value and fair value of the retained interest is unrecoverable, the asset is written down through earnings.

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

Other Assets and Other Liabilities

     Intangible assets are principally comprised of goodwill and core deposit premiums and are included in other assets. Goodwill represents the excess of cost over the fair value of net assets acquired in purchase acquisitions and is generally being amortized over 15 years. Core deposit premiums are amortized over 10 years. At December 31, 2000 and 1999, goodwill, net of accumulated amortization, was $117.1 million and $114.5 million, respectively. Core deposit premiums, net of accumulated amortization, were $22.8 million and $20.3 million at December 31, 2000 and December 31, 1999, respectively.

     Negative goodwill, included in other liabilities, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserve and reducing the basis in bank premises and equipment and other noncurrent assets acquired to zero. Negative goodwill is accreted into earnings on a straight-line basis over a period of ten years, the period estimated to be benefited. At December 31, 2000 and 1999, negative goodwill, net of accumulated accretion, was $2.1 million and $3.5 million, respectively.

     Centura has included as other assets equipment under operating lease contracts. For the years ended December 31, 2000, 1999, and 1998, $2.4 million, $6.2 million, and $7.5 million, respectively, of net operating lease rental income was recorded in other noninterest income.

     Also included in other assets is Centura's investment in FGHE, which is accounted for using the equity method of accounting. At December 31, 2000 and 1999, the investment in FGHE, net of accumulated amortization, was $26.0 million and $29.7 million, respectively. Included in retained earnings at December 31, 2000 were undistributed losses from FGHE totaling $2.3 million. Undistributed losses of $1.8 million were recognized in 1999.

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

Net Income Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 279,690, 638,376, and 914,760 shares at December 31, 2000, 1999, and 1998 respectively. Dilutive potential common shares are calculated using the treasury stock method.

Stock-Based Employee Compensation

     Most of Centura's employee stock-based compensation plans provide for the deferral of compensation in exchange for stock options. As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Centura accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 13 for the required SFAS 123 pro-forma disclosures.

Off-Balance Sheet Derivative Financial Instruments

     Off-balance sheet derivative financial instruments, such as interest rate swaps ("swaps"), interest rate floor and cap arrangements ("floors" and "caps," respectively), and interest rate futures and options contracts, are available to Centura to assist in managing its exposure to changes in interest rates. Centura has principally utilized swaps, floors and caps. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes, third party financial models, and internal pricing analytics. Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or interest expense of the related designated asset or liability. Centura considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or a finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability or pools of assets or liabilities; and (iv) the swap term is approximately equal to the remaining term of the designated asset or liability or pools of assets or liabilities. If these criteria are not met, then changes in the fair value of the swap is no longer considered a synthetic alteration and changes in their fair value are included in other income. The criteria for consideration of a floor or cap as a synthetic alteration are generally the same as those for a swap arrangement. See page 42 for a discussion of the accounting for these derivatives under SFAS 133.

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

     Cash and Due From Banks (including interest-bearing), Federal Funds Sold, and Accrued Interest Receivable -- The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

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

Current Accounting Matters

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and accordingly, Centura is required to adopt SFAS 133 on January 1, 2001.

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

     At the initial application date of January 1, 2001, Centura recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a gain of approximately $27,000. Further, the initial application of SFAS 133 resulted in Centura recognizing $2.6 million of derivative assets and $2.4 million of derivative liabilities in the consolidated balance sheet. The transition did not result in any adjustments to accumulated other comprehensive income. The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income in any given reporting period. The amount of volatility is based on amounts, positions and market conditions that exist as of and during any reporting period.

     In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. Centura adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on the Centura.


NOTE 2 -- Other Comprehensive Income or Loss

     The components of other comprehensive income or loss are summarized below for the years ended December 31:

                                                                   2000                                               1999
                                                                   ----                                               ----
                                                                    Tax                                                Tax
                                              Before-Tax         (Expense)         After-Tax       Before-Tax        (Expense)
                                                Amount            Benefit           Amount           Amount           Benefit
                                          ---------------------------------------------------------------------------------------
                                                                                                                    (thousands)
Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising
   during period..........................      $ 62,758          $(24,173)         $ 38,585       $(81,662)         $30,054

 Less: Reclassification for realized
  (losses) gains..........................       (36,859)           13,711           (23,148)          (600)             293
                                                --------          --------          --------       --------          -------
  Unrealized gains (losses), net of
   reclassification.......................        99,617           (37,884)           61,733        (81,062)          29,761

Minimum pension liability adjustment......             3                (1)                2            132              (52)
                                                --------          --------          --------       --------          -------
Other comprehensive income (loss).........      $ 99,620          $(37,885)         $ 61,735       $(80,930)         $29,709
                                                ========          ========          ========       ========          =======

                                                                             1998
                                                                             ----
                                                                              Tax
                                            After-Tax      Before-Tax      (Expense)        After-Tax
                                             Amount          Amount         Benefit          Amount
                                            -----------------------------------------------------------
Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising
   during period..........................   $(51,608)      $  (563)         $  208          $  (355)

 Less: Reclassification for realized
  (losses) gains..........................       (307)        2,357            (834)           1,523
                                             --------       -------          ------          -------
  Unrealized gains (losses), net of
   reclassification.......................    (51,301)       (2,920)          1,042           (1,878)

Minimum pension liability adjustment......         80           328            (130)             198
                                             --------       -------          ------          -------
Other comprehensive income (loss).........   $(51,221)      $(2,592)         $  912          $(1,680)
                                             ========       =======          ======          =======

NOTE 3 -- Mergers, Acquisitions and Divestitures

     Centura consummated the following mergers and acquisitions during 2000, 1999, and 1998:

                                                                                Acquisition                               Shares
                                                                                -----------                               ------
                                                                                   Date      Assets  Loans    Deposits    Issued
                                                                                   ----      ------  -----    --------    ------
                                                                                           (millions, except shares)
Acquisitions Accounted For As Purchases:
NCS Mortgage Services, LLC, Atlanta, GA.......................................     3/24/00   $    1  $   --     $   --          --
Wachovia Bank ("Wachovia"), deposit assumption................................     9/21/00        6       6        138          --

Capital Advisors..............................................................     1/07/99   $    1  $   --     $   --     122,865
Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC...........................     2/05/99       57      41         40          --

Moore & Johnson, Inc. ("M&J"), insurance agency...............................     1/30/98   $    3  $   --     $   --      48,950
NBC Bank, FSB ("NBC"), deposit assumption.....................................     7/24/98       17       4         17          --
Clyde Savings Bank, A Division of the Hometown Bank,
 ("Clyde"), deposit assumption................................................    10/15/98        6      --          6          --

Mergers accounted For As Pooling-of-Interests:
Triangle Bancorp, Inc. ("Triangle"), Raleigh, NC..............................     2/18/00   $2,317  $1,536     $1,654  11,388,734

First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach, VA..........     3/26/99   $  527  $  433     $  380   1,706,875

Pee Dee Bankshares, Inc. ("Pee Dee"), Timmonsville, SC........................     3/27/98   $  138  $   93     $  125     577,034
Guaranty State Bancorp ("Guaranty"), Durham, NC...............................     4/16/98      103      78         89     849,816
United Federal Savings Bank ("United"), Rocky Mount, NC.......................     9/17/98      302     248        266   1,625,552

     For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger have been restated as though the entities had been combined for the periods presented except as indicated otherwise for the Pee Dee transaction discussed below. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction. The pro forma results of operations as though Centura had consummated each of the acquisitions accounted for as purchases as of the beginning of the periods presented are not presented due to immateriality.

     Acquisitions Accounted for as Purchases

     On March 24, 2000, Centura acquired the loan origination operations of NCS Mortgage Services, LLC based in Atlanta, Georgia. Assets acquired with the acquisition totaled approximately $1.0 million and approximately $1.1 million of goodwill was recorded. The business activities are being conducted within a subsidiary of Centura, NCS Mortgage Lending Company ("NCS"). NCS specializes in the origination of non-conforming mortgages through independent mortgage brokers and sells the production in the secondary market or to FGHE.

     On September 21, 2000, Centura purchased four branches from Wachovia, enhancing Centura's presence in western North Carolina, a vibrant tourist and resort market. Centura assumed approximately $5.9 million in loans and $138.3 million in deposits. Goodwill and core deposit premiums of approximately $21.5 million were recorded as a result of the acquisition.

     On January 7, 1999, Centura acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., collectively referred to as Capital Advisors. With this transaction, Capital Advisors became a wholly-owned subsidiary of Centura Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. Approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet as a result of this purchase.

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

     On July 24, 1998, Centura assumed approximately $17.0 million of deposits and $4.0 million of loans from NBC. The transaction added approximately $1.7 million to goodwill and complemented existing supermarket and traditional banking center locations.

     On October 15, 1998, Centura consummated a deposit assumption from Clyde. In the transaction, Centura assumed approximately $6.0 million of deposits from Clyde's branch office located in Franklin, North Carolina. Goodwill of $358,000 was recorded.

     Mergers Accounted for as Pooling-of-Interests

     On February 18, 2000, Centura merged with Triangle, a Raleigh, North Carolina based bank holding company. Centura issued approximately 11.4 million shares to effect the combination and each Triangle shareholder received 0.45 shares of Centura common stock in exchange for each Triangle share. Triangle had assets of approximately $2.3 billion and operated 71 locations throughout North Carolina. In connection with this combination, Centura incurred merger-related and other significant charges of $49.0 million, before tax, of which $22.1 million were securities losses incurred as a result of restructuring Triangle's investment portfolio. Historical financial information presented in these consolidated financial statements has been restated to include the accounts and results of operations of Triangle.

     On March 26, 1999, Centura merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Centura common stock. This combination increased Centura's presence in the Hampton Roads region of Virginia by 18 banking centers. In connection with the merger, Centura recorded pre-tax, merger-related charges of $8.4 million.

     Included in the above merger-related expenses were severance and termination-related accruals, respectively, costs of the transactions, and the write-off of certain assets deemed to have no ongoing benefit to Centura. The severance costs included payments to be made in connection with the involuntary termination of 255 Triangle employees and 65 First Coastal employees who were specifically identified and notified of their termination and severance benefits.

     The following table presents the historical results of operations for Centura and Triangle and the consolidated results of operations after giving effect to the merger to assume that the respective mergers consummated on the last day in the year prior to the year of actual consummation:

--------------------------------------------------------------------------------------------------------
                                                           Historical
                                                    -------------------------
                                                                                   Centura and Triangle
                                                    Centura          Triangle        Proforma Combined
--------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Year ended December 31, 1999
   Net interest income, after provision........    $306,489           $71,408            $377,897
   Noninterest income..........................     152,693            20,221             170,897*
   Noninterest expense.........................     302,063            51,619             352,323*
   Net income..................................     104,028            26,707             130,337*

   Net income per common share:
   Basic.......................................    $   3.66           $  1.06            $   3.28
   Diluted.....................................        3.62              1.04                3.23

Year ended December 31, 1998
   Net interest income, after provision........    $302,447           $69,515            $371,962
   Noninterest income..........................     140,521            18,456             157,596*
   Noninterest expense.........................     290,397            54,896             343,912*
   Net income..................................     100,314            21,858             122,172

   Net income per common share:
   Basic.......................................    $   3.57           $  0.87            $   3.10
   Diluted.....................................        3.50              0.84                3.03
                                                   --------           -------            --------

    ________________________________
* Reflects intercompany eliminations and adjustments made to conform accounting policies between the combined entities.

     The following table summarizes activity for merger-related charges for the year ended December 31, 2000 related to the first quarter 2000 merger with Triangle and the first quarter 1999 merger with First Coastal:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Initial     Liability     Liability         Amount
                                                               Accrued       Balance      Accrued        Utilized in      Remaining
                                                              Liability     12/31/99      in 2000*           2000           Balance
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (thousands)
Severance, change in control and other employee-related       $    770       $  424      $   7,582        $   7,375        $    631
 costs.................................................
Write-off of unrealizable assets.......................          1,259          200            634              834               -
Non-employee related contract terminations.............          2,071          317          1,483            1,066             734
Professional costs.....................................          1,683            -         10,122           10,122               -
Other merger-related expenses..........................          1,075            -          7,022            6,187             835
------------------------------------------------------------------------------------------------------------------------------------
Merger-related expenses................................       $  6,858       $  941      $  26,843        $  25,584        $  2,200
====================================================================================================================================

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

     On September 30, 1999, Centura sold its technology leasing subsidiary, CLG, Inc. The pretax net gain recorded on this sale was $4.9 million.

NOTE 4 -- Investment Securities

     A summary of investment securities by type at December 31 follows:

                                                   2000                                          1999                      1998
                                                   ----                                          ----                      ----
                                 Amortized Unrealized Unrealized Fair Value   Amortized  Unrealized  Unrealized    Fair   Amortized
                                    Cost      Gains     Losses                   Cost      Gains       Losses     Value     Cost
                                   -------------------------------------------------------------------------------------------------
Held To Maturity:
U.S. Treasury..................  $   24,944  $   265   $     -  $   25,209   $   24,900   $   124   $     -   $   25,024  $   36,849
U.S. government agencies and          3,932      120         -       4,052       43,786       108       127       43,767      83,144
 corporations..................
Mortgage-backed securities.....           -        -         -           -       16,827         -       401       16,426      21,274
State and municipal............      20,000      421         1      20,420       26,686       317        46       26,957      42,158
Other securities...............         617        -         -         617        2,375         6        34        2,347       1,480
                                 ----------  -------   -------  ----------   ----------   -------   -------   ----------  ----------
Total held to maturity.........  $   49,493  $   806   $     1  $   50,298   $  114,574   $   555   $   608   $  114,521  $  184,905
                                 ==========  =======   =======  ==========   ==========   =======   =======   ==========  ==========

Available For Sale:
U.S. Treasury..................  $  103,225  $   750   $     7  $  103,968   $  125,514   $    39   $   420   $  125,133  $  168,784
U.S. government agencies and
 corporations..................     514,750   17,173         -     531,923      294,072     4,072     5,864      292,280     259,240
Mortgage-backed securities.....   1,124,234   19,469     2,484   1,141,219    1,600,572     1,296    46,046    1,555,822   1,492,355
Asset-backed securities........     112,556      908       212     113,252      215,351        49     2,978      212,422     178,258
State and municipal............      16,018       70        46      16,042       87,924        36     5,598       82,362      73,340
Common stock...................      67,786      318     1,642      66,462       63,573    10,641     1,436       72,778      54,359
Other securities...............     684,590    9,117    10,961     682,746      407,672         -    20,955      386,717     299,191
                                 ----------  -------   -------  ----------   ----------   -------   -------   ----------  ----------
Total available for sale.......  $2,623,159  $47,805   $15,352  $2,655,612   $2,794,678   $16,133   $83,297   $2,727,514  $2,525,527
                                 ==========  =======   =======  ==========   ==========   =======   =======   ==========  ==========

     The following is a summary of investment securities by contractual maturity at December 31, 2000:

                                                               Held to Maturity           Available for Sale
                                                          Amortized Cost  Fair Value  Amortized Cost   Fair Value
                                                        ---------------------------------------------------------
                                                                               (thousands)
Due in one year or less.................................     $     3,203   $   2,603    $     66,987 $     67,220
Due after one year through five years...................          36,843      37,350         602,412      620,541
Due after five years through ten years..................           6,539       6,746          83,027       80,139
Due after ten years.....................................           2,908       3,599         566,157      566,779
Mortgage-backed and asset-backed securities.............               -           -       1,236,790    1,254,471
Common stock............................................               -           -          67,786       66,462
                                                                 -------     -------      ----------   ----------
Total...................................................     $    49,493   $  50,298    $  2,623,159 $  2,655,612
                                                                 =======     =======      ==========   ==========


     At December 31, 2000 and 1999, investment securities with book values of approximately $1.3 billion and $1.4 billion, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 10 have been transferred to a third party or are maintained in segregated accounts.

     During 2000, gross realized gains and losses of $5.1 million and $42.0 million, respectively, were generated from sales of securities. Centura performed two restructurings of its investment portfolio during 2000. In the second quarter of 2000, Centura incurred losses of $22.1 million related to the restructuring of Triangle's investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura. During the third quarter of 2000, Centura restructured portions of its own investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities. Realized losses from this second restructuring were $13.1 million. Gross gains of $3.6 million and $3.0 million and gross losses of $4.2 million and $638,000 were realized during 1999 and 1998, respectively.

     During the fourth quarter of 2000, Centura sold a portion of its residential mortgage loans servicing released to FGHE, and such loans were included in a securitization transaction whereby Centura received a retained interest as part of the proceeds from the loan sale. As a result, Centura recognized a gain of approximately $720,000. The amount of the retained interests (based on the allocation of the previous carrying amounts) recorded on the date of sale amounted to $12.6 million. There was no change in the carrying amount of the retained interest between the date the asset was recorded and December 31, 2000, due to the timing of the sale. The fair value of the retained interest at December 31, 2000 amounted to $12.8 million. On the date of the securitization, the prepayment speed utilized to measure the retained interests was 18 CPR for approximately 55 percent of the portfolio securitized, 30 CPR for approximately 21 percent of the portfolio and a ramp assuming CPR accelerates from 4 percent to 25 percent over a 12 month period for the remaining 24 percent of the portfolio. Other key economic assumptions used to measure the retained interests at the date of the securitization were:

Weighted-average life                   4.14 years
Expected credit losses                  Ranging between 1.8% and 11.5% per year
Residual cash flows discounted at       13.25 %

     The following table illustrates the hypothetical effect on the current fair value of the retained interests due to an immediate 10% and 20% change from the expected levels of each of the key assumptions above ($ in millions):

Prepayment speed
       Impact on fair value of 10% adverse change      $(0.2)
       Impact on fair value of 20% adverse change       (0.5)

Expected credit losses
       Impact on fair value of 10% adverse change      $(0.4)
       Impact on fair value of 20% adverse change       (0.9)

Residual cash flows discount rate
       Impact on fair value of 10% adverse change      $(0.5)
       Impact on fair value of 20% adverse change       (1.1)

     The above sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

NOTE 5 -- Loans

     Most of Centura's loans are with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia. A summary of loans at December 31 follows:


                                                          2000         1999
                                                          ----         ----
                                                                (thousands)
Commercial, financial, and agricultural................ $ 2,067,962  $ 1,759,546
Consumer...............................................     571,375      587,590
Real estate -- mortgage................................   3,646,786    3,768,756
Real estate -- construction and land development.......   1,025,597      942,719
Leases.................................................     254,858      292,672
Other..................................................     105,113       90,955
                                                         ----------   ----------

Total loans, net of unearned income.................... $ 7,671,691  $ 7,442,238
                                                         ==========   ==========

Included In The Above:
Nonaccrual loans....................................... $    48,475  $    29,415
Accruing loans past due ninety days or more............      12,338       14,366

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 2000, 1999 and 1998 amounted to $2.9 billion, $3.1 billion and $3.3 billion, respectively. During 2000, Centura sold $2.1 billion of its mortgage servicing portfolio. Centura continues to subservice these loans under an agreement that extends through March 2001.

     During the fourth quarter of 2000, Centura transferred approximately $6.0 million in nonperforming loans to other assets as management intends to sell such loans.

     For the years ended December 31, 2000, 1999, and 1998, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $2.6 million, $2.3 million and $2.7 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $901,000, $668,000, and $718,000 during 2000, 1999, and 1998, respectively.

     In the normal course of business, Centura extends credit to FGHE at prevailing interest rates and at terms similar to those granted in arms-length transactions. At December 31, 2000 and 1999, total loans outstanding to FGHE were $43.6 million and $34.0 million, respectively, and are included in the consolidated balance sheets.

     The Bank makes loans to executive officers and directors of Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 -- Allowance for Loan Losses

     A summary of changes in the allowance for loan losses follows:

                                                  2000        1999       1998
                                                  ----        ----       ----
                                                           (thousands)
AFLL at beginning of year.................... $   95,500   $   91,894  $ 86,373
AFLL related to loans transferred or sold....       (368)        (556)       --
Allowance for acquired loans.................         --          605     2,068
Provision for loan losses....................     31,815       40,828    20,759
Charge-offs..................................    (28,161)     (41,044)  (21,263)
Recoveries on loans previously charged-off...      5,489        3,773     3,957
                                                --------     --------   -------
Net Charge-offs..............................    (22,672)     (37,271)  (17,306)
                                                --------     --------   -------
AFLL at end of year.......................... $  104,275   $   95,500  $ 91,894
                                                ========     ========   =======


     The following tables summarize individually impaired loan information as of December 31:

                                                               2000      1999
                                                               ----      ----
                                                                 (thousands)

Individually impaired loans with related allowance.......... $ 22,553  $ 11,802
Individually impaired loans with no related allowance.......   10,327     3,861
                                                              -------   -------
Total individually impaired loans........................... $ 32,880  $ 15,663
                                                              =======   =======
Allowance on individually impaired loans.................... $ 11,659  $  6,543

                                                    2000      1999      1998
                                                    ----      ----      ----
                                                          (thousands)
Cash basis interest income....................  $     155   $     141 $     150
Average impaired loan balance.................     24,109      24,160    19,745

NOTE 7 -- Mortgage Servicing Rights

     A summary of capitalized MSRs follows:

                                                                                                          2000       1999
                                                                                                          ----       ----
                                                                                                            (thousands)
Balance at beginning of year..........................................................................  $ 35,916    $36,334
MSRs capitalized......................................................................................     4,354     13,203
MSRs amortized........................................................................................    (4,243)    (9,285)
Sale of MSRs..........................................................................................   (29,510)    (4,336)
                                                                                                        --------    -------
Balance at end of year................................................................................  $  6,517    $35,916
                                                                                                        ========    =======

     The fair value of capitalized MSRs at December 31, 2000 and 1999 was approximately $10.7 million and $62.9 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 2000 and 1999.

     During the third quarter of 2000 Centura sold a portion of its mortgage servicing portfolio, realizing a net gain of $13.1 million. The unpaid principal balance of the mortgage servicing portfolio sold amounted to approximately
$2.1 billion.


NOTE 8 -- Premises and Equipment

     Premises and equipment at December 31 are summarized as follows:

                                                                                                           2000       1999
                                                                                                           ----       ----
                                                                                                            (thousands)
Land..................................................................................................   $ 23,002   $ 25,569
Buildings.............................................................................................     92,009    103,011
Buildings and equipment under capital lease...........................................................      2,017      2,017
Leasehold improvements................................................................................     19,536     21,904
Furniture, fixtures, and equipment....................................................................    145,872    135,964
Construction in progress..............................................................................      9,820      3,310
                                                                                                         --------   --------
Total.................................................................................................    292,256    291,775
Less: accumulated depreciation and amortization.......................................................    134,297    132,475
                                                                                                         --------   --------
Total premises and equipment..........................................................................   $157,959   $159,300
                                                                                                         ========   ========


     Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $20.5 million, $20.9 million, and $21.9 million in 2000, 1999, and 1998, respectively.

     Centura is obligated under a number of noncancelable operating leases for banking premises with termination dates that extend up to seventeen years. Centura is also obligated under short-term equipment leases, which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     At December 31, 2000, future minimum lease payments under noncancelable operating leases were as follows (thousands):

2001...................................................................................................................   $ 9,453
2002...................................................................................................................     7,628
2003...................................................................................................................     5,404
2004...................................................................................................................     4,388
2005...................................................................................................................     4,208
Thereafter.............................................................................................................    16,846
                                                                                                                          -------
Total minimum lease payments...........................................................................................   $47,927
                                                                                                                          =======

     Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                                           2000        1999       1998
                                                                                           ----        ----       ----
                                                                                                 (thousands)
Bank premises........................................................................   $ 9,678     $ 9,412    $ 8,636
Equipment............................................................................     2,939       2,679      3,446
                                                                                        -------     -------    -------
Total rent expense...................................................................   $12,617     $12,091    $12,082
                                                                                        =======     =======    =======

Note 9 -- Deposits

     At December 31, 2000, the scheduled maturities of time deposits were (thousands):

2001.............................................................. $  2,167,664
2002..............................................................      929,886
2003..............................................................      251,329
2004..............................................................       66,614
2005 and thereafter...............................................      202,557
                                                                      ----------
Total time deposits............................................... $  3,618,050
                                                                      ==========


Note 10 -- Borrowed Funds

     At December 31, borrowed funds consisted of the following:

                                                                                                               2000         1999
                                                                                                         ----------   ----------
                                                                                                              (thousands)
Federal funds purchased and securities sold under agreements to repurchase............................  $ 1,174,981  $ 1,149,038
Master notes..........................................................................................      324,893      315,829
Federal Home Loan Bank ("FHLB") Advances..............................................................       25,000      100,000
U.S. Treasury demand note.............................................................................       31,737       25,959
Other.................................................................................................       10,000       10,412
                                                                                                         ----------   ----------
Total borrowed funds..................................................................................  $ 1,566,611  $ 1,601,238
                                                                                                         ==========   ==========

     At December 31, 2000, the Bank had $2.2 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to nine months. Maturities for outstanding repurchase agreements range from overnight to two months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

     At December 31, 2000, $50 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to Centura to provide for general liquidity needs. The rate on this line was 6.81 percent at year-end. This line is renewed on an annual basis.

     The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase and master notes:

                                                                                              2000          1999          1998
                                                                                              ----          ----          ----
                                                                                                 (dollars in thousands)
Federal Funds Purchased and Securities Sold Under Agreements To
Repurchase:
Amount outstanding at December 31....................................................   $1,174,981    $1,149,038    $1,151,349
Average outstanding balance..........................................................    1,199,143     1,028,347       815,676
Highest balance at any month-end.....................................................    1,317,542     1,232,305     1,212,367
Interest expense.....................................................................       75,675        51,781        43,891
Approximate Weighted-Average Interest Rate:
During the year......................................................................         6.31%         5.04%         5.38%
End of year..........................................................................         6.13          5.09          5.14
Master Notes:
Amount outstanding at December 31....................................................   $  324,893    $  315,829    $  291,126
Average outstanding balance..........................................................      318,230       306,107       242,562
Highest balance at any month-end.....................................................      342,010       325,809       300,199
Interest expense.....................................................................       15,544        12,752        11,195
Approximate Weighted-Average Interest Rate:
During the year......................................................................         4.88%         4.17%         4.62%
End of year..........................................................................         4.85          4.57          4.03

NOTE 11 -- Long-Term Debt

     Long-term debt consisted of the following at December 31:

                                                                                                               2000       1999
                                                                                                              -----       ----
                                                                                                                 (thousands)
Federal Home Loan Bank advances.......................................................................   $  839,111   $658,397
Capital Securities....................................................................................      119,955    119,954
Bank notes............................................................................................      125,000    125,000
Obligations under capitalized leases..................................................................          696        908
Other.................................................................................................            -         95
                                                                                                         ----------   --------

Total long-term debt..................................................................................   $1,084,762   $904,354
                                                                                                         ==========   ========

     Centura's maximum borrowing capacity with the FHLB is limited to 21 percent of Centura Bank's total assets. At December 31, 2000, advances from the FHLB amounted to $864.1 million. Of the amount advanced at year-end, $839.1 million and $25.0 million were classified as long-term debt and short-term borrowings, respectively. At December 31, 2000, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.7 percent. At December 31, 1999, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.6 percent. Centura has a blanket collateral agreement with the FHLB whereby Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 2000 and 1999, Centura owned 431,745 shares and 387,241 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to Centura by the FHLB.

     The Bank has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by Centura. Interest rate and maturity terms would be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2000 and 1999, there were $125.0 million of 6.5 percent, 10 year subordinated bank notes outstanding.

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

     The Capital Securities discussed above are included in tier 1 capital for regulatory capital adequacy requirements.

     At December 31, 2000, maturities of long-term debt were as follows (thousands):

2001............................................................................  $  229,812
2002............................................................................     403,683
2003............................................................................          93
2004............................................................................         107
2005............................................................................          41
Thereafter......................................................................     451,026
                                                                                  ----------

Total...........................................................................  $1,084,762
                                                                                  ==========

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

     The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:

                                                               Pension Plan Benefits    Postretirement Benefits      SERP Benefits
                                                               ---------------------    ------------------------     -------------
                                                                2000        1999          2000         1999        2000       1999
                                                                ----        ----          ----         ----        ----       ----
                                                                                             (thousands)
                                                                                            -----------
Reconciliation of Benefit Obligation
Net benefit obligation, January 1...........................   $41,570    $43,329       $ 6,291      $ 5,507    $ 13,207   $ 12,801
Service cost................................................     2,695      2,884           240          282       1,109        906
Interest cost...............................................     3,119      3,061           461          420         976        909
Participant contributions...................................        --         --           260          197          --         --
Plan amendments.............................................        --         --            --           --      (4,250)      (491)
Actuarial loss/(gain).......................................       464     (3,230)           44          420       3,194       (198)
Benefits paid...............................................    (3,785)    (4,474)         (595)        (535)       (862)      (720)
                                                               -------    -------       -------      -------    --------   --------
Net benefit obligation, December 31.........................   $44,063    $41,570       $ 6,701      $ 6,291    $ 13,374   $ 13,207
                                                               =======    =======       =======      =======    ========   ========

Reconciliation of Fair Value of Plan Assets*
Fair value, January 1.......................................   $36,529    $34,597       $    --      $    --    $     --   $     --
Actual return on plan assets................................      (260)     4,061            --           --          --         --
Employer contributions......................................     3,966      2,345           335          338         862        720
Participant contributions...................................        --         --           260          197          --         --
Benefits paid...............................................    (3,785)    (4,474)         (595)        (535)       (862)      (720)
                                                               -------    -------       -------      -------    --------   --------
Fair value, December 31.....................................   $36,450    $36,529       $    --      $    --    $     --   $     --
                                                               =======    =======       =======      =======    ========   ========

Funded Status
Funded status, December 31..................................   $(7,614)   $(5,041)      $(6,701)     $(6,291)   $(13,374)  $(13,207)
Unrecognized net transition obligation/(asset)..............         1       (104)        2,663        2,885          --         --
Unrecognized prior service cost.............................     2,168      2,406           143          159      (3,200)       348
Unrecognized actuarial loss/(gain)..........................     7,727      3,809           342          298       4,383      2,470
                                                               -------    -------       -------      -------    --------    --------
Net amount recognized.......................................   $ 2,282    $ 1,070       $(3,553)     $(2,949)   $(12,191)  $(10,389)
                                                               =======    =======       =======      =======    ========   ========

_____________
* The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.

     The following table sets forth amounts recognized in the consolidated financial statements for the years ended December 31:


                                                              Pension Plan Benefits   Postretirement Benefits       SERP Benefits
                                                              ---------------------   -----------------------       -------------

                                                               2000          1999      2000         1999       2000        1999
                                                               ----          ----      ----         ----       ----        ----
                                                                                           (thousands)
                                                                                            ---------
Accrued benefit liability...................................  $  -       $      --   $(3,553)     $(2,949)  $(12,284)   $(10,774)

Prepaid benefit cost........................................   2,282         1,070         -           --          -          --
Intangible asset............................................     -              --         -           --         92         383
Accumulated OCI.............................................     -              --         -           --          -           2
                                                              ------     ---------   -------      -------   --------    --------
Net amount recognized.......................................  $2,282     $   1,070   $(3,553)     $(2,949)  $(12,192)   $(10,389)
                                                              ======     =========   =======      =======   ========    ========

     The components of net periodic pension cost for the years ended December 31 are as follows:

                                        Pension Plan Benefits      Postretirement Benefits         SERP Benefits
                                        ---------------------      -----------------------         -------------
                                        2000      1999      1998      2000    1999    1998     2000      1999      1998
                                        ----      ----      ----      ----    ----    ----     ----      ----      ----
                                                                             (thousands)
Service cost.......................  $   2,695   $ 2,884   $ 2,717   $ 240   $ 282   $ 214    $ 1,109 $   906     $ 975
Interest cost......................      3,119     3,061     2,723     461     420     354        976     909       829
Expected return on assets..........     (3,193)   (3,166)   (2,714)     --      --      --         --      --        --
Amortization of:
    Transition asset...............       (105)     (107)     (106)    222     222     222         --      --        --
    Prior service cost.............        238       239       238      16      15      16       (701)     95        236
    Actuarial loss/(gain)..........         --       158       111      --      --      --      1,279     (19)       238
                                     ---------   -------   -------   -----   -----   -----    ------- -------    -------

Net periodic benefit cost            $   2,754   $ 3,069   $ 2,969   $ 939   $ 939   $ 806    $ 2,663 $ 1,891    $ 2,278
                                     =========   =======   =======   =====   =====   =====    ======= =======    =======

     In accounting for the above plans, the following assumptions were used:

                                           Pension Plan Benefits     Postretirement Benefits       SERP Benefits
                                          ------------------------  --------------------------  -------------------
                                            2000     1999    1998    2000      1999      1998   2000   1999   1998
                                            ----     ----    ----    ----      ----      ----   ----   ----   ----
                                                                            (thousands)
Weighted-average discount rate..........    7.50%    7.50%   7.00%   7.50%     7.50%     7.00%  7.50%  7.50%  7.00%
Expected return on plan assets..........    8.50     8.50    8.50      --        --        --     --     --     --
Rate of compensation increase...........    5.50     5.50    5.50      --        --        --   5.50   5.50   5.50
Assumed health care cost trend rate.....      --       --      --    5.50      5.50      5.50     --     --     --

     The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:

                                                       1% Increase  1% Decrease
                                                       -----------  -----------

Effect on:
Service and interest cost components of net periodic
 postretirement benefit cost...............................   .$903       $(801)
Accumulated postretirement benefit obligation............... 12,035     (10,797)


     In addition to the expense incurred with the above plans, Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:


                                                                                           2000        1999       1998
                                                                                        -------     -------    -------
                                                                                                 (thousands)
401(k) plans.........................................................................   $     3,965   $   2,958  $   3,002
Sales commissions....................................................................        14,646      14,348     15,059
EVA-based incentive compensation.....................................................         2,956          --      4,756
                                                                                        -----------   ---------  ---------
Total................................................................................   $    21,567   $  17,306  $  22,817
                                                                                        ===========   =========  =========


     Centura's sales incentive plan rewards all sales officers for the value of products and services sold after covering the costs of their individual salaries, benefits, and other direct costs of producing new business. The Economic Value Added ("EVA(R)/1/") incentive program provides for a total EVA incentive pool for all non-sales employees based upon meeting EVA targets. Calculation of the target incorporates the ability of current net operating profits after tax to cover the annual cost of capital utilized. Other miscellaneous bonus and incentive awards are made primarily under individual contracts.



NOTE 13 -- Stock Options, Stock Awards, And Shareholders' Equity

     At December 31, 2000, 1999, and 1998 Centura had approximately 280,000, 1.2 million, and 1.8 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan ("Omnibus Plan") and the Directors' Deferred Compensation Plan ("Directors' Plan"). Under the Omnibus Plan, participants are granted options to purchase Centura common stock. These options generally vest over a five to eight-year period and have a maximum term of ten years. Under the Directors' Plan, participants are allowed to receive compensation in the form of stock options rather than in cash. These options have no vesting period and expire five years after a director retires, or 6 months after he or she resigns.

     Prior to Centura's acquisition of Triangle, Triangle maintained a qualified incentive stock option plan for the benefit of certain of its key officers and employees and a non-qualified stock option plan for directors and certain officers (the "1988 Stock Option Plans"). The 1988 Stock Option Plans expired on January 4, 1998, and as such, no new awards were made after that date. In addition, Triangle had reserved 1.5 million shares for future grants in the form of stock options, restricted stock awards and stock appreciation rights, under the 1998 Omnibus Stock Plan. Incentive options under this plan were granted at fair market value and have ten-year lives. Centura assumed the existing stock option plans of Triangle and converted the Triangle outstanding options to Centura options based on the exchange ratio. No new options will be issued under the assumed plans.



---------------------------------------
/1/ EVA is a registered trademark of Stern, Stewart & Co.

     A summary of stock option transactions under these plans follows:

                                                       2000                        1999                        1998
                                                      -----                        ----                        ----
                                                           Weighted                    Weighted                    Weighted
                                                           Average                     Average                     Average
                                                           Exercise                    Exercise                    Exercise
                                              Shares        Price         Shares        Price        Shares         Price
                                             ---------      -----         ---------     -----        ------         -----
Outstanding at January 1...................  2,602,190    $    43.06    2,337,843      $   31.74     2,106,185     $   19.33
Granted....................................  1,447,374         35.72      833,116          60.96       686,539         60.49
Exercised..................................    351,976         16.42      459,366          15.40       398,667         14.07
Forfeited..................................    471,353         60.56      109,403          53.67        56,214         43.09
                                             ---------                  ---------                    ---------
Outstanding at December 31.................  3,226,235         39.13    2,602,190          43.06     2,337,843         31.74
                                             =========                  =========                    =========

Exercisable at December 31.................  1,321,060    $    31.19    1,315,680      $   25.99     1,448,542     $   20.41


     The following table summarizes information related to stock options outstanding and exercisable on December 31, 2000:

                                                                         Options Outstanding               Options Exercisable
                                                   -------------------------------------------------  ------------------------------

                                                                       Weighted                                        Weighted
                                                     Number of         Average              Weighted      Number of     Average
                                                   Shares Option      Remaining             Average     Option Shares  Exercise
                        Range of Exercise Prices   Outstanding    Contractual Life      Exercise Price  Outstanding     Price
                        ------------------------   -------------  ----------------      --------------  -----------     -----
Less than $21.50  ..............................         590,251        4.46 years               $10.49       472,102     $13.11
$21.50 to $35.19................................         554,664        6.30                      31.15       256,149      29.79
$35.38 to $39.63................................         556,887        7.76                      35.71       222,539      36.19
$39.86..........................................          69,813        9.05                      39.86        69,813      39.86
$39.88..........................................         576,975        9.88                      39.88             -          -
$40.74 to $74.17................................         877,645        7.56                      65.06       300,457      55.06
                                                       ---------                                            ---------
                                                       3,226,235        7.26                      39.13     1,321,060      31.19
                                                       =========                                            =========

     Prior to Centura's acquisition of Triangle, Triangle maintained an Employee Stock Purchase Plan (the "ESPP") that allowed employees to purchase stock of up to 10 percent of their compensation through payroll deduction. In May 1997 this plan was amended to allow the purchase of the stock at a 15 percent discount. The discount taken was on the lower of the market price at the beginning or end of each six-month period, with shares being issued out of authorized but unissued shares.

     Under APB 25, Centura expensed approximately $1.1 million in 2000, $3.1 million in 1999, and $2.2 million in 1998 for employee stock awards and stock option grants. If Centura had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:


                                      2000                           1999                         1998
                            Pro Forma       As Reported     Pro Forma     As Reported    Pro Forma     As Reported
                            ---------       -----------     ---------     -----------    ---------     -----------
                                                          (thousands, except per share data)
Net income                 $      95,168   $      98,755   $    129,184  $    130,337   $    121,349  $    122,172
Basic EPS                           2.40            2.49           3.25          3.28           3.08          3.10
Diluted EPS                         2.38            2.47           3.20          3.23           3.01          3.03

     The weighted-average fair values of options granted during 2000, 1999, and 1998 were $10.26, $17.67, and $20.60 per share, respectively. In determining the pro forma disclosures of net income and earnings per share, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                             Directors/Employee   EVA Leveraged
                                  Deferred           Options      Other
                                  --------           -------      -----

2000
 Risk free interest rates...          6.03%            5.94%       5.94%
 Dividend yield.............          3.38             3.38        3.38
 Volatility.................         26.00            26.00       26.00
 Expected lives (in years)..          3.21             5.57        5.57

1999
 Risk free interest rates...          5.64%            5.68%       5.68%
 Dividend yield.............          1.99             1.99        1.99
 Volatility.................         24.24            24.24       24.24
 Expected lives (in years)..          3.09             5.46        5.46

1998
 Risk free interest rates...          5.03%            4.95%       4.95%
 Dividend yield.............          1.52             1.52        1.52
 Volatility.................         23.98            23.98       23.98
 Expected lives (in years)..          3.00             5.30        5.30


     The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

     Centura has a Dividend Reinvestment Stock Purchase Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

     Cash dividends paid were $1.34, $1.25, and $1.14 on a per share basis during 2000, 1999, and 1998, respectively, before giving effect to mergers accounted for as pooling-of-interests.


NOTE 14 -- Other Operating Expense

     Other operating expense consisted of the following for the years ended December 31:


                                                                                        2000        1999        1998
                                                                                        ----        ----        ----
                                                                                                  (thousands)
Marketing, advertising, and public relations ........................................   $  7,478    $  7,827    $ 10,461
Stationery, printing, and supplies...................................................      7,521       7,891       9,008
Postage..............................................................................      4,477       4,487       4,502
Telephone............................................................................     12,720      11,950      11,136
FDIC insurance.......................................................................      1,313       1,593       1,920
Fees for outsourced services.........................................................     19,026      17,009      15,259
Service and licensing fees...........................................................      4,296       5,300       6,676
Legal and professional fees..........................................................     14,284      14,544      13,886
Other administrative.................................................................     11,967      11,880      11,811
Intangible amortization..............................................................     13,843      13,601      12,123
Other................................................................................     23,468      24,230      24,416
                                                                                        --------    --------    --------
Total other operating expense........................................................   $120,393    $120,312    $121,198
                                                                                        ========    ========    ========

NOTE 15 -- Income Taxes

     The components of income tax expense for the years ended December 31 were:


                                                                                           2000         1999       1998
                                                                                        -------      -------    -------
                                                                                                  (thousands)
Current Expense:
   Federal...........................................................................   $36,314      $52,830    $50,472
   State.............................................................................     4,734        4,562      3,838
                                                                                        -------      -------    -------
                                                                                         41,048       57,392     54,310
Deferred Expense (Benefit):
   Federal...........................................................................    15,768        7,461      8,016
   State.............................................................................      (720)       1,281      1,148
                                                                                        -------      -------    -------
                                                                                         15,048        8,742      9,164
                                                                                        -------      -------    -------
Total income tax expense.............................................................   $56,096      $66,134    $63,474
                                                                                        =======      =======    =======


     Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:


                                                                                        2000    1999    1998
                                                                                       -----   -----   -----
Federal statutory rate...............................................................  35.00%  35.00%  35.00%
Non-taxable income...................................................................  (4.06)  (2.41)  (2.71)
Acquisition adjustments, net.........................................................   2.47    1.12    0.79
State income tax, net of federal benefit.............................................   1.67    2.12    1.73
Other, net...........................................................................   1.15   (2.17)  (0.62)
                                                                                       -----   -----   -----
Effective tax rate...................................................................  36.23%  33.66%  34.19%
                                                                                       =====   =====   =====


     Included in the Other category for 1999 are adjustments reducing the effective tax rate by approximately 1.7 percent resulting from adjustments from expected recoverable amounts.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are summarized as follows:


                                                                                                               2000       1999
                                                                                                           --------    -------
                                                                                                              (thousands)
Deferred Tax Assets:
Loan loss reserve.......................................................................................   $ 41,176    $36,605
Other reserves..........................................................................................      6,475      4,504
Deferred compensation...................................................................................     15,002     13,618
Unrealized investment securities losses.................................................................          -     24,370
Other assets............................................................................................      7,167      6,153
                                                                                                           --------    -------
Gross deferred tax assets...............................................................................     69,820     85,250

Deferred Tax Liabilities:
Premises and equipment..................................................................................      3,379      3,403
Employee retirement plans...............................................................................      1,018      2,106
Investment securities...................................................................................      3,167      2,395
Leasing activities......................................................................................     65,280     54,630
Other liabilities.......................................................................................     35,614     23,720
Unrealized investment securities gains..................................................................     13,514         --
                                                                                                           --------    -------
Gross deferred tax liabilities..........................................................................    121,972     86,254
                                                                                                           --------    -------
Net deferred tax liability..............................................................................   $(52,152)   $(1,004)
                                                                                                           ========    =======

     A valuation allowance for deferred tax assets was not required at December 31, 2000 or 1999. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. During 2000, the net deferred tax liability increased approximately $37.5 million due to fair value adjustments required under SFAS 115 for investment securities available for sale and decreased due to other adjustments totaling approximately $1.4 million.

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

     At December 31, 2000 and 1999, Centura had commitments to extend credit of $3.0 billion and $2.7 billion, respectively, and standby letters of credit of $165.0 million and $192.4 million, respectively. With the exception of commitments to originate residential mortgage loans which are discussed below, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

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

     Standby letters of credit are conditional commitments issued by Centura to guarantee the performance of a customer to a third party. The risks and credit approval process involved in issuing standby letters of credit are essentially the same as that involved in commitments to extend credit. During 2000, Centura issued an irrevocable letter of credit in the amount of $23.5 million, supporting payments of principal and interest, for subordinated notes issued by FGHE.

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

     Centura enters into forward commitments to sell securitized mortgages to reduce the Bank's exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale ("MLHFS") and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. The Bank had forward commitments totaling $53.0 million and $32.6 million outstanding at December 31, 2000 and 1999, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. MLHFS are carried at the lower of cost or fair value. The fair value of MLHFS which are committed to be sold is determined based on the fixed price of the forward commitment. The fair value for uncommitted MLHFS is determined using quoted market prices based on characteristics and interest rate levels appropriate at the time of valuation. The amount by which cost exceeds fair value on the MLHFS is recorded as a valuation allowance. MLHFS at December 31, 2000 and 1999, which are not included in total loans on the consolidated balance sheet, were $56.9 million and $86.5 million reduced by valuation allowances of $82,000 and $174,000, respectively. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $34.7 million and $57.7 million at December 31, 2000 and 1999, respectively.

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

     During 2000, Centura terminated certain derivative contracts and deferred
the resulting net gains amounting to  $3.2 million.   These net gains will be
amortized over the shorter of the life of the derivative instrument or the hedged item. See discussion with respect to adoption of SFAS 133 in the "Current Accounting Matters" section.

     Centura's interest rate swap agreements are summarized below:

                                                                              2000                        1999
                                                                              ----                        ----
                                                                                    Estimated                   Estimated
                                                                        Notional    Fair Value      Notional    Value Fair
                                                                        Amount      Gain/(Loss)     Amount      Gain/(Loss)
                                                                        --------    -----------     --------    -----------
                                                                                           (Thousands)
Corporation pays fixed/receives variable............................   $   43,145   $   (1,020)   $   482,219   $     10,209
Corporation pays variable/receives fixed............................      297,000        1,204        556,000        (12,788)
Corporation pays variable/receives variable.........................            -            -         50,000             (8)
                                                                       ----------   ----------     ----------   -------------
Total interest rate swaps...........................................   $  340,145   $      184    $ 1,088,219   $     (2,587)
                                                                       ==========   ==========     ==========   ============


     At December 31, 2000 and 1999, Centura had interest rate floor agreements and interest rate cap agreements. Floors and caps are used to protect certain designated products from an adverse income or market valuation impact in the event of a decreasing or increasing rate environment.

     Interest rate cap and floor agreements are summarized as follows:

                                                                                             Estimated
                                                                                              Notional    Carrying    Fair Value
                                                                                               Amount      Value      Gain/(Loss)
                                                                                              ---------  -----------  -----------
                                                                                                         (thousands)
December 31, 2000
Interest rate caps.......................................................................... $   16,868  $        2   $         -

December 31, 1999
Interest rate caps.......................................................................... $  147,000  $      374   $    (3,136)
Interest rate floors........................................................................    370,000         649           520


     Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 2000, Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

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

   Contingencies

     Centura Bank is a co-defendant in two actions (the "Staton Cases") in the Superior Court of Forsyth County, North Carolina, which were filed in 1996 and have been consolidated for discovery. The plaintiffs are Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton. The plaintiffs allege that Centura Bank breached its duties and committed other violations of law as depository of approximately $119 million in funds belonging to the plaintiffs, of which approximately $20 million allegedly cannot be recovered and was allegedly converted by the personal and financial advisors of the owners of the money. The plaintiffs also allege that Centura Bank breached its duties and committed other violations of law in connection with the creation of charitable trusts established with an additional $18 million of the money, which trust funds remain in the possession of Centura Bank as trustee. In 1999, Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton (the "Movants") filed a motion to amend their complaint in the Staton Cases to add allegations of fraudulent concealment, violation of the Bank Bribery Act, and negligent supervision of employees. Centura Bank filed a response opposing the proposed amendments. The Movants thereupon filed a new action (the "1999 Case") in Forsyth County, North Carolina Superior Court asserting those claims against Centura Bank, certain of its named current and former officers and persons described as "one or more John Does and one or more Jane Does" who are identified in the complaint as current or former directors of the Bank. Centura Bank has filed a motion to dismiss the 1999 Case. Plaintiffs seek compensatory, punitive or treble damages.

     In a separate and related case, also instituted in 1996 in the Superior Court of Forsyth County, North Carolina by Piedmont Institute of Pain Management and three physicians associated with it (the "PIPM Case"), Centura Bank is alleged to have provided the plaintiffs with false information regarding the establishment and funding of a medical clinic by failing to exercise reasonable care or competence in obtaining such information, and to have committed other violations of law, which allegedly caused the Piedmont Institute of Pain Management to lose grant income in an amount of between $900,000 and $2 million per year for twenty years. Plaintiffs in the PIPM Case seek specific performance or recovery of money damages.

     By consent of the parties, the 1999 Case and the PIPM Case have been consolidated with the Staton Cases for pretrial purposes.

     Centura and Centura Bank believe that Centura Bank has meritorious defenses to all claims asserted in each of the Staton Cases, the 1999 Case, and the PIPM Case, and Centura Bank is defending each case vigorously. Specific amounts of damages sought by the plaintiffs in each of the cases would be material to Centura and its subsidiaries taken as a whole. However, Centura and Centura Bank believe that the levels of plaintiffs' alleged damages sought in the cases from Centura Bank are significantly overstated. Nevertheless, although Centura and Centura Bank do not believe that the ultimate outcome of the Staton Cases, the 1999 Case, or the PIPM Case will materially affect their results of operations or financial condition, no assurance can be given regarding the risk or range of possible loss, if any, or the impact of any such loss on Centura's and Centura Bank's results of operations or financial condition.

     In addition, various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries, taken as a whole.


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

     The following table presents the carrying values and estimated fair values of Centura's financial instruments as of December 31 for those financial instruments whose fair values do not approximate their carrying value:


                                       2000                     1999
                                       ----                     ----
                               Carrying    Estimated    Carrying    Estimated
                               Value       Fair Value   Value       Fair Value
                               --------    ----------   --------    ----------
                                              (thousands)
Loans, net.....................$7,567,416  $7,741,968   $7,346,738  $7,428,088
Deposits....................... 7,707,140   7,735,098    7,897,052   7,900,761
Long-term debt................. 1,084,762   1,131,281      904,354     900,884



     See Note 16 for information regarding the fair value of Centura's off-balance sheet financial instruments at December 31, 2000 and 1999, Note 7 for information regarding the fair value of Centura's capitalized mortgage servicing rights and Note 4 for investment securities fair values.

NOTE 18 -- Segment Information

     Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. Each segment requires specific industry knowledge and the products and services offered differ to meet the various financial needs of Centura's customers.

     The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through Centura's 241 banking centers and are also offered through the Centura Highway, the bank's multifaceted customer access system that includes telephone banking, an extensive ATM network, PC banking, online bill payment and the bank's suite of Internet products and services. Treasury is responsible for Centura's asset/liability management including managing Centura's investment portfolio.

     Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing activities, Centura Securities, Inc., Centura Insurance Services, Inc. and FGHE. Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. Centura's leasing division offers a broad range of lease products including automobile, equipment, and recreational vehicle leases. Centura Securities, Inc. offers a competitive line of brokerage services. Centura Insurance Services, Inc. offers various insurance products to commercial and consumer customers. FGHE is a mortgage and finance company specializing in alternative equity lending for homeowners whose borrowing needs are generally not met by traditional financial institutions.

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

     Financial information by segment as of December 31 follows:

                                                                           2000
                                                                           ----
                                         Retail      Treasury       Other        Total      Adjustments      Consolidated
                                         ------      --------      ------        -----      -----------      ------------
                                                                        (thousands)
                                                                         ---------
Interest income......................   $  625,391   $  228,585    $ 29,478   $   883,454     10,739  (A)   $   894,193
Interest expense.....................      318,112      132,436       3,610       454,158     19,957  (A)       474,115
Funds transfer pricing allocation....       62,502      (73,302)    (12,672)      (23,472)    23,472  (B)             -
                                        ----------   ----------    --------   ----------- -------------     -----------

Net interest income..................      369,781       22,847      13,196       405,824     14,254            420,078
Provision for loan losses............       18,582            -       4,066        22,648      9,167  (C)        31,815
                                        ----------   ----------    --------   ----------- -------------     -----------

Net interest income after provision
 for loan losses.....................      351,199       22,847       9,130       383,176      5,087            388,263
Noninterest income...................      122,072          807      42,046       164,925    (19,205) (A)       145,720
Noninterest expense..................      284,849       11,091      36,215       332,155     46,977  (A)       379,132
                                        ----------   ----------    --------   ----------- -------------     -----------

Income before income taxes...........      188,422       12,563      14,961       215,946    (61,095)           154,851
Income tax expense (benefit).........       54,954       (3,348)      2,401        54,007      2,089  (C)        56,096
                                        ----------   ----------    --------   ----------- -------------     -----------

Net income...........................   $  133,468   $   15,911    $ 12,560   $   161,939 $  (63,184)        $   98,755
                                        ==========   ==========    ========   =========== =============     ============

Period-end assets....................   $6,838,848   $3,285,359    $207,722   $10,331,929 $1,150,080 (D)    $11,482,009

                                                                            1999
                                                                            ----
                                         Retail       Treasury      Other         Total     Adjustments    Consolidated
                                         ------       --------      -----         -----     -----------    ------------

                                                                        (thousands)
                                                                         ---------
Interest income......................   $  545,815   $  204,414    $ 40,497    $   790,726  $18,430   (A)  $   809,156
Interest expense.....................      277,450      101,837       3,470        382,757    7,674   (A)      390,431
Funds transfer pricing allocation....       71,997      (64,138)    (22,664)       (14,805)  14,805   (B)            -
                                        ----------   ----------    --------    -----------  ------------   -----------

Net interest income..................      340,362       38,439      14,363        393,164   25,561            418,725
Provision for loan losses............       35,492            -       3,668         39,160    1,668   (C)       40,828
                                        ----------   ----------    --------    -----------   -----------   -----------

Net interest income after provision        304,870       38,439      10,695        354,004   23,893            377,897
 for loan losses.....................
Noninterest income...................      120,609        1,671      49,325        171,605     (708)  (A)      170,897
Noninterest expense..................      265,970       20,479      34,975        321,424   30,899   (A)      352,323
                                        ----------   ----------    --------    -----------   -----------   -----------

Income before income taxes...........      159,509       19,631      25,045        204,185   (7,714)           196,471
Income tax expense...................       44,256        3,576       4,712         52,544   13,590   (C)       66,134
                                        ----------   ----------    --------    -----------   -----------   -----------

Net income...........................   $  115,253   $   16,055    $ 20,333    $   151,641 $(21,304)       $   130,337
                                        ==========   ==========    ========    =========== =============   ===========

Period-end assets....................   $6,677,039   $3,349,402    $397,548    $10,423,989 $962,693   (D)  $11,386,682


                                                                            1998
                                                                            ----
                                         Retail       Treasury      Other        Total       Adjustments    Consolidated
                                         ------       --------      -----        -----       -----------    ------------
                                                                        (thousands)

Interest income......................   $  528,592   $  193,064    $ 43,173    $  764,829    $ 10,217  (A)   $  775,046
Interest expense.....................      285,423       88,507       5,840       379,770       2,555  (A)      382,325
Funds transfer pricing allocation....       69,178      (77,967)    (25,466)      (34,255)     34,255  (B)            -
                                        ----------   ----------    --------    ----------    -------------   ----------

Net interest income..................      312,347       26,590      11,867       350,804      41,917           392,721
Provision for loan losses............       16,191           83       3,398        19,672       1,087  (C)       20,759
                                        ----------   ----------    --------    ----------    ------------    -----------

Net interest income after provision        296,156       26,507       8,469       331,132      40,830           371,962
 for loan losses.....................
Noninterest income...................      124,006        4,784      46,323       175,113     (17,517) (A)       157,596
Noninterest expense..................      271,825       21,421      36,732       329,978      13,934  (A)       343,912
                                        ----------   ----------    --------    ----------    ------------    ----------

Income before income taxes...........      148,337        9,870      18,060       176,267       9,379            185,646
Income tax expense/(benefit).........       51,605       (3,134)      6,038        54,509       8,965  (C)        63,474
                                        ----------   ----------    --------    ----------    ------------    -----------

Net income...........................   $   96,732   $   13,004    $ 12,022    $  121,758    $    414        $   122,172
                                        ==========   ==========    ========    ==========    ============    ===========

Period-end assets....................   $5,849,456   $3,470,526    $652,708    $9,972,690    $945,954  (D)   $10,918,644

________________________
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.

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

NOTE 19 -- Parent Company Financial Data

     Centura's principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:

Balance sheets
                                                                                                                  December 31,
                                                                                                                2000         1999
                                                                                                             ----------   ----------
Assets                                                                                                            (thousands)
Cash and deposits in banks...............................................................................    $  211,770   $  252,930
Investment securities available for sale (cost of $137,733 and $31,233, respectively)....................       138,163       40,131
Loans to affiliate.......................................................................................        74,752       51,847
Investment in wholly-owned subsidiary, bank..............................................................       950,744      932,327
Investment in wholly-owned subsidiary, other.............................................................         6,387        3,117
Other assets.............................................................................................        48,754       38,639
                                                                                                             ----------   ----------
Total assets.............................................................................................    $1,430,570   $1,318,991
                                                                                                             ==========   ==========

Liabilities and Shareholders' Equity
Junior subordinated debentures with affiliate............................................................    $  123,666   $  123,665
Other liabilities........................................................................................       350,479      335,591
Shareholders' equity.....................................................................................       956,425      859,735
                                                                                                             ----------   ----------
Total liabilities and shareholders' equity...............................................................    $1,430,570   $1,318,991
                                                                                                             ==========   ==========


Income Statements

                                                                                                       Years Ended December 31,
                                                                                                     2000        1999        1998
                                                                                                   --------    --------    --------
                                                                                                              (thousands)
Income
Dividends from subsidiaries..................................................................      $153,457    $ 91,541    $ 39,984
Other........................................................................................        39,933      29,688      36,897
                                                                                                   --------    --------    --------
Total income.................................................................................       193,390     121,229      76,881

Expense
Interest.....................................................................................        27,042      23,699      22,307
Other........................................................................................        14,735      12,452      13,695
                                                                                                   --------    --------    --------
Total expenses...............................................................................        41,777      36,151      36,002
                                                                                                   --------    --------    --------

Income before income taxes and equity in undistributed net income of subsidiaries............       151,613      85,078      40,879
Income tax expense/(benefit).................................................................           105      (2,753)       (537)
                                                                                                   --------    --------    --------
Income before equity in undistributed net income of subsidiaries.............................       151,508      87,831      41,416
Equity in undistributed net income of wholly-owned subsidiaries..............................       (52,753)     42,506      80,756
                                                                                                   --------    --------    --------
Net income...................................................................................      $ 98,755    $130,337    $122,172
                                                                                                   ========    ========    ========

Statements of Cash Flows                                                                               Years Ended December 31
                                                                                                   2000         1999        1998
                                                                                                 ---------     --------    --------
Cash Flows From Operating Activities                                                                         (thousands)
Net income..................................................................................     $  98,755   $  130,337  $  122,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...............................................................         2,655        1,630       1,634
(Gains)/losses on sales of investment securities............................................          (713)       1,725         (78)
Decrease/(increase) in equity in undistributed net income of subsidiary.....................        50,023      (42,506)    (80,756)
Other.......................................................................................         8,244         (371)     (3,671)
                                                                                                 ---------   ----------  ----------
Net cash provided by operating activities...................................................       158,964       90,815      39,301
                                                                                                 ---------   ----------  ----------

Cash Flows From Investing Activities
Net decrease/(increase) in investment in non-bank subsidiary................................         1,730           --        (242)
Net (increase)/decrease in loan with affiliate..............................................       (27,905)      24,461     (55,935)
Purchases of securities available for sale..................................................      (108,350)          --     (13,750)
Sales, maturities and issuer calls of securities available for sale.........................         3,452       15,775       8,261
Investment in FGHE..........................................................................          (170)        (490)         --
Net cash paid in mergers, acquisitions and divestitures.....................................            --      (25,716)         --
Other.......................................................................................       (10,042)          --          --
                                                                                                 ---------   ----------  ----------
Net cash (used)/provided by investing activities............................................      (141,285)      14,030     (61,666)
                                                                                                 ---------   ----------  ----------

Cash Flows From Financing Activities
Net increase in borrowings..................................................................         9,064       24,625      49,886
Issuance of common stock, net...............................................................         6,083        8,340       6,018
Repurchase of common stock..................................................................       (20,806)     (36,385)     (5,258)
Cash dividends paid.........................................................................       (53,189)     (44,556)    (39,644)
Other.......................................................................................             9           --          --
                                                                                                 ---------   ----------  ----------
Net cash used/provided by financing activities..............................................       (58,839)     (47,976)     11,002
                                                                                                 ---------   ----------  ----------

(Decrease)/increase in cash.................................................................       (41,160)      56,869     (11,363)
Cash, beginning of year.....................................................................       252,930      196,061     207,424
                                                                                                 ---------   ----------  ----------
Cash, end of year...........................................................................     $ 211,770   $  252,930  $  196,061
                                                                                                 =========   ==========  ==========

Supplemental Disclosures of Cash Flow Information
   Stock issued for acquisitions and other stock issuances, net.............................     $   8,259   $   14,647  $   14,281
   Unrealized securities (losses) gains, net of parent and subsidiary.......................        99,617      (81,062)     (2,920)
   Available for sale securities contributed to subsidiary as capital.......................            --           --      52,494

NOTE 20 -- Regulatory Matters

     Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond ("FRB"), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 2000, Centura was required to maintain a minimum balance with the FRB in the amount of $109.0 million. Subject to the regulatory restrictions, the Bank had $81.3 million available from its retained earnings at December 31, 2000 for the payment of dividends from the Bank to Centura without obtaining prior regulatory approval. The Bank is prohibited by law from paying dividends from its capital stock account. The Bank's capital account totaled $78.2 million at December 31, 2000.

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

     Regulatory capital amounts and ratios are set forth in the table below. Tier 1 capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For Centura, tier 1 capital also consists of Capital Securities as described in Note 11. The remainder of total capital is tier 2 capital and includes subordinated debt or other allowed equity equivalents and a limited amount of allowance for loan losses. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

     Based on the most recent notification from its regulators, the Bank is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2000, Centura and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well-capitalized status. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below which presents the capital ratios for Centura and its bank subsidiary:


                                                             Capital Amount              Ratio
                                                                                                                      To Be Well
                                                                                                    For Capital   Capitalized Under
                                                                                                      Adequacy    Prompt Corrective
                                                              2000          1999     2000     1999    Purposes    Action Provisions
                                                             -----          ----     ----     ----    --------           ----------
                                                                 (thousands)
Total Capital (to Risk-Weighted Assets)
Centura............................................    $ 1,123,190   $ 1,075,182     12.7%    12.6%         8.0%     Not Applicable
Centura Bank.......................................      1,022,849     1,083,693     11.8     12.8          8.0                10.0%
Tier I Capital (to Risk-Weighted Assets)
Centura............................................    $   919,483   $   883,161     10.4%    10.4%         4.0%     Not Applicable
Centura Bank.......................................        793,625       864,090      9.1     10.2          4.0                 6.0%
Tier I Leverage (to Average Assets)
Centura............................................    $   919,483   $   883,161      8.1%     8.0%         4.0%     Not Applicable
Centura Bank.......................................        793,625       864,090      7.2      7.8          4.0                 5.0%

NOTE 21 -- Subsequent Events (Unaudited)

     On January 26, 2001, Royal Bank of Canada ("Royal Bank") and Centura announced that a definitive merger agreement had been signed whereby Royal Bank will acquire Centura in a purchase business combination. Royal Bank has assets totaling approximately $200 billion and is headquartered in Toronto, Canada. It is the largest bank in Canada and one of the largest diversified financial services companies in North America. Centura will become the focal point for Royal Bank's retail banking expansion strategy in the United States. Under the terms of the agreement, each share of Centura outstanding common stock will be converted into 1.684 shares of Royal Bank common stock upon consummation. The indicated value of the transaction is approximately $2.3 billion, based on Royal Bank's closing share price on the Toronto stock exchange of $34.35 on January 25, 2001. The acquisition is subject to regulatory approval in Canada and the U.S., approval from the shareholders of Centura and other customary closing conditions. The transaction is expected to be completed by mid-summer 2001 at which time Centura will adopt the name RBC Centura. In connection with the merger agreement, Centura has granted Royal Bank a customary option to purchase a number of shares equal to 19.9 percent of its outstanding common stock under limited circumstances.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information is incorporated by reference to Form 8-K dated December 22, 1999 as filed with the Securities and Exchange Commission.

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF CENTURA

                                                                                                                    Term To
                                                                                                                    Expire
                                                                                                                  at Meeting
                               Age            Principal Occupation and Business                         Director     for the
            Name               (1)           Experience for the Past Five Years                         Since          Year   Class
-----------------------------  ---  ------------------------------------------------------------------- --------- ----------- -----
Richard H. Barnhardt            66  Chairman, Best of Beers, LLC (beer distributor) since                   1990        2003      I
                                    1998; prior to that, President, Properties, Inc.
                                    (real estate development)
Thomas A. Betts, Jr. (2)        59  Senior Insurance Officer, Centura Insurance Services,                   1990        2001     II
                                    Inc. since November 3, 1997;  prior to that, Partner,
                                    Betts & Company (insurance broker and agent)
H. Tate Bowers                  63  Chief Executive Officer, Bowers Fibers, Inc. (textile manufacturer)     1996        2002    III
David T. Clancy                 52  President, Clancy & Theys Construction Company                          2000        2001     II
Ernest L. Evans                 56  President, ELE, Inc., (agri-business management company)                1996        2003      I
Bernard W. Franklin (3)         48  President, Virginia Union University since July 1, 1999;                1998        2002    III
                                    prior to that, President, Saint Augustine's College.
Susan E. Gravely                50  President, Vietri, Inc. (wholesale distributor of Italian               1998        2002    III
                                    dinnerware and decorative accessories)
John H. High                    64  President, John H. High & Co., Inc. (real estate development)           1990        2002    III
Robert L. Hubbard               66  President and CEO, RLH Associates (management consultants) since        1990        2002    III
                                    January 1, 1997; prior to that, Vice Chairman American
                                    Corporation (hosiery manufacturer)
William H. Kincheloe(4)         63  President, Bulluck Furniture Company, Inc. and Wildwood Lamps           1990        2003      I
                                    and Accents, Inc. (furniture companies)
Charles T. Lane                 69  Of counsel, Poyner & Spruill, LLP, (Attorneys at Law) since             1990        2003      I
                                    December 1, 1999; prior to that, Partner, Poyner & Spruill,
                                    LLP (Attorneys at Law)
Wendell H. Murphy               62  President, Murphy Family Farms (swine production) and Murphy            2000        2001     II
                                    Milling Co. (feed production)
Joseph H. Nelson (5)            69  Chairman and President, Davenport Motor Company (automobile sales)      1996        2001     II
Dean E. Painter, Jr.            57  Principal, Raven Capital (investment company) since October 1, 1999;    1996        2001     II
                                    prior to that, Chairman, CLG, Inc. (technology leasing)
O. Tracy Parks, III             57  Partner, Parks, Pate & Scarborough, LLP (Attorneys at Law)              1990        2003      I
Michael S. Patterson            54  Chairman of the Board, Centura and Centura Bank since February 18,      2000        2002    III
                                    2000; prior to that, Chairman of the Board, Triangle Bancorp, Inc.
                                    and Triangle Bank from February 1997 to February 18, 2000;
                                    prior to that, President and Chief Executive Officer,
                                    Triangle Bancorp, Inc.
Patrick H. Pope                 56  Partner, Pope & Tart (Attorneys at Law)                                 2000        2003      I
William H. Redding, Jr.         64  President and Chief Executive Officer, Acme-McCrary Corporation         1995        2002    III
                                    (textile  manufacturer)
Charles M. (Terry) Reeves, III  57  President, Reeves Properties, Inc. (real estate development)            1990        2002    III
Cecil W. Sewell, Jr.            54  Chief Executive Officer, Centura since February 18, 2000; prior         1990        2003      I
                                    to that, Chairman of the Board and Chief Executive Officer,
                                    Centura from April 1998 to February 18, 2000; prior to that,
                                    Chairman of the Board, Chief Executive Officer and President,
                                    Centura from February 1997 to April 1998; prior to that,
                                    President and Chief Operating Officer, Centura
George T. Stronach, III         60  Real Estate Developer                                                   1996        2001     II
Alexander P. Thorpe, III        63  President, Thorpe & Company, Inc. (investment company)                  1990        2001     II
Sydnor M. White, Jr.            52  President, Graham Realty, Inc. since 1998; prior to that,               2000        2003      I
                                    President, CJS, Inc.  (automotive parts distributor)
William H. Wilkerson            54  President, Centura, since April 1998; prior to that, Group              1990        2001     II
                                    Executive Officer of Centura from April 1996; prior to that,
                                    Executive Vice President, Centura
Charles P. Wilkins              56  Partner, Broughton, Wilkins & Sugg, P.A. (Attorneys at Law)             1996        2003      I
J. Blount Williams              46  President, Alfred Williams & Co. (office furniture and supplies)        2000        2001     II
-------------------------------

(1)  As of April 18, 2001.
(2) Centura acquired Betts & Company on November 3, 1997. Prior to such acquisition, Betts & Company was not affiliated with Centura or any of its subsidiaries; however, Mr. Betts was a director of Centura prior to such acquisition.
(3)  Dr. Franklin also serves as a director of Delhaize America, Inc.
(4)  Mr. Kincheloe also serves as a director of North Carolina Railroad Company.
(5) Mr. Nelson also serves as a director of Commonwealth Dealers Life Insurance Co.

     The following table sets forth the name, age, and position of the executive officers of Centura. Each executive officer named below was appointed by the Board of Directors of Centura to a term of office extending until the death, resignation, retirement, removal, or disqualification of the officer or until the officer's successor is appointed and qualifies. The business backgrounds of the officers named below are included in the table of directors of Centura above, except with respect to Messrs. Goldstein and Landis, which are provided below.

Name                         Age (1)   Position
----                         -------   --------
Michael S. Patterson(2)           54   Chairman of the Board
Cecil W. Sewell, Jr.              54   Chief Executive Officer
Frank L. Pattillo(3)              58   Vice Chairman
William H. Wilkerson              54   President, Centura Banks, Inc.
Steven J. Goldstein (4)           49   Chief Financial Officer
H. Kel Landis III (5)             44   Group Executive Officer and President,
                                       Centura Bank

---------------------------
(1)  As of April 18, 2001.
(2) Chairman of the Board, Centura and Centura Bank since February 18, 2000. Prior to that, Chairman of the Board, Triangle Bancorp, Inc. and Triangle Bank from February 1997 to February 18, 2000. Prior to that, President and Chief Executive Officer, Triangle Bancorp, Inc.
(3) Vice Chairman, Centura, since April 1998. Prior to that date, Group Executive Officer of Centura from February 1997 to April 1998. Prior to that, Group Executive Officer and Chief Financial Officer of Centura from April 1996 to February 1997. Prior to that, Senior Executive Vice President and Chief Financial Officer, Centura.
(4) Mr. Goldstein was elected Chief Financial Officer of Centura, effective February 1, 1997. Prior to that, he was a principal of A.T. Kearney, Inc.; a principal of EDS Management Consulting Services; a managing director of BEI/Golumbe, Inc.; and a managing director of Kaplan Smith & Associates; each of such firms being engaged in management consulting.
(5) Group Executive Officer since April 1996. From April 1995 to April 1996, he was an Executive Vice President. Prior to that he was an Executive Vice President of Centura Bank. Mr. Landis was elected President, Centura Bank, on April 15, 1998


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Centura's directors, certain officers, and any person holding more than 10 percent of Centura common stock are required to report their ownership of such stock and any changes in that ownership to the Securities and Exchange Commission and the to New York Stock Exchange. Specific due dates for these reports have been established, and Centura is required to report in this Form 10-K any failure to file by these dates for reports due during 2000. All of these filing requirements were satisfied during 2000 by Centura's directors and officers, except for David T. Clancy and J. Blount Williams each of whom were required to file an amended Form 3 due to errors in prior Form 3 filings. Michael S. Patterson filed a report on Form 4 with regard to an option exercise after the due date for such filing.


ITEM 11 EXECUTIVE COMPENSATION

                            DIRECTORS' COMPENSATION

     Each director, except those who are officers of Centura, receives an annual retainer fee of $7,500 plus $750 for each meeting of the Board of Directors attended and $750 for each committee meeting of the Board of Directors attended. In addition, each Chairman of a Centura Board committee who is not an officer receives an additional annual retainer of $1,000. Directors also are reimbursed for their travel expenses incurred to attend meetings, including an annual strategic planning retreat, which, in the aggregate, amounted to approximately $71,000 in 2000.

     In addition to the base compensation described above, Centura's non-officer directors are eligible to receive incentive compensation based on the achievement by Centura of its Economic Value Added ("EVA(R)/2/") target as determined under Centura's EVA Incentive Program (the "EVA Incentive Program"). This program, funded under the Centura Omnibus Equity Compensation Plan (the "Omnibus Plan") involves incentive payments in cash and/or stock options, to directors and senior managers (including the "Named Executive Officers" of Centura, as defined below) based on the achievement of EVA during a given year in excess of amounts targeted at the beginning of the year. The incentive component of director compensation provides for a bonus of 50 percent of fees paid during the year if Centura meets its EVA target, with adjustments (both up and down) if such target is exceeded or is not met. As more fully discussed below, Centura met a portion of its EVA target for 2000 and, accordingly, Centura directors received bonus compensation in January 2001.

/2/ EVA is a registered trademark of Stern, Stewart & Co.

     In addition to the Incentive Program mentioned above, the Compensation Committee authorized directors' participation in the Equity Compensation Program, a second incentive compensation program under the Omnibus Plan involving the granting of stock options by the Compensation Committee based on the achievement of financial goals of the Company and such other considerations as the Committee may determine to be appropriate (the "Equity Compensation Program"). This action resulted from a study conducted during 1998 by the Compensation Committee that highlighted the expanded utilization of equity grants as a significant element of director compensation. The terms and conditions of the grants are identical to those issued to employees under the Program. No grants were made under the Equity Compensation Program in respect of 2000 performance.

     Certain directors are also eligible to participate in the Directors' Deferred Compensation Plan. The Plan provides non-employee members of the Board of Directors of Centura and Centura Bank with an opportunity to defer for income tax purposes the payment of directors' fees. Under the Plan, directors may elect to receive directors' fees in the form of an option to buy Centura common stock, rather than in cash. The Plan does not provide directors any additional compensation or benefit, other than the benefit of the deferral. The Plan is administered by the Compensation Committee which has full authority and sole discretion to interpret and construe the Plan, including setting rules and regulations related thereto, and making determinations and taking actions necessary for its implementation and administration. Options to purchase 16,647 shares of Centura common stock were granted under the Plan during 2000 (including grants relating to the incentive component of director compensation). Twenty-two directors elected to participate in the Plan for 2000.


                            EXECUTIVE COMPENSATION

     The following tables set forth the annual and long-term compensation awarded to, earned by, or paid to Centura's Chairman and Chief Executive Officer during 2000, and the four other most highly compensated officers (collectively, the "Named Executive Officers") as of December 31, 2000, 1999 and 1998, for services rendered in any capacities to Centura and/or its subsidiaries. Bonuses are paid in January of the year following the year in which they are earned.


                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term Compensation
                                                                             --------------------------------------------
                                          Annual Compensation                          Awards                   Payouts
                                  ----------------------------------------   --------------------------      ------------
                                                                             Restricted   Securities
                                                              Other Annual   Stock        Underlying      LTIP          All Other
Name and Principal Position       Year   Salary     Bonus     Compensation   Awards(a)    Options/SARS(#) Payouts (b)   Compensation
---------------------------       ----   --------   --------  ------------   ----------   --------------  -----------   ------------
Michael S. Patterson, Chairman    2000   $550,000   $112,302        $-       $        -       33,363      $      -      $47,260  (c)
Cecil W. Sewell, Jr.              2000    550,000    112,302         -          847,044       76,922             -       33,753  (d)
 Chief Executive Officer          1999    550,000          -         -                -       45,690       134,450       32,577  (e)
                                  1998    450,000    166,500         -                -       67,984        67,230       27,688  (f)
William H. Wilkerson              2000    310,000     57,098         -          442,599       44,841             -       20,749  (g)
 President                        1999    310,000          -         -                -       19,314        68,260       20,273  (h)
                                  1998    269,000     79,250         -                -       31,244        34,130       17,471  (i)
H. Kel Landis III                 2000    300,000     55,256         -          370,031       42,241             -       22,581  (j)
 Group Executive Officer and      1999    300,000          -         -                -       18,691        60,910       22,103  (k)
 President, Centura Bank          1998    245,000     72,340         -                -       28,398        30,261       19,840  (l)
Frank L. Pattillo                 2000    325,000    130,000         -          390,355       59,730             -       23,034  (m)
 Vice Chairman                    1999    300,000          -         -                -       18,691        62,530       22,464  (n)
                                  1998    245,000     72,140         -                -       28,470        31,270       18,922  (o)
Steven J. Goldstein               2000    300,000     55,256         -          219,201       42,250             -       26,042  (p)
 Chief Financial Officer          1999    300,000          -         -                -       18,691        46,420       25,482  (q)
                                  1998    245,000     73,760         -                -       28,287        32,210       32,577  (r)

  (a) Represents the value of restricted stock issued in exchange for leveraged stock options.

  (b) For 1999, comprises the amount credited for such executive in the "bonus bank" under the EVA Incentive Program for prior years. The bonus bank was a portion of prior years' incentive amounts earned that was held aside, at risk, for payment over future years. This feature of the EVA Incentive Program was discontinued in 1999. For 1998, comprises the sum of (i) 1/3 of the bonus amount under the EVA Incentive Plan in excess of the Target Bonus for the executive in question, plus (ii) 1/3 of the amount credited for such executive in the "bonus bank" for prior years.

  (c) Consists of matching contributions of $10,500 made by Triangle Bank (Centura) and allocated to Mr. Patterson under the 401(k) Plan, $398 of above-market interest credited during 2000 on compensation deferred by Mr. Patterson under the Deferred Compensation Plan, and $36,362 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (d) Consists of matching contributions of $5,100 made by Centura and allocated to Mr. Sewell under the 401(k) Plan and $28,653 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (e) Consists of matching contributions of $4,800 made by Centura and allocated to Mr. Sewell under the 401(k) Plan and $27,777 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (f) Consists of matching contributions of $5,000 made by Centura and allocated to Mr. Sewell under the 401(k) Plan, and $22,688 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (g) Consists of matching contributions of $5,100 made by Centura and allocated to Mr. Wilkerson under the 401(k) Plan, and $15,649 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (h) Consists of matching contributions of $4,800 made by Centura and allocated to Mr. Wilkerson under the 401(k) Plan, and $15,473 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (i) Consists of matching contributions of $5,000 made by Centura and allocated to Mr. Wilkerson under the 401(k) Plan, and $12,471 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (j) Consists of matching contributions of $5,100 made by Centura and allocated to Mr. Landis under the 401(k) Plan and $17,481 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (k) Consists of matching contributions of $4,800 made by Centura and allocated to Mr. Landis under the 401(k) Plan and $17,303 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (l) Consists of matching contributions of $5,000 made by Centura and allocated to Mr. Landis under the 401(k) Plan, and $14,840 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (m) Consists of matching contributions of $5,047 made by Centura and allocated to Mr. Pattillo under the 401(k) Plan, $3,406 of above-market interest credited during 2000 on compensation deferred by Mr. Pattillo under the Deferred Compensation Plan, and $14,581 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (n) Consists of matching contributions of $4,800 made by Centura and allocated to Mr. Pattillo under the 401(k) Plan, $2,510 of above-market interest credited during 1999 on compensation deferred by Mr. Pattillo under the Deferred Compensation Plan, and $15,154 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (o) Consists of matching contributions of $5,000 made by Centura and allocated to Mr. Pattillo under the 401(k) Plan, $1,742 of above-market rate interest credited during 1998 on compensation deferred by Mr. Pattillo under the Deferred Compensation Plan, and $12,180 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (p) Consists of matching contributions of $5,100 made by Centura and allocated to Mr. Goldstein under the 401(k) Plan and $20,942 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (q) Consists of matching contributions of $4,800 made by Centura and allocated to Mr. Goldstein under the 401(k) Plan and $20,682 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  (r) Consists of matching contributions of $5,000 made by Centura and allocated to Mr. Goldstein under the 401(k) Plan, $9,787 in consideration of relocation expense, and $17,790 which represents the present value of the yearly interest foregone on the non-term premium paid under a split-dollar life insurance arrangement.

  The following table sets forth certain information concerning stock options granted to the Named Executive Officers:

                  OPTION GRANTS IN RESPECT OF LAST FISCAL YEAR

                                                                                                    Potential Realizable Value
                                                                                                    at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation for
                                                                                                            Option Term
                                                                                                   ------------------------------
                              Number of          % of Total Options    Exercise
                              Securities             Granted to        or Base
                           Underlying Options       Employees in        Price
      Name                    Granted(#)(a)          Fiscal Year       ($/share)  Expiration Date        5%               10%
--------------------      --------------------   -------------------   ---------  ---------------    ----------       -----------
Michael S. Patterson              33,363                3.7  %          $39.875      11/16/10        $ 836,650        $ 2,120,235

Cecil W. Sewell, Jr.              33,363                3.7              39.875      11/16/10          836,650          2,120,235
                                  32,635                3.6              31.688       7/18/10          650,353          1,648,123
                                  10,924                1.2              35.375       3/15/10          243,028            615,880

William H. Wilkerson              25,821                2.9              39.875      11/16/10          647,518          1,640,937
                                  13,796                1.5              31.688       7/18/10          274,928            696,722
                                   5,224                0.6              35.375       3/15/10          116,219            294,522

H. Kel Landis III                 24,132                2.7              39.875      11/16/10          605,162          1,533,600
                                  13,351                1.5              31.688       7/18/10          266,060            674,248
                                   4,758                0.5              35.375       3/15/10          105,852            268,250

Frank L. Pattillo                 41,621                4.6              39.875      11/16/10        1,043,737          2,645,035
                                  13,351                1.5              31.688       7/18/10          266,060            674,248
                                   4,758                0.5              35.375       3/15/10          105,852            268,250

Steven J. Goldstein               24,141                2.7              39.875      11/16/10          605,388          1,534,172
                                  13,351                1.5              31.688       7/18/10          266,060            674,248
                                   4,758                0.5              35.375       3/15/10          105,852            268,250

(a) Options granted are non-qualified and have ten-year terms that vest 20 percent per year for the first five years of the option term.

     The following table summarizes the options exercised in 2000 by the Named Executive Officers and the number and value of unexercised options at December 31, 2000.

        AGGREGATED OPTIONS EXERCISED IN 2000 AND YEAR-END OPTION VALUES

                                                                   Number of Securities            Value of Unexercised
                                                                  Underlying Unexercised               In-The-Money
                                                                        Options at                      Options at
                                                                   December 31, 2000(#)            December 31, 2000(a)
                                                                  ----------------------           --------------------
                            Shares
                          Acquired on          Value
       Name               Exercise(#)         Realized          Exercisable    Unexercisable    Exercisable   Unexercisable
--------------------     ------------       -----------        -------------  --------------   ------------- ---------------
Michael S. Patterson        13,500            $320,030            92,542           33,363      $ 1,390,323   $    279,415
Cecil W. Sewell, Jr.             -                   -            23,517(b)       181,963          406,749      1,380,767
William H. Wilkerson             -                   -             5,564           91,447                -        689,630
H. Kel Landis III                -                   -             8,446(b)        85,806          122,724        656,385
Frank L. Pattillo                -                   -             8,618(b)       102,995          135,067        802.855
Steven J. Goldstein              -                   -             6,778(b)        85,868           60,279        656,460

(a) Value of unexercised in-the-money options is calculated by multiplying the number of unexercised options at December 31, 2000 by the difference in the closing price of Centura common stock reported on the NYSE Composite Tape on December 29, 2000 and the exercise price of the unexercised in-the-money options.
(b)  Includes options earned through deferral of compensation.

                                 PENSION PLANS

     Centura maintains a noncontributory, qualified pension plan (the "Centura Pension Plan") covering substantially all employees of Centura and its subsidiaries that adopt the plan (collectively referred to for purposes of this section as "Centura"), who have completed one year of service and attained the age of 21. Centura Bank is the Trustee of the Centura Pension Plan. The Centura Pension Plan provides a participant with retirement benefits, which in 2000 were based on average compensation during all of the participant's years of credited service after 1992. Under Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended (the "Code"), benefits payable from the Centura Pension Plan are limited; for 2000, annual benefits may not exceed $135,000, and the benefit formula cannot take into account compensation in excess of $170,000 (these limits are adjusted by the Internal Revenue Service from time to time for cost of living increases). Centura also maintains a noncontributory, nonqualified supplemental executive retirement plan (the "SERP"), which provides in part for the payment of additional pension benefits (the "Excess Benefits") to certain executive employees to the extent their benefits under the Centura Pension Plan are reduced on account of the Code limits described above and also provides additional pension benefits relating to deferred compensation, which is not covered in the Centura Pension Plan. The Summary Compensation Table set forth above does not include the amount of the pension contribution, payment or accrual with respect to the Centura Pension Plan or the Excess Benefit for any Named Executive Officer, as such amounts cannot readily be separately or individually calculated by Centura's actuaries.

     The following table illustrates the estimated annual benefits payable to an employee retiring on December 31, 2000 at normal retirement age from a combination of the Centura Pension Plan and the Excess Benefit portion of the SERP, in the following specified compensation and years of service classifications.

                 CENTURA PENSION PLAN AND EXCESS BENEFIT TABLE

                                    Years of Service
                ----------------------------------------------------------
   Average
 Compensation      15        20        25        30        35        40
--------------  --------  --------  --------  --------  --------  --------
$ 125,000       $ 29,953    39,994  $ 50,034  $ 60,075  $ 60,075  $ 60,075
  150,000         36,665    48,956    61,247    73,537    73,537    73,537
  175,000         43,378    57,919    72,459    87,000    87,000    87,000
  200,000         50,090    66,881    83,672   100,462   100,462   100,462
  225,000         56,803    75,844    94,884   113,925   113,925   113,925
  250,000         63,515    84,806   106,097   127,387   127,387   127,387
  300,000         76,940   102,731   128,522   154,312   154,312   154,312
  350,000         90,365   120,656   150,947   181,237   181,237   181,237
  400,000        103,790   138,581   173,372   208,162   208,162   208,162
  450,000        117,215   156,506   195,797   235,087   235,087   235,087
  500,000        130,640   174,431   218,222   262,012   262,012   262,012
  550,000        144,065   192,356   240,647   288,937   288,937   288,937
  600,000        157,490   210,281   263,072   315,862   315,862   315,862
  650,000        170,915   228,206   285,497   342,787   342,787   342,787
  700,000        184,340   246,131   307,922   369,712   369,712   369,712
  750,000        197,765   264,056   330,347   396,637   396,637   396,637
  800,000        211,190   281,981   352,772   423,562   423,562   423,562

     Covered compensation under the Centura Pension Plan and under the Excess Benefit portion of the SERP is gross salary and wages reportable on Form W-2, including salary reduction contributions to Centura's 401(k) and Flexible Benefits Plans, incentive pay, overtime and bonuses, but excluding non-cash items, fringe benefits, moving expenses, deferred compensation payments, and taxable benefits paid under other plans, such as cash awards to pay taxes on restricted stock distributions. Deferred compensation is also included in covered compensation under the Excess Benefit portion of the SERP. The annual covered compensation used in computing benefits under the Centura Pension Plan and under the Excess Benefit portion of the SERP for the Named Executive Officers ("Covered Compensation") is substantially equivalent to the annual Salary, Bonus, and LTIP Payouts disclosed in the Summary Compensation Table.

     Estimated benefit amounts shown in the table above are not subject to any deduction for Social Security benefits or other offset amounts, and are based on a straight life annuity.

     As of December 31, 2000, the Named Executive Officers have completed the following years of credited service and were credited with the following compensation under the Centura Pension Plan and the SERP:


Named Executive Officer                              Service      Compensation
-----------------------                              -------      ------------
Michael S. Patterson.........................            4          $662,302
Cecil W. Sewell, Jr..........................           14           662,302
William H. Wilkerson.........................           14           367,098
H. Kel Landis III............................           13           355,256
Frank L. Pattillo............................           26           455,000
Steven J. Goldstein..........................            4           355,256

     Centura also provides supplemental pension benefits (the "Supplemental Benefits") to certain executive employees under the SERP. The Supplemental Benefits are generally payable upon retirement, death or disability. The Compensation Committee determines the eligible participants and designs individualized Supplemental Benefit packages for each participant. Supplemental Benefit retirement dates and payout periods are set on a case-by-case basis.

     The Supplemental Benefit for the Named Executive Officers set forth below is subject to changes in their compensation, but is not dependent on years of service. The Supplemental Benefit formula for Messrs. Patterson, Sewell, Wilkerson and Pattillo provides for a monthly retirement payment equal to 70 percent of his final monthly Covered Compensation, less amounts payable under the Centura Pension Plan, the Excess Benefit portion of the SERP, and Social Security payments(1). The Supplemental Benefit retirement age is 58(2), and payments are made for 20 years for Messrs. Patterson, Sewell, Wilkerson and Pattillo. The Supplemental Formula for Messrs. Landis and Goldstein provides for a monthly retirement payment equal to 40 percent of his final monthly Covered Compensation, without offsets. The Supplemental Benefit retirement age is 58 and payments are made for 15 years for Messrs. Landis and Goldstein. The annual Supplemental Benefit payable for each of the Named Executive Officers is set forth below for the specified compensation classifications.

                                       Annual Payment      Annual Payment
  Named Executive Officer             (2000 Comp.)(3)     (Maximum Comp.)(4)
--------------------------          --------------------  ------------------
Michael S. Patterson.............         $465,862            $562,002
Cecil W. Sewell, Jr..............          344,822             478,444
William H. Wilkerson.............          181,356             506,990
Frank L. Pattillo................          175,379             532,394
H. Kel Landis III................          144,204             359,021
Steven J. Goldstein..............          138,568             359,021
______________
(1) Although the Social Security offset in the Supplemental Benefit does not take effect until the Named Executive Officer reaches the age of 62, the table reflects the full amount of the anticipated Social Security offset. Prior to age 62, the Supplemental Benefit will include an additional annual payment of approximately $15,936, $15,936, $16,056 and $15,732, respectively, for Messrs. Patterson, Sewell, Wilkerson, and Pattillo. This additional payment is not expected to vary with changes in Covered Compensation.

(2) In the event Messrs. Patterson, Sewell, Wilkerson, and Pattillo do not retire at age 58, their annual Supplemental Benefits would be 0, $31,346, $38,662, and $40,800, respectively, paid over 15 years commencing upon retirement at age 65.

(3) This column shows the annual Supplemental Benefit assuming the participant's final monthly Covered Compensation is equal to his 2000 Covered Compensation as shown in the Summary Compensation Table.

(4) This column shows the annual Supplemental Benefit assuming the participant's final monthly Covered Compensation is equal to 120 percent of the Covered Compensation of the highest paid individual listed in the Summary Compensation Table.

                        EXECUTIVE EMPLOYMENT AGREEMENTS

Agreements with the Chairman of the Board of Directors and the Chief Executive Officer

     Centura and Centura Bank have jointly entered into employment agreements with Messrs. Sewell and Patterson to secure their services. Mr. Patterson serves as Chairman of the Board of Directors of Centura and Centura Bank. Mr. Sewell serves as Chief Executive Officer of Centura. The term of each employment agreement is approximately four years, with Mr. Sewell's term expiring on March 10, 2005 and Mr. Patterson's term expiring on February 28, 2005. The agreements provide that each of the executives will receive the same annual base salary and provide for a minimum base salary for each of $550,000. The CEO's annual base salary will be reviewed each year by the Compensation Committee and may be increased annually with the approval of Centura's Board of Directors In addition, the agreements provide that each executive will participate in all bonus, incentive, savings, retirement, fringe benefit and welfare benefit plans applicable generally to the most senior officers of Centura and Centura Bank, and that each executive will receive the same level of stock options or incentive awards as the other.

     Centura and Centura Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination by Centura or Centura Bank without cause, the executives will be entitled to severance benefits. In general, in the event of termination without cause, for the remaining term of the executive's employment agreement, the executive will continue to receive the payment of his base salary and highest bonus for the prior three consecutive years and will continue to participate in the welfare benefit and supplemental retirement plans maintained by Centura and Centura Bank. Mr. Patterson will also be offered a consulting arrangement for the remaining term of his employment agreement and be entitled to continuing stock option and other incentive awards for the remaining term at award levels provided to the Chief Executive Officer during the same period. These same severance benefits would also be payable to the executive if the executive resigns during the term of his employment agreement for good reason, meaning: a material reduction in the executives' position, authority, duties or responsibilities; involuntary relocation of the executive's place of employment to a location more than 35 miles from Raleigh, North Carolina in the case of Mr. Patterson or Rocky Mount, North Carolina in the case of Mr. Sewell; a reduction in the executive's base salary or reduction or elimination of any benefit or compensation plan in which executive participates without a comparable alternative plan being provided; or any material breach of the employment agreement by Centura or Centura Bank. Mr. Sewell would also be entitled to the same severance benefits if he resigns following a change in control of Centura or Centura Bank.

     If Centura or Centura Bank experiences a change in ownership or control as contemplated under Section 280G of the Internal Revenue Code, a portion of the severance benefits provided under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20 percent excise tax, payable by the executive, on excess parachute payments. Under the employment agreements, Centura would reimburse the executive through a gross-up payment for the amount of the excise tax and all income and excise taxes imposed on the reimbursement so that he will retain approximately the same net-after tax amounts under the employment agreement that he would have retained if there was no 20 percent excise tax. The effect of this provision is that Centura, rather than the executive, bears the financial cost of the excise tax. Neither Centura nor Centura Bank could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

Agreement with the President

     Centura has entered into an employment agreement with Mr. Wilkerson to secure his services as President of Centura. The term of this employment agreement is approximately five years, expiring on May 17, 2005. The agreement provides that the executive will receive a minimum annual base salary of $310,000. The executive's annual base salary will be reviewed each year by the Compensation Committee and may be increased annually at its discretion. In addition, the agreement provides that the executive will participate in all bonus, incentive, savings, retirement, fringe benefit and welfare benefit plans applicable generally to the most senior officers of Centura.

     Centura may terminate the executive's employment and the executive may resign, at any time with or without cause. However, in the event of termination by Centura without cause, the executive will be entitled to severance benefits. In general, in the event of termination without cause, for the remaining term of the executive's employment agreement, the executive will continue to receive the payment of his base salary and highest bonus for the prior three consecutive years and will continue to participate in the welfare benefit and supplemental retirement plans maintained by Centura. These same severance benefits would be payable to the executive if the executive resigns during the term of his employment agreement for good reason, meaning: a material reduction in the executives' position, authority duties or responsibilities; involuntary relocation of the executive's place of employment to a location more than 35 miles from Rocky Mount, North Carolina; a reduction in the executive's base salary or reduction or elimination of any benefit or compensation plan in which executive participates without a comparable alternative plan being provided; any material breach of the employment agreement by Centura; or following a change in control of Centura.

     If Centura experiences a change in ownership or control as contemplated under Section 280G of the Internal Revenue Code, a portion of the severance benefits provided under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20 percent excise tax, payable by the executive, on excess parachute payments. Under the employment agreement, Centura would reimburse the executive through a gross-up payment for the amount of the excise tax and all income and excise taxes imposed on the reimbursement so that he will retain approximately the same net-after tax amounts under the employment agreement that he would have retained if there was no 20 percent excise tax. The effect of this provision is that Centura, rather than the executive, bears the financial cost of the excise tax. Centura could not claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

Change of Control Agreements

     Centura has entered into three-year change of control agreements with Messrs. Goldstein, Landis, Custer, and Rogers. The term of these agreements is perpetual until Centura gives notice of non-extension, at which time the term is not extended.

     Generally, Centura may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if the officer is terminated by Centura after a change of control or, in certain circumstances, within six months prior to a change of control, then Centura would be obligated to pay severance benefits to the officer. A "change of control" will generally be deemed to occur when a person or group of persons acting in concert acquires beneficial ownership of 25 percent or more of any class of equity security of Centura, the consummation of a merger, consolidation reorganization, exchange or similar transaction involving Centura where shareholders of Centura do not retain a more than 50 percent interest and there is a 25 percent shareholder, upon liquidation or sale of substantially all the assets of Centura or upon a contested election of directors which results in a change in the majority of the Board of Directors. The severance benefits would generally be equal to the value of the cash compensation (including annual bonuses) and fringe benefits that the officer would have received if he had continued working for an additional three years. Severance benefits also include continued participation in the welfare benefit, incentive, savings, retirement and supplemental retirement plans maintained by Centura for a three year period and all unvested stock options and all awards of restricted stock held at the date of termination of employment would immediately vest. Centura would pay the same severance benefits if the officer resigns after a change of control following: a material reduction in the officer's position, authority duties or responsibilities; involuntary relocation of the officer's place of employment to a location more than 35 miles from Rocky Mount, North Carolina; a reduction in the officer's base salary or reduction or elimination of any benefit or compensation plan in which the officer participates without a comparable alternative plan being provided; or any material breach of the employment agreement by Centura.

     If Centura experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Centura for federal income tax purposes. The change of control agreements provide that the benefits payable to an officer shall be reduced to the extent required for the payments not to be deemed excess parachute payments so long as the net benefit to the officer is greater following such reduction than the if no such reduction had taken place.


Other Agreements

     Mr. Painter and Mr. Betts, who serve on the Centura Board of Directors, are each a party to an employment agreement with a subsidiary of Centura entered into to secure their services following Centura's acquisition of the subsidiary. In connection with the acquisition of CLG, Inc. ("CLG") by Centura in November, 1996, Mr. Painter entered into an employment agreement with CLG for a term of five years at a base salary of $360,000 and providing for additional compensation and benefits to Mr. Painter equivalent to those enjoyed by comparably situated officers of Centura. Such employment agreement has been assumed by Centura Bank. In connection with the acquisition of Betts & Company in November, 1997, Mr. Betts entered into an employment agreement with Centura Insurance Services, Inc. ("CIS") for a term of five years at a base salary of $240,000, with additional incentive compensation provided for based on the performance of Mr. Betts and CIS, and providing for additional benefits to Mr. Betts equivalent to those enjoyed by comparably situated officers of Centura. Mr. Betts employment agreement has been amended to extend the term until November 3, 2005.

                                OPTION REPRICING

     No action was taken in 2000 to lower the exercise price of an option held by the Named Executive Officers.

                            COMPENSATION COMMITTEE
                     INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of Centura during 2000 was composed of Messrs. Redding (Chairman), Barnhardt, Bowers, Franklin and Williams. None of the members of the Compensation Committee were officers or employees of Centura or its subsidiaries during 2000 or in prior years.

     None of the executive officers of Centura served as a member of another entity's Board of Directors or as a member of the Compensation Committee (or other board committee performing equivalent functions) during 2000, which entity had an executive officer serving on the Board of Directors or as a member of the Compensation Committee of Centura. Consequently, there are no interlocking relationships between Centura and other entities that might affect the determination of the compensation of executive officers of Centura.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             SECURITIES OWNERSHIP

     Except for the Centura Bank Asset Management Department, which, as of January 31, 2001, held 1,317,746 shares of Centura common stock in a fiduciary capacity, or 3.4 percent of the total shares of Centura common stock outstanding, and which, therefore, may be deemed to be a beneficial owner of such shares, Centura knows of no other persons who beneficially own more than five percent of the outstanding Centura common stock.

     The following table shows the number of outstanding shares of Centura common stock beneficially owned on January 31, 2001, by directors of Centura, by the executive officers of Centura, and by the directors and executive officers as a group. Individuals have sole voting and investment power over their shares unless otherwise indicated in the footnotes.

                                                             Amount of and Nature of Beneficial
                 Name of Beneficial Owner                                Ownership                 Percent of Class
----------------------------------------------------------   ----------------------------------   -----------------
Richard H. Barnhardt                                                         21,136     (1)               *
Thomas A. Betts, Jr.                                                         82,608     (2)               *
H. Tate Bowers                                                               25,407     (3)               *
David T. Clancy                                                              65,660     (4)               *
Ernest L. Evans                                                              14,329     (5)               *
Bernard W. Franklin                                                           1,503     (6)               *
Steven J. Goldstein                                                          26,006     (7)               *
Susan E. Gravely                                                              1,577     (8)               *
John H. High                                                                 41,782     (9)               *
Robert L. Hubbard                                                            51,582    (10)               *
William H. Kincheloe                                                         36,747    (11)               *
H. Kel Landis III                                                            40,323    (12)               *
Charles T. Lane                                                              33,250    (13)               *
Wendell H. Murphy                                                            28,969    (14)               *
Joseph H. Nelson                                                             28,731    (15)               *
Dean E. Painter, Jr.                                                      1,121,414    (16)             2.84%
O. Tracy Parks III                                                          132,318    (17)               *
Michael S. Patterson                                                        153,338    (18)               *
Frank L. Pattillo                                                            65,942    (19)               *
Patrick H. Pope                                                              49,192    (20)               *
William H. Redding, Jr.                                                      21,028    (21)               *
Charles M. Reeves III                                                       121,563    (22)
Cecil W. Sewell, Jr.                                                        178,819    (23)               *
George T. Stronach III                                                       52,518    (24)               *
Alexander P. Thorpe III                                                      73,735    (25)               *
Sydnor M. White                                                              35,364    (26)               *
William H. Wilkerson                                                         55,595    (27)               *
Charles P. Wilkins                                                          406,885    (28)             1.03%
J. Blount Williams                                                           40,475    (29)               *
                                                                           --------------
All directors and executive officers as a group (29 persons)              3,007,796                     7.61%
*Less than 1%

(1) Includes 12,048 shares that Mr. Barnhardt has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(2) Includes 13,674 shares with respect to which Mr. Betts has no voting or investment power, 10,251 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001 and 921 shares held in the 401(k) Plan as to which he is entitled to direct the Trustee as to the manner in which the shares are voted.

(3) Includes 402 shares with respect to which Mr. Bowers has no voting or investment power and 5,403 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(4) Includes 4,178 phantom stock units and 3,788 shares that Mr. Clancy has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(5) Includes 1,514 shares that Mr. Evans has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(6) Includes 1,442 shares that Dr. Franklin has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(7) Includes 1,066 shares with respect to which Mr. Goldstein has no voting or investment power, 13,991 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001 and 2,364 shares held in the 401(k) Plan as to which he is entitled to direct the Trustee as to the manner in which the shares are voted.

(8) Includes 1,388 shares that Ms. Gravely has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(9) Includes 7,920 shares with respect to which Mr. High has no voting or investment power and 632 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(10) Includes 315 shares with respect to which Mr. Hubbard has no voting or investment power, 36,658 shares with respect to which he shares voting and investment power, and 1,363 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(11) Includes 190 shares to which Mr. Kincheloe has no voting or investment power and 11,949 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(12) Includes 387 shares with respect to which Mr. Landis has no voting or investment power, 1,600 shares with respect to which he shares voting and investment power, and 15,606 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(13) Includes 14,493 shares that Mr. Lane has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(14) Includes 19,230 shares with respect to which Mr. Murphy shares voting and investment power, and 3,148 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(15) Includes 1,485 shares with respect to which Mr. Nelson has no voting or investment power, 3,093 shares with respect to which he shares voting and investment power, and 16,199 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(16) Includes 560,707 shares with respect to which Mr. Painter has no voting or investment power.

(17) Includes 11,978 shares that Mr. Parks has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(18) Includes 3,988 shares with respect to which Mr. Patterson has no voting or investment power, and 81,073 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(19) Includes 15,740 shares which Mr. Pattillo has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001, and 3,912 shares held in the 401(k) Plan to which he is entitled to direct the Trustee as to the manner in which shares are voted.

(20) Includes 17,498 shares with respect to which Mr. Pope shares voting and investment power, 2,981 phantom stock units and 3,413 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(21) Includes 9,657 shares with respect to which Mr. Redding shares voting and investment power, and 1,688 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(22) Includes 1,694 shares that Mr. Reeves has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(23) Includes 1,747 shares with respect to which Mr. Sewell has no voting or investment power, 21,651 shares with respect to which he shares voting and investment power, and 41,096 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(24) Includes 1,485 shares with respect to which Mr. Stronach has no voting or investment power, 15,167 shares with respect to which he shares voting and investment power, and 6,367 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(25) Includes 2,003 shares that Mr. Thorpe has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(26) Includes 14,154 shares with respect to which Mr. White has no voting or investment power, 2,250 shares with respect to which he shares voting and investment power, 2,763 phantom stock units and 2,891 shares which he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(27) Includes 335 shares to which Mr. Wilkerson has no voting or investment power, 13,207 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001, and 10,643 shares held in the 401(k) Plan to which he is entitled to direct the Trustee as to the manner in which the shares are voted.

(28) Includes 6,042 shares that Mr. Wilkins has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

(29) Includes 23,406 shares to which Mr. Williams has no voting or investment power, and 3,110 shares that he has the right to acquire through the exercise of stock options that are currently exercisable or will become exercisable prior to April 1, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                CERTAIN TRANSACTIONS AND BUSINESS RELATIONSHIPS

     From time to time, Centura Bank extends credit to executive officers and directors of Centura, members of their immediate families, and companies with which they are associated, in the ordinary course of their business. During 2000 and through January 31, 2001, the highest aggregate amount of such extensions of credit was approximately $77.1 million (approximately 1.0 percent of Centura's outstanding loans and leases at December 31, 2000). At December 31, 2000, executive officers and directors, and their immediate families or related entities, as a group, were indebted to Centura Bank in the approximate aggregate amount of $54.9 million (approximately 5.7 percent of Centura's equity capital). All extensions of credit to executive officers and directors were made in the ordinary course of business and on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unaffiliated parties. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. Centura Bank has had, and expects to have in the future, similar banking transactions with directors, executive officers, principal stockholders, and their associates.

     In November 1997, Centura acquired Betts & Company, an insurance agency, of which Thomas A. Betts, Jr., a Centura director, was a partner. The transaction was on an arms-length basis and Mr. Betts took no part in the deliberations of the Board of Directors regarding the transaction.

     In November 1996, Centura acquired CLG, Inc., a technology leasing company headquartered in Raleigh, North Carolina ("CLG"). Following its acquisition by Centura, CLG entered into a lease with Painter Properties, which is 100 percent owned by Mr. Painter, for CLG's main administrative office building in Raleigh, North Carolina, providing for total aggregate rental payments over the remaining term of the lease of approximately $51,000.

     Centura Bank has entered into a lease with Cameron-Edenton Company for a drive-in bank facility in Edenton, North Carolina, which provides for total aggregate rental payments over the remaining term of the lease of approximately $163,000. Charles M. (Terry) Reeves, III, a director of Centura, is a 50 percent partner in Cameron-Edenton Company. In connection with his election to Centura's Audit Committee in 1999, the Centura Board of Directors reviewed the potential impact of Mr. Reeves' business relationship with Centura on his exercise of independent judgment as a director and found that there was no adverse impact on his independence as a result of such relationship.

     Centura Bank has entered into a lease with Wren Land Company for a drive-up banking facility and administrative offices in Wilson, North Carolina, which provides for total aggregate rental payments over the remaining term of the lease of approximately $316,000. George T. Stronach III, a director of Centura, owns one-third of Wren Land Company. In connection with his election to Centura's Audit Committee in 2000, the Centura Board of Directors reviewed the potential impact of Mr. Stronach's business relationship with Centura on his exercise of independent judgment as a director and found that there was no adverse impact on his independence as a result of such relationship.

     Charles T. Lane, a director of Centura, is of counsel to the law firm of Poyner & Spruill, LLP ("Poyner & Spruill"), which firm performed legal services for Centura and Centura Bank during 2000. During 2000, fees paid to Poyner & Spruill by Centura for legal services were, in the aggregate, approximately $1.8 million, which exceeded five percent of Poyner & Spruill's gross revenues. In addition, Centura Bank has entered into a lease for office space, paid on a month-to-month basis, with Poyner & Spruill. Such lease payments amount to approximately $11,400 per month.

     O. Tracy Parks, III, a director of Centura, is a partner in the law firm Parks, Pate & Scarborough, LLP, which firm performed legal services for Centura Bank during 2000. During 2000, fees paid to Parks, Pate & Scarborough, LLP by Centura Bank for legal services did not exceed five percent of the firm's gross revenues.


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

        (b)  Current Reports on Form 8-K
        On October 11, 2000, Centura filed a current report on Form 8-K announcing earnings for the three and nine-month periods ended September 30, 2000. A press release dated October 11, 2000 was included as an exhibit.

        On October 20, 2000, Centura filed a current report on Form 8-K, making public information presented at a banking conference on October 23, 2000.

        On October 26, 2000, Centura filed a current report on Form 8-KA, amending the Form 8-K filed on October 20, 2000 to reflect certain corrections made to the banking conference presentation held on October 20, 2000.

        (c)  Exhibits
        Restated Articles of Incorporation of Centura Banks, Inc.

        Amended and Restated Bylaws of Centura Banks, Inc.

        Excerpts from Centura's Articles of Incorporation and Bylaws relating to the rights of holders of Centura capital stock

   Specimen certificate of Centura common stock

   Amended and Restated Trust Agreement between Centura Banks, Inc., as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Trustee, and the Administrative Trustees named therein relating to $100 million Centura Capital Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")

   Guarantee Agreement between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company, as Guarantee Trustee, relating to the Capital Securities

   Junior Subordinated Indenture between Centura Banks, Inc. and State Street Bank and Trust Company, as Trustee relating to $103.1 million of 8.845% Junior Subordinated Deferred Interest Debentures of the Corporation

   Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 15, 1998.

   Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and restated effective February 17, 1997

   Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive Retirement Agreement ("SERP") between Centura Banks, Inc. and Cecil
   W. Sewell, Jr.

   Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and Michael S. Patterson

   Second Addendum and Amendment dated December 24, 1998 to the SERP between Centura Banks, Inc. and William H. Wilkerson

   Second Addendum and Amendment dated December 24, 1998 to the SERP between Centura Banks, Inc. and Frank L. Pattillo

   The Planters Corporation Deferred Compensation Plan, as assumed by Centura Banks, Inc.

   SERP dated May 14, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.

   SERP, as amended, dated October 23, 1996 between Centura Banks, Inc. and Cecil W. Sewell, Jr.

   SERP, dated February 18, 2000, between Centura Banks, Inc. and Michael S. Patterson

   Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and Cecil W. Sewell, Jr.

   Agreement and Plan of Reorganization by and between Triangle Bancorp, Inc. and Centura Banks, Inc. dated August 22, 1999

   Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred to as Split Dollar Life Insurance Plan of The Planters Corporation), as assumed by Centura Banks, Inc

   Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated effective October 3, 1994

   SERP dated May 14, 1996, between Centura Banks Inc. and William H. Wilkerson

   Virginia Beach Federal Savings and Loan Association 1981 Stock Option Plan, as amended, as assumed by Centura Banks, Inc.

   SERP, as amended dated October 23, 1996 between Centura Banks, Inc. and William H. Wilkerson

   Virginia Beach Federal Savings Bank 1991 Stock Option Plan, as amended, as assumed by Centura Banks, Inc

   SERP dated May 13, 1996 between Centura Banks, Inc. and Frank L. Pattillo

   Amended and Restated Omnibus Supplemental Executive Retirement Plan, dated October 1, 1998

   SERP as amended, dated October 23, 1996 between Centura Banks, Inc. and Frank
   L. Pattillo

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

   Virginia Beach Federal Financial Corporation 1998 Stock Option Plan, as assumed by Centura Banks, Inc.

   Agreement and Plan of Merger dated October 28, 1998 between First Coastal Bankshares, Inc. and Centura Banks, Inc.

   First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura Banks, Inc.

   First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by Centura Banks, Inc.

   Executive Employment Agreement dated November 1, 1996, between Dean E. Painter, Jr. and CLG, Inc.

   Executive Employment Agreement dated November 3, 1997, between Thomas A. Betts, Jr. and Centura Insurance Services, Inc.

   Triangle Bancorp, Inc. 1988 Incentive Stock Option Plan

   Triangle Bancorp, Inc. 1988 Non-Qualified Stock Option Plan

   Triangle Bancorp, Inc. 1998 Omnibus Stock Plan

   Granville United Bank 1993 Incentive Stock Option Plan

   Granville United Bank Directors Stock Option Plan

   The Village Bank Incentive Stock Option Plan

   Standard Bank and Trust Company 1988 Incentive Stock Option Plan

   Standard Bank and Trust Company 1988 Non-Qualified Stock Option Plan

   Change of Control Agreement between Centura Banks, Inc. and B. Thomas Rogers, Jr.

   Change of Control Agreement between Centura Banks, Inc. and H. Kel Landis III

   Change of Control Agreement between Centura Banks, Inc. and Scott M. Custer

   Change of Control Agreement between Centura Banks, Inc. and Steven J.
   Goldstein

   Employment Agreement dated July 18, 2000 between William H. Wilkerson and Centura Banks, Inc.

   Agreement and Plan of Merger, dated as of January 26, 2001, by and between Centura Banks, Inc. and Royal Bank of Canada

   Stock Option Agreement, dated as of January 26, 2001, by and between Centura Banks, Inc. and Royal Bank of Canada

   Second Amendment to the Centura Banks, Inc. Omnibus Equity Compensation Plan

   Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and Cecil W. Sewell, Jr.

   Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and William H. Wilkerson

   Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and Frank L. Pattillo

   SERP dated December 27, 1999 between Centura Banks, Inc. and H. Kel Landis
   III

   SERP dated December 27, 1999 between Centura Banks, Inc. and Scott M. Custer

   SERP dated December 27, 1999 between Centura Banks, Inc. and Steven J. Goldstein

   SERP dated December 27, 1999 between Centura Banks, Inc. and B Thomas Rogers, Jr.

   SERP dated December 27, 1999 between Centura Banks, Inc. and Edward R. Hipp
   III

   Addendum and Amendment to the Executive Employment Agreement dated January 25, 2001 between Centura Insurance Services, Inc. and Thomas A Betts, Jr.

   Letter re: Change in Certifying Accountant

   Subsidiaries of Centura Banks, Inc.

   Consent of PricewaterhouseCoopers LLP

   COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO STEVEN J. GOLDSTEIN, CHIEF FINANCIAL OFFICER OF CENTURA BANKS, INC.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Centura Banks, Inc. has duly caused this report to be signed on the 12/th/ day of February, 2001, on its behalf by the undersigned, thereunto duly authorized.

                                             CENTURA BANKS, INC.

/S/ MICHAEL S. PATTERSON                     /S/ STEVEN J. GOLDSTEIN
------------------------                     -----------------------
Michael S. Patterson                         Steven J. Goldstein
Chairman of the Board                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Centura Banks, Inc. and in the capacities indicated on the 12th day of February, 2001.

      /S/ MICHAEL S. PATTERSON             Chairman of the Board, Director
      ------------------------
      Michael S. Patterson

      /S/ CECIL W. SEWELL, JR.            Chief Executive Officer, Director
      ------------------------
      Cecil W. Sewell, Jr.

      /S/ RICHARD H. BARNHARDT                    Director
      ------------------------
      Richard H. Barnhardt

      /S/ THOMAS A. BETTS, JR.                    Director
      ------------------------
      Thomas A. Betts, Jr.

      /S/ H. TATE BOWERS                          Director
      ------------------
      H. Tate Bowers

      /S/ DAVID T. CLANCY                         Director
      -------------------
      David T. Clancy

      /S/ TERRY S. EARLEY                         Controller
      -------------------
      Terry S. Earley

      /S/ ERNEST L. EVANS                         Director
      -------------------
      Ernest L. Evans

      /S/ DR. BERNARD W. FRANKLIN                 Director
      ---------------------------
      Dr. Bernard W. Franklin

      /S/ SUSAN E. GRAVELY                        Director
      --------------------
      Susan E. Gravely

      /S/ JOHN H. HIGH                            Director
      ----------------
      John H. High

      /S/ ROBERT L. HUBBARD                       Director
      ---------------------
      Robert L. Hubbard

      /S/ WILLIAM H. KINCHELOE                    Director
      ------------------------
      William H. Kincheloe

      /S/ H. KEL LANDIS III                       Director, Centura Bank
      ---------------------
      H. Kel Landis III

      /S/ CHARLES T. LANE                         Director
      -------------------
      Charles T. Lane

      /S/ WENDELL H. MURPHY                     Director
      ---------------------
      Wendell H. Murphy

      /S/ JOSEPH H. NELSON                      Director
      --------------------
      Joseph H. Nelson

      /S/ DEAN E. PAINTER, JR.                  Director
      ------------------------
      Dean E. Painter, Jr.

      /S/ O. TRACY PARKS, III                   Director
      -----------------------
      O. Tracy Parks, III

      /S/ PATRICK H. POPE                       Director
      -------------------
      Patrick H. Pope

      /S/ WILLIAM H. REDDING, JR.               Director
      ---------------------------
      William H. Redding, Jr.

      /S/ CHARLES M. REEVES, III                Director
      --------------------------
      Charles M. Reeves, III

      /S/ GEORGE T. STRONACH, III               Director
      ---------------------------
      George T. Stronach, III

      /S/ ALEXANDER P. THORPE, III              Director
      ----------------------------
      Alexander P. Thorpe, III

      /S/ SYDNOR M. WHITE, JR.                  Director
      ------------------------
      Sydnor M. White, Jr.

      /S/ WILLIAM H. WILKERSON                  Director, President
      ------------------------
      William H. Wilkerson

      /S/ CHARLES P. WILKINS                    Director
      ----------------------
      Charles P. Wilkins

      /S/ J. BLOUNT WILLIAMS                    Director
      ----------------------
      J. Blount Williams

                              CENTURA BANKS, INC.

                                 EXHIBIT LIST

                                                                                                                      Sequential
 Exhibit                                                                                                              ----------
 -------
                                                                                                                         Page
                                                                                                                         ----
 Number.                                            Description of Exhibit                                              Number
--------                                            ----------------------                                              ------
  3.1     Restated Articles of Incorporation of Centura Banks, Inc.                                                    * (18)
  3.2     Amended and Restated Bylaws of Centura Banks, Inc.                                                           * (16)
  4.1     Excerpts from Centura's Articles of Incorporation and Bylaws relating to the rights of holders of            * (1)
            Centura capital stock
  4.2     Specimen certificate of Centura common stock                                                                 * (2)
  4.3     Amended and Restated Trust Agreement between Centura Banks, Inc., as Depositor, State Street Bank and        * (11)
            Trust Company, as Property Trustee, Delaware Trust Capital Management, as Trustee, and the
            Administrative Trustees named therein relating to $100 million Centura Capital Trust I, 8.845% Capital
            Securities, Series A (the "Capital Securities")
  4.4     Guarantee Agreement between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company,         * (11)
            as Guarantee Trustee, relating to the Capital Securities
  4.5     Junior Subordinated Indenture between Centura Banks, Inc. and State Street Bank and Trust Company, as        * (11)
            Trustee relating to $103.1 million of 8.845% Junior Subordinated Deferred Interest Debentures of the
            Corporation
 10.1     Centura Banks, Inc. Omnibus Equity Compensation Plan, as amended and restated effective April 15, 1998.      * (11)
 10.2     Centura Banks, Inc. Directors' Deferred Compensation Plan, as amended and restated effective February        * (8)
            17, 1997
 10.3     Second Addendum and Amendment dated December 24, 1998 to the Supplemental Executive Retirement               * (13)
            Agreement ("SERP") between Centura Banks, Inc. and Cecil W. Sewell, Jr.
 10.5     Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and       * (16)
            Michael S. Patterson
 10.6     Second Addendum and Amendment dated December 24, 1998 to the SERP between Centura Banks, Inc. and            * (13)
            William H. Wilkerson
 10.7     Second Addendum and Amendment dated December 24, 1998 to the SERP between Centura Banks, Inc. and            * (13)
            Frank L. Pattillo
 10.8     The Planters Corporation Deferred Compensation Plan, as assumed by Centura Banks, Inc.                       * (4)
 10.9     SERP dated May 14, 1996, between Centura Banks, Inc. and Cecil W. Sewell, Jr.                                * (10)
10.10     SERP, as amended, dated October 23, 1996 between Centura Banks, Inc. and Cecil W. Sewell, Jr.                * (10)
10.11     SERP, dated February 18, 2000, between Centura Banks, Inc. and Michael S. Patterson                          * (16)
10.12     Executive Employment Agreement, dated February 18, 2000, between Centura Banks, Inc., Centura Bank and       * (16)
            Cecil W. Sewell, Jr.
10.13     Agreement and Plan of Reorganization by and between Triangle Bancorp, Inc. and Centura Banks, Inc.           * (15)
            dated August 22, 1999
10.14     Centura Banks, Inc. Split-Dollar Life Insurance Plan (previously referred to as Split Dollar Life            * (4)
            Insurance Plan of The Planters Corporation), as assumed by Centura Banks, Inc
10.15     Centura Banks, Inc. Dividend Reinvestment Stock Purchase Plan, as amended and restated effective             * 4.2(7)
            October 3, 1994
10.16     SERP dated May 14, 1996, between Centura Banks Inc. and William H. Wilkerson                                 * (10)
10.17     Virginia Beach Federal Savings and Loan Association 1981 Stock Option Plan, as amended, as assumed by        * (16)
            Centura Banks, Inc.
10.19     SERP, as amended dated October 23, 1996 between Centura Banks, Inc. and William H. Wilkerson                 * (10)
10.21     Virginia Beach Federal Savings Bank 1991 Stock Option Plan, as amended, as assumed by Centura Banks,         * (16)
            Inc
10.22     SERP dated May 13, 1996 between Centura Banks, Inc. and Frank L. Pattillo                                    * (10)
10.23     Amended and Restated Omnibus Supplemental Executive Retirement Plan, dated October 1, 1998                   * (13)
10.24     SERP, as amended, dated October 23, 1996 between Centura Banks, Inc. and Frank L. Pattillo                   * (10)
10.25     Agreement of Assumption of Retirement Payment Agreement, dated as of June 2, 1995, by and between            * (5)
            Centura Banks, Inc., First Southern Savings Bank, Inc. SSB, and William H. Redding, Jr.
10.26     Agreement of Assumption of Agreement for Deferred Fees, dated as of June 2, 1995, by and between             * (5)
            Centura Banks, Inc., First Southern Bancorp, Inc., and William H. Redding, Jr.
10.27     Virginia Beach Federal Financial Corporation 1997 Directors Stock Compensation Plan, as assumed by           * (16)
            Centura Banks, Inc.
10.28     First Community Bank Omnibus Stock Plan of 1994, as assumed by Centura Banks, Inc.                           * 4.3 (9)
10.29     Virginia Beach Federal Financial Corporation 1998 Stock Option Plan, as assumed by Centura Banks, Inc.       * (16)

10.30       Agreement and Plan of Merger dated October 28, 1998 between First Coastal Bankshares, Inc. and Centura   * (12)
              Banks, Inc.
10.31       First Southern Bancorp, Inc. Employee Stock Option Plan, as assumed by Centura Banks, Inc.               * 4.2 (6)
10.32       First Southern Bancorp, Inc. Nonqualified Stock Option Plan for Directors, as assumed by Centura         * 4.2 (6)
              Banks, Inc.
10.33       Executive Employment Agreement, dated November 1, 1996, between Dean E. Painter, Jr. and CLG, Inc.       * (11)
10.34       Executive Employment Agreement, dated November 3, 1997, between Thomas A. Betts, Jr. and Centura         * (11)
              Insurance Services, Inc.
10.36       Triangle Bancorp, Inc. 1988 Incentive Stock Option Plan                                                  *10.39 (17)
10.37       Triangle Bancorp, Inc. 1988 Non-Qualified Stock Option Plan                                              * 10.40(17)
10.38       Triangle Bancorp, Inc. 1998 Omnibus Stock Plan                                                           * 10.41(17)
10.39       Granville United Bank 1993 Incentive Stock Option Plan                                                   * 10.42(17)
10.40       Granville United Bank Directors Stock Option Plan                                                        * 10.43(17)
10.41       The Village Bank Incentive Stock Option Plan                                                             * 10.44(17)
10.42       Standard Bank and Trust Company 1988 Incentive Stock Option Plan                                         * 10.45(17)
10.43       Standard Bank and Trust Company 1988 Non-Qualified Stock Option Plan                                     * 10.46(17)
10.45       Change of Control Agreement between Centura Banks, Inc. and B. Thomas Rogers, Jr.                        *10.2 (18)
10.46       Change of Control Agreement between Centura Banks, Inc. and H. Kel Landis III                            *10.3 (18)
10.47       Change of Control Agreement between Centura Banks, Inc. and Scott M. Custer                              *10.4 (18)
10.48       Change of Control Agreement between Centura Banks, Inc. and Steven J. Goldstein                          *10.5 (18)
10.48       Employment Agreement dated July 18, 2000 between William H. Wilkerson and Centura Banks, Inc.            *10.6 (18)
10.50       Agreement and Plan of Merger, dated as of January 26, 2001, by and between Centura Banks, Inc. and       *99.1 (19)
              Royal Bank of Canada
10.51       Stock Option Agreement, dated as of January 26, 2001, by and between Centura Banks, Inc. and Royal       *99.2 (19)
              Bank of Canada
10.52       Second Amendment to the Centura Banks, Inc. Omnibus Equity Compensation Plan                             *10.1 (18)
10.53       Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and       Page
              Cecil W. Sewell, Jr.
10.54       Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and       Page
              William H. Wilkerson
10.55       Third Addendum and Amendment dated as of July 19, 2000 to the SERP between Centura Banks, Inc. and       Page
              Frank L. Pattillo
10.56       SERP dated December 27, 1999 between Centura Banks, Inc. and H. Kel Landis III                           Page
10.57       SERP dated December 27, 1999 between Centura Banks, Inc. and Scott M. Custer                             Page
10.58       SERP dated December 27, 1999 between Centura Banks, Inc. and Steven J. Goldstein                         Page
10.59       SERP dated December 27, 1999 between Centura Banks, Inc. and B Thomas Rogers, Jr.                        Page
10.60       SERP dated December 27, 1999 between Centura Banks, Inc. and Edward R. Hipp III                          Page
10.61       Addendum and Amendment to the Executive Employment Agreement dated January 25, 2001 between Centura      Page
              Insurance Services, Inc. and Thomas A Betts, Jr.
16          Letter re: Change in Certifying Accountant                                                               * (14)
21          Subsidiaries of Centura Banks, Inc.                                                                      Page
23.1        Consent of PricewaterhouseCoopers LLP                                                                    Page

______________
*    Incorporation by reference from the following document as noted:
(1) Included as the identified exhibit in Centura Banks, Inc. Form S-4 dated March 8, 1990, as amended by Amendment No. 1 dated May 14, 1990.
(2) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1990.
(3) Included as the identified exhibit in Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-52160) filed on December 31, 1992.
(4) Included as the identified exhibit in Planters Corporation Form 10-K (File No. 0-11061) dated March 21, 1989.
(5) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No. 1 to Form S-4 Registration Statement (Registration No. 33-90568) filed on June 12, 1995.
(7) Included as the identified exhibit in Centura Banks, Inc. Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed as Post-Effective Amendment No. 3 to Form S-4 Registration Statement (Registration No. 33-33773) filed on September 2, 1994.
(8) Included as the identified exhibit in Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.
(9) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement filed as Post-Effective Amendment No 1 to Form S-4 Registration Statement (Registration No. 333-04949) filed on August 26, 1996.
(10) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(11) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 333-69283) filed on February 4, 1999.
(13) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Information is incorporated by reference to Form 8-K dated December 22, 1999.
(15) Included as the identified exhibit in Centura Banks, Inc. Form S-4 Registration Statement (Registration No. 333-92195) filed on December 6, 1999.
(16) Included as the identified exhibit to Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.
(17) Included as the identified exhibit to Centura Banks, Inc. Form S-8 Registration Statement (Registration No. 333-36816) filed on May 11, 2000.
(18) Included as the identified exhibit to Centura Banks, Inc. Form 10-Q for the quarter ended June 30, 2000.
(19) Included as the identified exhibit to Centura Banks, Inc. Form 8-K filed February 2, 2001.