Form 10-Q
period 2001-03-31
CENTURA BANKS INC
filed 2001-05-15
CIK 861461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to
         ________

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
                                 [X] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                    39,754,425
--------------------------------------------------------------------------------
           (Class of Stock)          (Shares outstanding as of April 30, 2001)

                               CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                         Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 2001 and 2000, and December 31, 2000                                    4

         Consolidated Statements of Income -
         Three months ended March 31, 2001 and 2000                                        5

         Consolidated Statement of Shareholders' Equity -
         Three months ended March 31, 2001                                                 6

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2001 and 2000                                        7

         Notes to Consolidated Financial Statements                                     8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     14-25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       26


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                27
Item 4.  Submission of Matters to a Vote of Securities Holders                            27
Item 6.  Exhibits and Reports on Form 8-K                                                 27

SIGNATURES                                                                                28

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statement of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                                    March 31,                        December 31,
                                                                    -------------------------------------------   ------------------
(In thousands, except share data)                                          2001                   2000                   2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $        280,354       $        311,117         $      356,602
Due from banks, interest-bearing                                            18,417                 31,733                 14,928
Federal funds sold                                                           3,654                 22,528                  7,547
Investment securities:
  Available for sale (cost of $2,966,319, $2,619,224
     and $2,623,159, respectively)                                       3,033,198              2,554,632              2,655,612
  Held to maturity (fair value of  $46,022,
     $52,845 and $50,298, respectively)                                     44,854                 52,709                 49,493
Loans                                                                    7,748,130              7,565,897              7,671,691
  Less allowance for loan losses                                           104,705                 97,450                104,275
---------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                            7,643,425              7,468,447              7,567,416
Mortgage loans held for sale                                               104,131                 29,010                 56,907
Bank premises and equipment                                                163,262                155,082                157,959
Other assets                                                               635,320                581,355                615,545
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $     11,926,615       $     11,206,613         $   11,482,009
=================================================================================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                                     $      1,116,991       $      1,174,585         $    1,131,121
  Interest-bearing                                                       5,765,020              5,781,560              5,871,582
  Time deposits over $100                                                  660,150                796,846                704,437
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                       7,542,161              7,752,991              7,707,140
Borrowed funds                                                           1,836,679              1,478,759              1,566,611
Long-term debt                                                           1,360,047              1,000,168              1,084,762
Other liabilities                                                          196,894                113,314                167,071
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                       10,935,781             10,345,232             10,525,584

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 25,000,000 shares
    authorized; none issued                                                     -                      -                       -
Common stock, no par value,
    100,000,000 shares authorized; shares issued
    and outstanding of 39,633,208; 39,662,141;
    and 39,427,056, respectively                                           277,319                282,976                272,119
Common stock acquired by ESOP                                                    -                    (14)                     -
Accumulated other comprehensive income (loss)                               39,990                (40,818)                18,939
Unearned compensation                                                       (3,717)                     -                 (4,084)
Retained earnings                                                          677,242                619,237                669,451
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                 990,834                861,381                956,425
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $     11,926,615       $     11,206,613         $   11,482,009
=================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                  -----------------------------------------------
(In thousands, except share and per share data)                                           2001                      2000
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                                           $              173,657    $              167,822
Investment securities:
  Taxable                                                                                       50,176                    43,676
  Tax-exempt                                                                                       533                     1,300
Short-term investments                                                                             376                     1,126
Mortgage loans held for sale                                                                     1,518                     1,508
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                          226,260                   215,432

INTEREST EXPENSE
Deposits                                                                                        74,732                    73,252
Borrowed funds                                                                                  26,569                    23,564
Long-term debt                                                                                  17,694                    13,808
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                         118,995                   110,624
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                            107,265                   104,808
Provision for loan losses                                                                        7,170                     5,975
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                            100,095                    98,833

NONINTEREST INCOME
Service charges on deposit accounts                                                             15,295                    15,355
Credit card and related fees                                                                     2,124                     2,071
Other service charges, commissions and fees                                                      9,313                    10,812
Fees for trust services                                                                          2,665                     2,751
Mortgage income                                                                                  5,463                     3,705
Other noninterest income                                                                         9,505                     8,430
Securities gains (losses), net                                                                     750                   (14,855)
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                        45,115                    28,269

NONINTEREST EXPENSE
Personnel                                                                                       47,936                    43,766
Occupancy                                                                                        6,367                     6,453
Equipment                                                                                        6,754                     6,148
Foreclosed real estate losses and related
   operating expense                                                                               605                       662
Merger-related and other significant charges                                                      (318)                   24,338
Other operating                                                                                 29,638                    29,275
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                       90,982                   110,642
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      54,228                    16,460
Income taxes                                                                                    18,707                     8,425
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $               35,521    $                8,035
=================================================================================================================================


NET INCOME PER COMMON SHARE
Basic                                                                           $                 0.90    $                 0.20
Diluted                                                                                           0.89                      0.20
=================================================================================================================================


AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                       39,556,008                39,598,371
Diluted                                                                                     40,027,011                39,926,443
=================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CENTURA BANKS, INC. AND SUBSIDIARIES

Three months ended March 31, 2001

                                                                  Common Stock
                                                       ------------------------------------       Unearned            Retained
                                                            Shares              Amount          Compensation          Earnings
                                                       -----------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2000                                   39,427,056           $272,119           $ (4,084)          $ 669,451
Comprehensive Income:
    Net income                                                        -                  -                  -              35,521
    Unrealized gains on securities, net of tax                        -                  -                  -                   -

       Comprehensive Income                                           -                  -                  -                   -
Common stock issued:
    Stock option plans and stock awards                         179,786              4,553                  -                   -
    Restricted stock, net                                                                                 367
Cash dividends declared, $0.34 per share                              -                  -                  -             (27,730)
Other                                                            26,366                 647                 -                   -
                                                       -----------------------------------------------------------------------------
Balance, March 31, 2001                                      39,633,208           $277,319          $  (3,717)          $ 677,242
                                                       =============================================================================


                                                            Unrealized Gains             Total
                                                              on Securities          Shareholders'
                                                           Available for Sale            Equity
                                                       ----------------------------------------------
(Dollars in thousands)
Balance, December 31, 2000                             $          18,939           $ 956,425
Comprehensive Income:
    Net income                                                         -              35,521
    Unrealized gains on securities, net of tax                    21,051              21,051
                                                                            -----------------
       Comprehensive Income                                            -              56,572
Common stock issued:
    Stock option plans and stock awards                                -               4,553
    Restricted stock, net                                                                367
Cash dividends declared, $0.34 per share                               -             (27,730)
Other                                                                  -                 647
                                                       --------------------------------------
Balance, March 31, 2001                                $          39,990  $          990,834
                                                       ======================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Centura Banks, Inc. and Subsidiaries


                                                                                                   For the Three Months Ended
                                                                                                            March 31,
(Dollars in thousands)                                                                                  2001          2000
                                                                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $    35,521    $       8,035
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                          7,170            5,975
       Depreciation on assets under operating leases                                                      1,388            1,935
       Depreciation and amortization, excluding depreciation on assets under operating leases            10,046            9,107
       Deferred income tax expense                                                                      (14,740)          (4,061)
       Loan fees deferred, net                                                                             (502)             902
       Bond premium amortization and discount accretion, net                                             (1,645)             111
       (Gains) losses on sales of investment securities                                                    (750)          14,855
       Proceeds from sales of mortgage loans held for sale                                              185,368           85,014
       Originations, net of principal repayments, of mortgage loans held for sale                      (225,320)         (72,823)
       Decrease in accrued interest receivable                                                            1,126            2,433
       Decrease in accrued interest payable                                                              (7,049)            (472)
       Net change in other assets and other liabilities                                                   2,599           20,326
                                                                                                     -----------     ------------
            Net cash (used) provided by operating activities                                             (6,788)          71,337
                                                                                                     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                                   (93,494)         (85,721)
Purchases of:
       Securities available for sale                                                                   (767,810)        (112,730)
       Premises and equipment                                                                           (11,729)         (11,706)
       Other                                                                                                  -          (80,000)
Proceeds from:
       Sales of securities available for sale                                                           320,194          239,420
       Maturities and issuer calls of securities available for sale                                     106,691           88,504
       Maturities and issuer calls of securities held to maturity                                         4,736            7,158
       Sales of foreclosed real estate                                                                    2,202            4,433
       Dispositions of premises and equipment                                                               511            2,340
Cash acquired, net of cash paid, in mergers and acquisitions                                                  -           (1,250)
                                                                                                     -----------     ------------
       Net cash (used) provided by investing activities                                                (438,699)          50,448
                                                                                                     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                               (164,979)        (144,061)
Net increase (decrease) in borrowed funds                                                               270,068         (122,479)
Proceeds from issuance of long-term debt                                                                300,500          360,500
Repayment of long-term debt                                                                             (27,841)        (264,671)
Cash dividends paid                                                                                     (13,466)         (12,683)
Proceeds from issuance of common stock, net                                                              4,553            2,606
                                                                                                         ------           -----
       Net cash provided (used) by financing activities                                                 368,835         (180,788)
                                                                                                     -----------     ------------

Decrease in cash and cash equivalents                                                                   (76,652)         (59,003)

Cash and cash equivalents at January 1                                                                  379,077          424,381
                                                                                                     -----------     ------------
Cash and cash equivalents at March 31                                                               $   302,425    $     365,378
                                                                                                     ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:
       Interest                                                                                     $   126,044    $     111,096
       Income taxes                                                                                       4,619            2,483
Noncash transactions:
       Stock issued in purchase acquisitions and other stock issuances, net                               1,012            1,681
       Change in unrealized securities gains (losses), net                                               34,426            2,572
       Income tax benefit from exercise of employee stock options                                             -            1,017
       Dividends payable                                                                                 14,264                -
       Loans transferred to foreclosed property                                                           3,545            2,466
                                                                                                     ===========     ============

See accompanying notes to consolidated financial statements.

                      CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Centura Banks, Inc. ("Centura") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company. Centura Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Centura's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year.

         All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 40 to 45 of Centura's Annual Report on Form 10-K for the year ended December 31, 2000. Refer to Note 6 of these unaudited consolidated financial statements for a discussion of derivative instruments and hedging activities.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholders' equity.

Note 2:  Mergers and Acquisitions

         The following table summarizes activity for merger-related accruals for the period ended March 31, 2001 related to the first quarter 2000 merger with Triangle Bancorp, Inc and the first quarter 1999 merger with First Coastal Bankshares, Inc.:

------------------------------------------- ------------- -------------- ------------- -------------
                                             Liability      Liability       Amount
                                              balance        accrued     utilized in    Remaining
(in thousands)                                12/31/00       in 2001        2001*        Balance
------------------------------------------- ------------- -------------- ------------- -------------
Severance, change in control and           $      631         $  --      $    261      $      370
other employee-related costs
Write-off of unrealizable assets                   --            --            --              --
Non-employee related contract terminations        734            --            34             700
Professional costs                                 --            --            --              --
Other merger-related expenses                     835            --           395             440
------------------------------------------- ------------- -------------- ------------- -------------
Merger-related expenses                     $   2,200         $ --           $690      $    1,510
=========================================== ============= ============== ============= =============

* Includes reversal of $318,000 in first quarter 2001 as accrual will not be utilized.

         On January 26, 2001, Royal Bank of Canada ("Royal Bank") and Centura announced that a definitive merger agreement had been signed pursuant to which Royal Bank will acquire Centura in a purchase business combination. Royal Bank has assets totaling approximately $200 billion and is headquartered in Toronto, Canada. Under the terms of the agreement, each share of Centura outstanding common stock will be converted into 1.684 shares of Royal Bank common stock upon consummation. Centura shareholders approved the Agreement and Plan of Merger between Centura and Royal Bank on May 3, 2001. The closing of the merger is subject to receipt of regulatory approvals in Canada and the U.S and other customary closing conditions. The merger is expected to close during Royal Bank's third fiscal quarter ending July 31, 2001. The indicated value of the transaction is approximately $2.3 billion, based on Royal Bank's closing share price on the Toronto stock exchange of $34.35 on January 25, 2001. In connection with the merger agreement, Centura has granted Royal Bank a customary option to purchase a number of shares equal to 19.9 percent of its outstanding common stock under limited circumstances. Centura expects to record between $150 million and $200 million in certain merger-related expenses and other significant charges in the second quarter of 2001 as a result of the merger with Royal Bank.

Note 3:  Net Income Per Share

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is based on the weighted-average number of common shares outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options which totaled 471,003 shares and 328,072 shares for the three months ended March 31, 2001 and 2000, respectively. Dilutive potential common shares are calculated using the treasury stock method.

Note 4:  Commitments and Contingencies

         All claims against Centura Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against Centura Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Centura and Centura Bank consider immaterial to their financial condition.

         In addition, various other legal proceedings against Centura and its subsidiaries have arisen from time to time in the normal course of business. Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of Centura or its subsidiaries, taken as a whole.

Note 5:  Segment Information

         Refer to Centura's Annual Report on Form 10-K for the year ended December 31, 2000 for information with respect to Centura's policies for defining and accounting for its segments. Financial information by segment for the three months ended March 31, 2001 and 2000 is as follows:


                                                                  2001
(In thousands)                 Retail     Treasury        Other        Total     Adjustments   Consolidated
-------------------------------------------------------------------------------------------------------------------

Interest income               $153,307      $63,276       $7,825     $224,408       $1,852 (A)      $226,260
Interest expense                75,438       36,177        1,421      113,036        5,959 (A)       118,995
Funds transfer pricing
     allocation                 10,904      (14,369)      (2,518)      (5,983)       5,983 (B)            --
-------------------------------------------------------------------------------------------------------------------
   Net interest income          88,773       12,730        3,886      105,389        1,876           107,265
Provision for loan losses        5,982           --          878        6,860          310 (C)         7,170
-------------------------------------------------------------------------------------------------------------------
   Net interest income after
   provision for loan losses    82,791       12,730        3,008       98,529        1,566           100,095
Noninterest income              30,319          241       13,464       44,024        1,091 (A)        45,115
Noninterest expense             73,386        2,989        8,611       84,986        5,996 (A)        90,982
-------------------------------------------------------------------------------------------------------------------
Income before income taxes      39,724        9,982        7,861       57,567       (3,339)           54,228
Income tax expense/(benefit)    17,688        1,005       (3,560)      15,133        3,574 (C)        18,707
-------------------------------------------------------------------------------------------------------------------
   Net income                  $22,036       $8,977      $11,421      $42,434      $(6,913)          $35,521
===================================================================================================================

Period-end assets           $6,940,990   $3,628,358     $240,779  $10,810,127   $1,116,488 (D)   $11,926,615


                                                                    2000
(In thousands)                 Retail     Treasury        Other        Total     Adjustments       Consolidated
-------------------------------------------------------------------------------------------------------------------

Interest income               $146,603      $57,378       $7,658     $211,639       $3,793 (A)      $215,432
Interest expense                75,349       29,190          862      105,401        5,223 (A)       110,624
Funds transfer pricing
     allocation                 18,960      (22,581)      (3,375)      (6,996)       6,996 (B)            --
-------------------------------------------------------------------------------------------------------------------
   Net interest income          90,214        5,607        3,421       99,242        5,566           104,808
Provision for loan losses        3,141           -           902        4,043        1,932 (C)         5,975
-------------------------------------------------------------------------------------------------------------------
   Net interest income after
   provision for loan losses    87,073        5,607        2,519       95,199        3,634            98,833
Noninterest income              27,648          167        9,862       37,677       (9,408)(A)        28,269
Noninterest expense             73,226        2,564        8,956       84,746       25,896 (A)       110,642
-------------------------------------------------------------------------------------------------------------------
Income before income taxes      41,495        3,210        3,425       48,130      (31,670)           16,460
Income tax expense/(benefit)    17,927         (841)      (1,507)      15,579       (7,154)(C)         8,425
-------------------------------------------------------------------------------------------------------------------
   Net income                  $23,568      $ 4,051      $ 4,932     $ 32,551    $(24,516)           $ 8,035
===================================================================================================================

Period-end assets           $6,676,100   $3,244,240     $240,291  $10,160,631   $1,045,982 (D)   $11,206,613

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

Note 6:  Derivative Instruments and Hedging Activities

         Centura adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on January 1, 2001.

       SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. For derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, they will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement.

         At the initial application date of January 1, 2001, Centura recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to pre-tax income was a gain of approximately $27,000. This transition adjustment has been recorded in other noninterest income in the consolidated statement of income. Further, the initial application of SFAS 133 resulted in Centura recognizing $3.0 million of derivative assets as other assets and $2.8 million of derivative liabilities as other liabilities in the consolidated balance sheet. The transition did not result in any adjustments to accumulated other comprehensive income. Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above. The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income in any given reporting period. The amount of volatility is based on amounts, positions and market conditions that exist as of and during any reporting period. Refer to Table 7 for summary of derivative instruments held at March 31, 2001.

       All derivatives are recognized on the balance sheet at their respective fair values. On the date that Centura enters into a derivative contract, it designates the derivative as (1) a fair value hedge or (2) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Centura currently does not utilize derivatives that are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings as a component of other noninterest income.

         Centura may enter into financial instruments in which a derivative instrument is "embedded." At that point, Centura would assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value hedging instrument or (2) a trading or non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if Centura cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract (host plus embedded), the entire contract will be carried on the balance sheet at fair value and not designated as a hedging instrument.

         Centura formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to the specific hedged items on the balance sheet. Centura also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, Centura discontinues hedge accounting prospectively, as discussed below.

       Centura discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Centura will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

         Centura maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Centura's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Centura's gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease. The effect of this variability in earnings is expected to be substantially offset by Centura's gains and losses on the derivative instruments that are linked to these hedged assets and liabilities. Centura considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates.

         Currently, Centura mainly utilizes interest rate swaps to achieve its risk-management objectives. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Centura also enters into various interest rate and foreign-exchange derivative contracts for trading and macro risk-management purposes. Trading activities (which include derivative transactions that are entered into for risk-management purposes and do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to customers and managing interest rate risk on a macro basis.

         By using derivative instruments, Centura exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Centura's credit risk will equal the fair-value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes Centura, thus creating a repayment risk for Centura. When the fair value of a derivative contract is negative, Centura owes the counterparty and, therefore, assumes no repayment risk. Centura minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

         As noted above, Centura enters into interest rate swaps to (1) convert fixed rate debt to variable, and (2) convert fixed rate assets to variable. For the quarter ended March 31, 2001, the ineffective portion of all fair-value hedges was not considered significant. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. Centura's policy governing the use of derivative instruments, as approved by Centura's Board of Directors, does not contemplate speculation of any kind. It is not management's intent to enter into any speculative transactions.

CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 2001


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         A number of the statements in this Form 10-Q concerning Centura Banks, Inc. ("Centura" or the "Company") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust and NCS Mortgage Lending Company ("NCS"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements involve significant risks and uncertainties and are subject to change based on various factors, many of which are beyond Centura's control. Factors that might cause such a difference include, but are not limited to (i) customer and deposit attrition, or loss of revenue, following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate environment may reduce margins; (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers do not consummate as anticipated; (ix) the realization of expected benefits from Royal Bank of Canada's acquisition of Centura; and (x) other risks and factors identified in Centura's filings with the Securities and Exchange Commission and other regulatory bodies.

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

GENERAL

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of Centura. Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. Centura's mission is to be the primary provider of financial services to each of our customers. To achieve our mission, Centura provides a full range of personal and commercial banking products and services, investment services and insurance services. These products and services are delivered through our customers channel of preference. At March 31, 2001, Centura served its customers through 243 financial stores located throughout North Carolina, South Carolina, and Virginia. Centura also serves its customers through Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at www.centura.com. The contents of Centura's website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

         Centura's common stock is traded on the New York Stock Exchange under the symbol CBC. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

EARNINGS SUMMARY

         Net income for the three months ended March 31, 2001 totaled $35.5 million or $0.89 per diluted share. Net income for the comparable period in 2000 was $36.0 million or $0.90 per diluted share, excluding merger-related and other significant charges of $39.4 million incurred as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle") which was accounted for as a pooling of interests. Included in the merger-related charges and other significant charges were $15.1 million in losses on securities sales incurred as a result of restructuring Triangle's investment portfolio. Including merger-related and other significant charges, net income and diluted earnings per share were $8.0 million and $0.20, respectively, for the three months ended March 31, 2000. Key factors responsible for Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $10.8 billion for the three months ended March 31, 2001, an increase of $397.4 million or 3.8 percent over the average balance for the first quarter of 2000. As discussed below, growth in the commercial loan and investment portfolios accounted for the majority of the increase. Period-end interest-earning assets were $11.0 billion at March 31, 2001, an increase of $496.2 million over December 31, 2000's balance of $10.5 billion.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.7 billion, an increase of $76.4 million when compared to the balance as of December 31, 2000. Table 1 provides a summary of the loan portfolio and mix percentages as of March 31, 2001, March 31, 2000 and December 31, 2000.

         Loans averaged $7.7 billion for the first quarter of 2001 as compared to $7.5 billion for the first quarter of 2000. Average loan growth was driven primarily by volume generated in the commercial and consumer loan portfolios. On average, commercial loans increased $231.1 million or 4.8 percent between comparable quarters. Consumer loans (equity lines, installment loans, residential mortgage, and other credit line loans), excluding the impact of the fourth quarter sale of certain residential mortgages to First Greensboro Home Equity Inc., increased 6.7 percent. The leasing portfolio, on average, declined $35.3 million, driven by the continued decreased emphasis on the product and normal amortization.

         Taxable equivalent interest earned on the loan portfolio for the three months ended March 31, 2001 and 2000 totaled $174.0 million and $168.2 million, respectively. The growth in interest income on loans was driven mainly by volume variances, which contributed $5.6 million to the increase. Overall, the loan portfolio yielded 9.05 percent for the first quarter of 2001 compared with 8.94 percent for the first quarter of 2000, an increase of 11 basis points.

Investment Securities

         The investment portfolio provides Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the first quarter of 2001 at $3.1 billion, an increase of 13.8 percent from a December 31, 2000 balance of $2.7 billion. The investment portfolio averaged $3.0 billion for the first quarter, growing 7.5 percent or $207.0 million over the comparable period for 2000. The growth in the investment portfolio provided a means of optimizing capital in the absence of share repurchases. Centura was precluded from repurchasing its own stock as part of its January 26, 2001 agreement to be acquired by Royal Bank of Canada, and as a result, the Board of Directors rescinded the previously announced share repurchase program.

         The available for sale ("AFS") investment portfolio is used as a part of Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At March 31, 2001, AFS investments had a market value of $3.0 billion, up $377.6 million compared to December 31, 2000. Included in the market value of the AFS portfolio as of March 31, 2001 are unrealized gains of $66.9 million, $41.0 million net of tax, compared with unrealized gains of $32.5 million, $18.9 million net of tax as of December 31, 2000. The change in unrealized gains/losses was mainly due to favorable interest rate movements.

         The held to maturity ("HTM") investment portfolio declined $4.6 million from its 2000 year end balance to total $44.9 million at March 31, 2001. This decline primarily resulted from scheduled maturities in the portfolio.

FUNDING SOURCES

         Total funding includes deposits, short-term borrowings and long-term debt and averaged $10.6 billion for the three-month period ended March 31, 2001, increasing $230.6 million over the $10.4 billion averaged for the three months ended March 31, 2000.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.5 billion, down $165.0 million from its December 31, 2000 balance of $7.7 billion. The decline was principally attributable to the anticipated decrease in commercial deposits and the attrition of unprofitable single-service CD accounts from Triangle households that Centura was unable to establish multiple service relationships. Total deposits averaged $7.5 billion for the first three months of 2001 as compared to the $7.8 billion averaged for the first quarter of 2000. Excluding the divestitures related to the Triangle merger and the Wachovia branch purchase in the third quarter of 2000, average deposits declined approximately $223.0 million. Table 2 details average balances for the deposit portfolio and the mix of deposits for the three months ended March 31, 2001 and 2000.

         The annualized average cost of total interest-bearing deposits for the first quarter of 2001 was 4.72 percent an increase of 33 basis points compared to the comparable period in 2000.

Other Funding Sources

         Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $320.2 million to total $2.0 billion at March 31, 2001 principally in Federal funds purchased and securities sold under repurchase agreements. Period-end short-term borrowings totaled $1.8 billion and $1.6 billion at March 31, 2001 and December 31, 2000, respectively. The growth in short term borrowed funds principally stemmed from loan growth and investment portfolio growth exceeding deposit growth. The first quarter 2001 cost of funds for short-term borrowings declined 26 basis points from prior year's first quarter to a rate of 5.42 percent. The change was a result of decreasing interest rates which occurred in the latter part of 2000 and continued into the first quarter of 2001.

         Long-term debt consists predominantly of FHLB advances, Capital Securities and subordinated bank notes and ended the period at $1.4 billion compared to $1.1 billion as of December 31, 2000. Long-term debt averaged $1.1 billion for the three months ended March 31, 2001 compared with $901.5 million for 2000's first quarter. The main contributor of the increase was FHLB borrowings, which grew on average $280.2 million for the first quarter of 2001 when compared to the first quarter of 2000. The cost of funds for long-term debt increased by 11 basis points to 6.17 percent for the first quarter of 2001, compared to a similar period in 2000. The increase in cost of funds for long-term debt was attributed to the higher interest rate environment experienced from April to December 2000. Substantially lower interest rates in the first quarter of 2001 will not begin to be fully reflected in the portfolio until subsequent quarters in 2001.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the three months ended March 31, 2001 and 2000 was $107.3 million and $104.8 million, respectively. On a taxable equivalent basis, net interest income in the first quarter of 2001 increased $2.1 million over prior year to total $109.8 million. As shown in Table 8, "Net Interest Income and Volume/Rate Analysis," the increase in net interest income, taxable equivalent, was driven by volume variances which contributed $1.7 million to the increase whereas rate variances added $402,000.

         First quarter 2001's net interest margin of 4.07 remained unchanged from the first quarter of 2000.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of March 31, 2001 and December 31, 2000, the AFLL was $104.7 million and $104.3 million, respectively, or 1.35 percent and 1.36 percent, respectively, of total loans outstanding. The AFLL continues to adequately cover nonperforming loans, providing coverage at 2.04 times and 2.15 times the nonperforming loan balance at March 31, 2001 and December 31, 2000, respectively. The loan balances exclude approximately $4.8 million and $6.0 million of nonperforming loans held for accelerated disposition which are included in other assets in the consolidated balance sheet as of March 31, 2001 and December 31, 2000, respectively. In future periods, management may identify other loans for accelerated disposition. Refer to Table 4 "Analysis for Allowance for Loan Losses" for additional asset quality information.

         Excluding the loans held for accelerated disposition discussed above, total nonperforming assets ("NPA's") were $58.5 million at March 31, 2001, an increase of $4.2 million over the December 31, 2000 balance of $54.4 million. NPA's as a percentage of total assets were 0.49 percent and 0.47 percent at March 31, 2001 and December 31, 2000, respectively.

         Net charge-offs for the period increased from first quarter of 2000 by $2.7 million to total $6.7 million for the quarter ended March 31, 2001. Included in net charge-offs were recoveries of $1.3 million and $760,000 received in the first quarters of 2000 and 2001, respectively, received for the Pluma credit which had been charged off during 1999. Net charge-offs to average loans excluding the recoveries for the Pluma credit were 0.39 percent and 0.29 percent for the quarters ended March 31, 2001 and 2000, respectively.

         The amount provided for the AFLL included in the first quarter 2001 results of operations totaled $7.2 million compared with $6.0 million recorded in the first quarter of 2000.

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

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $45.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the three months ended March 31, 2001, excluding gains and losses on sales of investment securities, totaled $44.4 million, up $1.2 million from the $43.1 million earned for the three months ended March 31, 2000. As a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income excluding securities gains and losses), noninterest income was 28.8 percent and 28.6 percent for the three months ended March 31, 2001 and 2000, respectively. Including gains and losses on sales of investment securities, noninterest income was $45.1 million and $28.3 million for the quarters ended March 31, 2001 and 2000, respectively. Sales of investment securities resulted in net realized losses of $14.9 million for the first quarter of 2000 compared with net realized gains of $750,000 in the first quarter of 2001. Included in the first quarter 2000 net realized losses were $15.1 million of securities losses related to restructuring the investment portfolio acquired in the Triangle merger. This restructuring was in response to the interest rate environment and to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Centura.

         Service charges on deposit accounts, comprising approximately 34.5 percent of noninterest income before gains and losses on sales of investment securities, continues to be the largest component of noninterest income. Service charges on deposits for the current period, despite the decline in average deposits, remained constant at $15.3 million as compared to $15.4 million for the first quarter of 2000. As expected, brokerage commissions were down $1.2 million during the first quarter of 2001 when compared to the first quarter of 2000 due to the slowing economy and other market conditions.

         Mortgage income for the first quarter of 2001 was $5.5 million, an increase of $1.8 million over the first quarter of 2000. This increase was mainly driven by mortgage loan sale income which was up $1.6 million, favorably impacted by a decreasing rate environment. During the first quarter of 2001, servicing commissions and mortgage servicing rights amortization, components of mortgage income, decreased $1.6 million and $1.1 million, respectively, a direct result of the sale of approximately $2.1 billion of Centura's mortgage servicing portfolio which occurred in the third quarter of 2000. Origination fees were higher by $384,000 quarter over quarter, in-line with expectations given the declining rate environment.

         Other noninterest income increased $1.1 million to $9.5 million for the quarter ended March 31, 2001 when compared to the first quarter of 2000. Included in other noninterest income for the quarter ended March 31, 2000 were gains of $5.5 million received on the sale of branches required to be divested as a result of the merger with Triangle. Included in current period other noninterest income was a $2.8 million gain which resulted from the sale of a private company in which Centura holds an interest. Other noninterest income in the current period also reflects an increase of $1.8 million primarily the result of revenue generated from Centura's investment in bank owned life insurance purchased in the first quarter of 2000. The remaining difference was spread across the various other noninterest income categories.

         Noninterest expense excluding merger-related and other significant charges totaled $91.3 million, an increase of $5.0 million over the first quarter of 2000. Personnel expenses accounted for the majority of the increase rising $4.2 million between quarters. Fees for outsourced services, a volume driven expense, was up $1.2 million. Professional and legal expenses rose $675,000 and $486,000, respectively, for the first quarter of 2001 when compared to the first quarter of 2000. Marketing expense was $2.5 million for the three months ended March 31, 2001, an increase of $971,000 over the three months ended March 31, 2000, principally due to market research and targeted advertising. Deposit intangible and goodwill amortization increased approximately $979,000 to total $4.1 million for the first quarter of 2001 when compared to the first quarter of 2000, due to the amortization of goodwill recorded in the purchase of deposits from Wachovia Corporation, in September of 2000.


INCOME TAX EXPENSE

         Income tax expense recorded for the three months ended March 31, 2001 was $18.7 million compared to $8.4 million in the prior year period. For the first quarter of 2000, certain merger-related charges were not tax deductible, resulting in an effective tax rate of 51.2 percent. This compares with an effective tax rate of 34.5 percent for the three months ended March 31, 2001.


EQUITY AND CAPITAL RESOURCES

         Shareholders' equity as of March 31, 2001 was $990.8 million compared to $956.4 million at December 31, 2000. The change in equity between the two periods was influenced by the retention of earnings, the exercise of stock options and changes in unrealized gains or losses on securities available for sale. Additionally, in the first quarter of 2001, Centura declared dividends of $27.7 million for the first and second quarter of 2001. Unrealized gains on available for sale securities, net of tax, were $41.0 million at March 31, 2001. This compares with unrealized gains of $18.9 million as of December 31, 2000. The ratio of shareholders' equity to period-end assets was 8.31 percent and 8.33 percent at March 31, 2001 and December 31, 2000, respectively. During the first quarter of 2001, the Board of Directors officially rescinded Centura's 1.5 million share repurchase program announced in September of 2000. Centura repurchased approximately 552,000 shares under the program but has not been active in the market since December 2000, and was precluded from repurchasing its own stock as part of its agreement to be acquired by Royal Bank of Canada.

         Centura's capital ratios are greater than minimums required by regulatory guidelines. It is Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At March 31, 2001, Centura had the required capital levels to qualify as well capitalized with total capital of $1.2 billion and Tier 1 capital of $933.6 million. See Table 6 for a summary of Centura's capital ratios.


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

         Centura's traditional funding sources include core deposits, established Federal funds lines with major banks, advances from the FHLB, proceeds from matured investments, principal and interest repayments on loans, and contracts to repurchase securities. Centura also has an unsecured bank note facility for institutional investors. In addition, Centura accepts Eurodeposits, has a master note commercial paper facility, and offers brokered CD's.

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

         Centura's Asset/Liability Management Committee seeks to maintain a general balance between interest-sensitive assets and liabilities to manage near term earnings at risk and risk to shareholder value while optimizing profit potential. Mismatches in interest rate repricings of assets and liabilities arise from the interaction of customer business needs and Centura's discretionary asset and liability management activities. Exposure to changes in the level and direction of interest rates is managed by adjusting the asset/liability mix through the use of various interest rate risk management products, including derivative financial instruments. Refer to Note 6 of the unaudited Notes to the Consolidated Financial Statements for a discussion of derivative instruments and hedging activities.

         Derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts ("swaps", "floors", "caps", "futures" and "options," respectively), are an integral part of Centura's interest rate risk management activities. Centura has principally utilized interest rate swaps. Swaps are used to manage interest rate risk, reduce funding costs, and allow Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. Table 7, "Derivative Financial Instruments," summarizes Centura's balance sheet derivative financial positions at March 31, 2001. Balance sheet financial instruments are managed on an integrated basis as part of Centura's overall asset/liability management function. The value of any single component of the balance sheet position should not be viewed independently. Centura does not use derivative instruments in a speculative manner.

         During the latter part of 2000, Centura terminated certain derivative contracts and deferred the resulting net gains amounting to $3.2 million. These net gains are being amortized over the shorter of the life of the derivative instrument or the hedged item. Since the risk characteristics of the terminated transactions largely offset each other, terminating the transactions did not materially alter Centura's market risk position. Centura expects to continue to use derivatives, cash market instruments, and other methods to manage its market risk in the future.

CURRENT ACCOUNTING ISSUES

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

TABLE 1
----------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                                             March 31, 2001                        March 31, 2000
                                                    ------------------------------------------------------------------
(Dollars in thousands)                                Balance          % of Total            Balance   % of Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                   $2,147,644       27.7%          $1,899,802         25.1%
Commercial mortgage                                       1,412,197       18.2            1,436,028         19.0
Real estate construction                                  1,074,376       13.9              972,232         12.8
                                                    ------------------------------------------------------------------
       Commercial loan portfolio                          4,634,217       59.8            4,308,062         56.9
Consumer                                                    562,767        7.3              582,213          7.7
Residential mortgage                                      2,214,106       28.6            2,296,714         30.4
Leases                                                      235,728        3.0              272,986          3.6
Other                                                       101,312        1.3              105,922          1.4
----------------------------------------------------------------------------------------------------------------------
Total loans                                              $7,748,130      100.0%          $7,565,897        100.0%
======================================================================================================================

Residential mortgage servicing
       portfolio for others - Centura Portfolio            $709,211                      $2,912,258
Residential mortgage servicing
       portfolio for others - subservicing                2,011,753                         103,657
======================================================================================================================

TABLE 1
------------------------------------------------------------------------------
LOAN PORTFOLIO
                                                             December 31, 2000
                                                   ---------------------------
(Dollars in thousands)                               Balance      % of Total
------------------------------------------------------------------------------
Commercial, financial and agricultural               $2,067,962         27.0%
Commercial mortgage                                   1,432,226         18.7
Real estate construction                              1,025,597         13.3
                                                   --------------------------
       Commercial loan portfolio                      4,525,785         59.0
Consumer                                                571,375          7.4
Residential mortgage                                  2,214,560         28.9
Leases                                                  254,858          3.3
Other                                                   105,113          1.4
-----------------------------------------------------------------------------
Total loans                                          $7,671,691        100.0%
=============================================================================

Residential mortgage servicing
       portfolio for others - Centura Portfolio       $ 615,255
Residential mortgage servicing
       portfolio for others - subservicing            2,243,745
=============================================================================


TABLE 2
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                                             March 31, 2001                            March 31, 2000
                                                    ---------------------------------------------------------------------------
(Dollars in thousands)                                Balance             % of Total         Balance              % of Total
-------------------------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                             $ 1,063,523          14.2%         $ 1,105,151                 14.1%
Interest checking                                           961,194          12.8              944,339                 12.1
Money market                                              1,766,972          23.6            1,712,843                 21.9
Savings                                                     215,104           2.9              281,046                  3.6
------------------------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000                      2,398,883          32.1            2,496,500                 31.9
  Certificates of deposit > $100,000                        651,760           8.7              844,135                 10.8
  IRA                                                       426,670           5.7              435,203                  5.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        ---
       Total time deposits                                3,477,313          46.5            3,775,838                 48.3
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       ---
Total average deposits                                  $ 7,484,106         100.0%         $ 7,819,217                100.0%
===============================================================================================================================

TABLE 3
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS


                                                                   Three months ended
                                                                     March 31, 2001
                                                    --------------------------------------------------------
                                                                         Interest          Average
                                                       Average            Income/           Yield/
(Dollars in thousands)                                 Balance            Expense            Rate
------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                             $      7,721,247   $       173,988             9.05%
Taxable securities                                       2,893,170            52,174             7.22
Tax-exempt securities                                       36,197               786             8.69
Short-term investments                                      27,210               376             5.54
Mortgage loans held for sale                                75,878             1,518             8.00
                                                    ---------------    --------------
Interest-earning assets, gross                          10,753,702           228,842             8.54
Net unrealized gains (losses) on
  available for sale securities                             51,672
Other assets, net                                          959,722
                                                    ---------------
    Total assets                                  $     11,765,096
                                                    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                                 $        961,194   $         3,237             1.37%
Money market                                             1,766,972            19,190             4.40
Savings                                                    215,104               626             1.18
Time                                                     3,477,313            51,679             6.03
                                                    ---------------    --------------
    Total interest-bearing deposits                      6,420,583            74,732             4.72
Borrowed funds                                           1,961,288            26,569             5.42
Long-term debt                                           1,146,978            17,694             6.17
                                                    ---------------    --------------
Interest-bearing liabilities                             9,528,849           118,995             5.04
Demand, noninterest-bearing                              1,063,523
Other liabilities                                          188,241
Shareholders' equity                                       984,483
                                                    ---------------
    Total liabilities and
      shareholder's equity                        $     11,765,096
                                                    ===============

Interest rate spread                                                                             3.50%

Net yield on interest-
    earning assets                                $     10,753,702   $       109,847             4.07%
                                                    ===============    ==============

Taxable equivalent adjustment                                        $         2,582
                                                                       ==============

                                                                         Three months ended
                                                                           March 31, 2000
                                                  ---------------------------------------------------------------
                                                                         Interest          Average
                                                          Average        Income/            Yield/
(Dollars in thousands)                                    Balance        Expense             Rate
-----------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                               $    7,481,312    $    168,221            8.94%
Taxable securities                                       2,746,862          45,537            6.63
Tax-exempt securities                                      101,663           1,970            7.75
Short-term investments                                      85,991           1,126            5.18
Mortgage loans held for sale                                66,621           1,508            9.05
                                                      -------------     -----------
Interest-earning assets, gross                          10,482,449         218,362            8.29
Net unrealized gains (losses) on
  available for sale securities                            (74,441)
Other assets, net                                          925,008
                                                      -------------
    Total assets                                    $   11,333,016
                                                      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking                                   $      944,339    $      3,268            1.39%
Money market                                             1,712,843          18,413            4.32
Savings                                                    281,046           1,022            1.46
Time                                                     3,775,838          50,549            5.38
                                                      -------------     -----------
    Total interest-bearing deposits                      6,714,066          73,252            4.39
Borrowed funds                                           1,641,051          23,564            5.68
Long-term debt                                             901,461          13,808            6.06
                                                      -------------     -----------
Interest-bearing liabilities                             9,256,578         110,624            4.78
Demand, noninterest-bearing                              1,105,151
Other liabilities                                          111,192
Shareholders' equity                                       860,095
                                                      -------------
    Total liabilities and
      shareholder's equity                          $   11,333,016
                                                      =============

Interest rate spread                                                                          3.51%

Net yield on interest-
    earning assets                                  $   10,482,449    $    107,738            4.07%
                                                      =============     ===========

Taxable equivalent adjustment                                         $      2,930
                                                                        ===========



TABLE 4
-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                    At and for the three months       At and for the year ended
                                                                          ended March 31,                   ended December 31,
                                                              ---------------------------------------------------------------------
(Dollars in thousands)                                                 2001              2000                   2000
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                 $   104,275        $    95,500               $   95,500
Allowance related to loans transferred or sold                             -                  -                     (368)
Provision for loan losses                                              7,170              5,975                   31,815
Loans charged off                                                     (8,414)            (6,515)                 (28,161)
Recoveries on loans previously charged off                             1,674              2,490                    5,489
-----------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                                    (6,740)            (4,025)                 (22,672)
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                       $   104,705        $    97,450               $  104,275
===================================================================================================================================

Loans at period-end*                                             $ 7,748,130        $ 7,565,897               $7,671,691
Average loans*                                                     7,721,247          7,481,312                7,606,163
Nonperforming loans*                                                  51,301             32,372                   48,475

Allowance for loan losses to total loans*                               1.35 %             1.29 %                   1.36 %
Net charge-offs to average loans                                        0.35               0.22                     0.30
Allowance for loan losses to nonperforming loans*                       2.04 x             3.01 x                   2.15 x
===================================================================================================================================

* Excludes $4.8 million and $6.0 million of nonperforming loans (NPL's) classified as assets held for early dispositon as of March 31, 2001 and December 31, 2000, respectively. Including these NPL's the allowance for loans losses to NPLs was 1.88x and 1.91x as of March 31, 2001 and December 31, 2000, respectively.



TABLE 5
------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                                  March 31,                             December 31,
                                                          --------------------------------------------------------------------
(Dollars in thousands)                                       2001                   2000                      2000
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans*                                        $ 51,301               $ 32,372                $ 48,475
Foreclosed property                                            7,240                  4,789                   5,897
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $ 58,541               $ 37,161                $ 54,372
==============================================================================================================================

Nonperforming assets (NPA's) to:*
    Loans and foreclosed property.                              0.75 %                 0.49 %                  0.71 %
    Total assets                                                0.49                   0.33                    0.47
==============================================================================================================================

Accruing loans past due ninety days or greater              $ 18,451               $ 11,887                $ 12,338
==============================================================================================================================


* Excludes $4.8 million and $6.0 million of NPL's classified as assets held for early dispositon as of March 31, 2001 and December 31, 2000, respectively. Including these NPL's, NPA's to loans and foreclosed property and total assets was 0.81% and 0.53%, respectively as of March 31, 2001 and 0.79% and 0.53%, respectively as of December 31, 2000.

TABLE 6
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                                                   Tier I Capital       Total Capital       Tier I Leverage
March 31, 2001                                                            10.3 %               12.6 %                  8.1 %
December 31, 2000                                                         10.4                 12.7                    8.1
March 31, 2000                                                            10.4                 12.6                    7.9
Minimum requirement                                                        4.0                  8.0                    4.0




TABLE 7
------------------------------------------------------------------------------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap and cap agreements at March 31, 2001 are summarized below:

                                                         Weighted Average Rate       Weighted Avg.
                                                          During the Quarter           Remaining       Estimated      Estimated
                                            Notional    ------------------------      Contractual      Fair Value     Fair Value
(Dollars in thousands)                       Amount     Received          Paid        Term (Years)       Assets     (Liabilities)
-----------------------------------------------------------------------------------------------------------------  -----------------
INTEREST RATE SWAPS
Corporation pays fixed/receives floating  $  45,647     5.20%            6.36%            10.5          $    31            $ (2,071)
Corporation pays variable/receives fixed    266,315     6.74%            5.34%             6.8            4,081                (245)
                                          -----------------------------------------------------------------------  -----------------
       Total interest rate swaps          $ 311,962                                                     $ 4,112            $ (2,316)
                                          =======================================================================  =================

                                                                                    Weighted Average
                                                                                       Remaining       Estimated
                                            Notional     Average     Current Index    Contractual      Fair Value
(Dollars in thousands)                       Amount      Rate *           Rate        Term (Years)       Asset
-----------------------------------------------------------------------------------------------------------------

                LIBOR                     $  22,868     7.76%            5.08%             0.2          $     -
                                          -----------------------------------------------------------------------
                                          $  22,868                                                     $     -
                                          =======================================================================


* Average rate represents the average of the strike rates above or below which Centura will receive payments on the outstanding cap or floor agreements.

Other derivative financial instruments at March 31, 2001 are summarized below:

                                                                      Fair
                                                                      Value
                                                     Notional        Assets
(Dollars in thousands)                                Amount      (Liabilities)
--------------------------------------------------------------------------------

FOREIGN EXCHANGE CONTRACTS
    commitments to sell                           $   4,085      $      (160)
    commitments to purchase                           4,085              178

FORWARD CONTRACTS
    commitments to sell                             152,646             (253)
    loan commitments                                140,179              297
                                                  ----------        ---------

       Total forward contracts - assets                          $       475
                                                                 ============
       Total forward contracts - liabilities                     $      (413)
                                                                 ============

OTHER
Warrants                                                N/A      $       805
                                                                 ============

TABLE 8
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                                Three months ended
                                                              March 31, 2001 and 2000
                                                   --------------------------------------------------------
                                                                             Variance
                                                       Income/            Attributable to
                                                       Expense         -----------------------
(Dollars in thousands)                                Variance          Volume           Rate
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                      $ 5,767        $ 5,647          $ 120
Taxable securities                                           6,637          2,506          4,131
Tax-exempt securities                                       (1,184)        (1,397)           213
Short-term investments                                        (749)          (811)            62
Mortgage loans held for sale                                     9            196           (187)
-----------------------------------------------------------------------------------------------------------
    Total interest income                                   10,480          6,141          4,339

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                                            (31)            58            (89)
  Money market                                                 777            586            191
  Savings                                                     (396)          (214)          (182)
  Time                                                       1,130         (4,180)         5,310
-----------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                          1,480         (3,750)         5,230
Borrowed funds                                               3,005          4,397         (1,392)
Long-term debt                                               3,886          3,787             99
-----------------------------------------------------------------------------------------------------------
    Total interest expense                                   8,371          4,434          3,937
-----------------------------------------------------------------------------------------------------------
    Net interest income                                    $ 2,109        $ 1,707          $ 402
===========================================================================================================

     The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There has been no material change in Centura's exposure to market risk since December 31, 2000 as described in Item 7A of Centura's Annual Report on Form 10-K for the year ended December 31, 2000.

CENTURA BANKS, INC.
PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         All claims against Centura Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against Centura Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Centura and Centura Bank consider immaterial to their financial condition.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

         At the Registrant's Annual Meeting of Shareholders held May 3, 2001, the shareholders approved the Agreement and Plan of Merger between Centura and the Royal Bank of Canada whereby the Royal Bank of Canada will acquire Centura. Approximately 69 percent of the outstanding shares were voted with 66 percent voting in favor. Of the 27,410,640 shares voted, 26,068,051 shares or approximately 95 percent were voted in favor.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

       None

(b)      Reports on Form 8-K:

         (1)      A report on Form 8-K dated January 11, 2001 was filed under
                  Item 5, Other Events, indicating Centura's announcement on January 11, 2001 of earnings for the quarter and year ended December 31, 2000.
         (2)      A report on Form 8-K dated January 23, 2001 was filed under
                  Item 9, Regulation FD Disclosure indicating Centura's intent to present certain information at a banking conference.
         (3)      A report of Form 8-K dated January 26, 2001 was filed under
                  Item 5, Other Events, indicating Centura's announcement on January 26, 2001 that an Agreement and Plan of Merger had been entered into between Centura and the Royal Bank of Canada.
         (4) A report on Form 8-K dated March 30, 2001 was filed under Item 5, Other Events, indicating Centura's announcement on March 30, 2001 that its Board of Directors has rescinded the 1,500,000 share repurchase program previously announced on September 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                CENTURA BANKS, INC.
                                                Registrant

Date: May 15, 2001                          By: /s/ Steven J. Goldstein
                                                -----------------------
                                                Steven J. Goldstein
                                                Chief Financial Officer