Form 10-Q
period 2001-06-30
RBC CENTURA BANKS INC
filed 2001-08-14
CIK 861461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the quarterly period ended June 30, 2001
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the transition period from _________to _________

Commission File Number:     1-10646

                             RBC CENTURA BANKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                       56-1688522
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

1417 Centura Highway, Rocky Mount, North Carolina                       27804
--------------------------------------------------------------------------------
     (Address of principal executive office)                          (Zip Code)

                                 (252) 454-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Centura Banks, Inc.              134 North Church Street, Rocky Mount, NC, 27804
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, NO PAR VALUE                         2,166,517,536 /(1)/
--------------------------------------------------------------------------------
     (Class of Stock)                   (Shares outstanding as of July 31, 2001)


(1)  One hundred percent owned by Royal Bank of Canada.


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             RBC CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000                                   4

         Consolidated Statement of Operations -
         June 6, 2001 through June 30, 2001,
         April 1, 2001 through June 5, 2001,
         Three months ended June 30, 2000,
         June 6, 2001 through June 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Six months ended June 30, 2000                                  5-6

         Consolidated Statement of Shareholder's Equity -
         January 1, 2001 through June 5, 2001,
         and June 6, 2001 through June 30, 2001                                7

         Consolidated Statement of Cash Flows -
         June 6, 2001 through June 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Six months ended June 30, 2000                                    8

         Notes to Consolidated Financial Statements                         9-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         19-32


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33
Item 6.  Exhibits and Reports on Form 8-K                                     33

SIGNATURES                                                                    34

RBC CENTURA BANKS, INC.
PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statement of Operations

         Consolidated Statement of Shareholder's Equity

         Consolidated Statement of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                    RBC Centura    Predecessor
                                                    ------------   ------------
                                                      June 30,     December 31,
                                                    ------------   ------------
(In thousands, except share data)                       2001           2000
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $    301,042   $    356,602
Due from banks, interest-bearing                          19,169         14,928
Federal funds sold                                         4,544          7,547
Investment securities:
  Available for sale (cost of $3,219,248
    and $2,623,159, respectively)                      3,236,580      2,655,612
  Held to maturity (fair value of $0,
    and $50,298, respectively)                                --         49,493
Loans                                                  7,805,842      7,671,691
  Less allowance for loan losses                         103,250        104,275
-------------------------------------------------------------------------------
  Net loans                                            7,702,592      7,567,416
Mortgage loans held for sale                             165,172         56,907
Bank premises and equipment                              162,820        157,959
Goodwill and intangibles                               1,492,880        146,445
Other assets                                             435,624        469,100
-------------------------------------------------------------------------------
Total assets                                        $ 13,520,423   $ 11,482,009
===============================================================================


LIABILITIES
Deposits:
  Demand, noninterest-bearing                       $  1,131,479   $  1,131,121
  Interest-bearing                                     5,735,952      5,871,582
  Time deposits over $100                                516,261        704,437
-------------------------------------------------------------------------------
    Total deposits                                     7,383,692      7,707,140
Borrowed funds                                         2,107,810      1,566,611
Long-term debt                                         1,565,359      1,084,762
Other liabilities                                        260,310        167,071
-------------------------------------------------------------------------------
Total liabilities                                     11,317,171     10,525,584

SHAREHOLDER'S EQUITY
Common stock, no par value,
  2,500,000,000 shares authorized; shares issued
  and outstanding of 2,166,517,536
  and 39,427,056, respectively                         2,187,684        272,119
Accumulated other comprehensive income                    10,658         18,939
Unearned compensation                                         --         (4,084)
Retained earnings                                          4,910        669,451
-------------------------------------------------------------------------------
Total shareholder's equity                             2,203,252        956,425
-------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $ 13,520,423   $ 11,482,009
===============================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)




                                                     RBC Centura           Predecessor
                                                    -------------  ---------------------------
                                                    June 6, 2001   April 1, 2001  Three months
                                                       through       through         ended
(In thousands)                                      June 30, 2001  June 5, 2001  June 30, 2000
----------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                 $  47,701      $ 109,329     $ 175,324
Investment securities:
  Taxable                                                15,749         34,558        40,169
  Tax-exempt                                                151            345           554
Short-term investments                                       89            228           792
Mortgage loans held for sale                              1,298          1,748           879
----------------------------------------------------------------------------------------------
Total interest income                                    64,988        146,208       217,718
----------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                 17,023         44,312        74,947
Borrowed funds                                            6,608         14,579        22,126
Long-term debt                                            6,211         12,815        17,129
----------------------------------------------------------------------------------------------
Total interest expense                                   29,842         71,706       114,202
----------------------------------------------------------------------------------------------

NET INTEREST INCOME                                      35,146         74,502       103,516
Provision for loan losses                                 2,432         18,250        11,920
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      32,714         56,252        91,596

NONINTEREST INCOME
Service charges on deposit accounts                       5,749         11,552        15,993
Credit card and related fees                                876          1,532         2,050
Other service charges, commissions and fees               2,555          6,269         9,125
Fees for trust services                                     895          1,516         2,758
Mortgage income                                           2,003          3,178         5,543
Other noninterest income                                  1,998          3,607         7,384
Securities gains (losses), net                            1,593         26,771        (8,950)
----------------------------------------------------------------------------------------------
Total noninterest income                                 15,669         54,425        33,903
----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                16,276         32,329        43,710
Occupancy                                                 2,122          4,196         5,778
Equipment                                                 2,269          4,687         5,881
Foreclosed real estate losses and related
  operating expense                                          87            366           444
Loss on equity investment                                    --         42,203            --
Merger-related and other significant charges                 --         91,820         4,178
Goodwill and Intangible amortization                      7,074          2,514         3,550
Other operating                                           8,346         37,537        28,733
----------------------------------------------------------------------------------------------
Total noninterest expense                                36,174        215,652        92,274
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                        12,209       (104,975)       33,225
Income tax expense (benefit)                              7,299        (18,272)       12,302
----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $   4,910      $ (86,703)    $  20,923
==============================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)


                                                     RBC Centura             Predecessor
                                                    -------------  ------------------------------
                                                    June 6, 2001   January 1, 2001   Six months
                                                       through         through          ended
(In thousands)                                      June 30, 2001   June 5, 2001    June 30, 2000
-------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                 $  47,701       $ 282,986       $ 343,146
Investment securities:
  Taxable                                                15,749          84,734          83,843
  Tax-exempt                                                151             878           1,854
Short-term investments                                       89             604           1,919
Mortgage loans held for sale                              1,298           3,266           2,388
-------------------------------------------------------------------------------------------------
Total interest income                                    64,988         372,468         433,150
-------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                 17,023         119,044         148,199
Borrowed funds                                            6,608          41,148          45,690
Long-term debt                                            6,211          30,509          30,937
-------------------------------------------------------------------------------------------------
Total interest expense                                   29,842         190,701         224,826
-------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                      35,146         181,767         208,324
Provision for loan losses                                 2,432          25,420          17,895
-------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      32,714         156,347         190,429

NONINTEREST INCOME
Service charges on deposit accounts                       5,749          26,847          31,348
Credit card and related fees                                876           3,656           4,121
Other service charges, commissions and fees               2,555          15,582          19,937
Fees for trust services                                     895           4,181           5,509
Mortgage income                                           2,003           8,641           9,248
Other noninterest income                                  1,998          13,112          15,814
Securities gains (losses), net                            1,593          27,521         (23,805)
-------------------------------------------------------------------------------------------------
Total noninterest income                                 15,669          99,540          62,172
-------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                16,276          80,265          87,476
Occupancy                                                 2,122          10,563          12,231
Equipment                                                 2,269          11,441          12,029
Foreclosed real estate losses and related
  operating expense                                          87             971           1,106
Loss on equity investment                                    --          42,203              --
Merger-related and other significant charges                 --          91,502          28,516
Goodwill and Intangible Amortization                      7,074           6,284           6,167
Other operating                                           8,346          63,405          55,391
-------------------------------------------------------------------------------------------------
Total noninterest expense                                36,174         306,634         202,916
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        12,209         (50,747)         49,685
Income tax expense                                        7,299             435          20,727
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $   4,910       $ (51,182)      $  28,958
=================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES


Predecessor
-----------

                                                                                                      Unrealized
                                               Common Stock                                          Gains (Losses)       Total
                                       ----------------------------      Unearned        Retained    on Securities    Shareholder's
                                            Shares         Amount      Compensation      Earnings  Available for Sale    Equity
                                       --------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2000                39,427,056     $   272,119    $   (4,084)     $  669,451     $   18,939      $   956,425
Comprehensive income:
   Net loss, January 1 to June 5, 2001            --              --            --         (51,182)            --          (51,182)
   Unrealized losses on available for
      sale securities, net of taxes               --              --            --              --        (11,436)         (11,436)
                                                                                                                       -----------
      Comprehensive income                        --              --            --              --             --          (62,618)
Common stock issued:
   Stock option plans and stock awards       495,997          13,285            --              --             --           13,285
   Restricted stock, net                          --              --         4,084              --             --            4,084
Cash dividends declared, $0.70 per
   share                                          --              --            --         (27,761)            --          (27,761)
Other                                         49,984           2,549            --              --             --            2,549
                                       --------------------------------------------------------------------------------------------
Balance, June 5, 2001                     39,973,037     $   287,953    $       --      $  590,508     $    7,503      $   885,964
                                       ============================================================================================



RBC Centura
-----------

                                               Common Stock                                         Unrealized Gains      Total
                                       ----------------------------      Unearned        Retained    on Securities    Shareholder's
                                            Shares         Amount      Compensation      Earnings  Available for Sale    Equity
                                       --------------------------------------------------------------------------------------------
(Dollars in thousands)
Issuance of Common Stock
   on June 5, 2001                     2,166,517,536     $ 2,187,684    $       --      $       --     $       --      $ 2,187,684
Comprehensive income:
   Net income, June 6 to June 30, 2001            --              --            --           4,910             --            4,910
   Unrealized gains on available for
      sale securities, net of taxes               --              --            --              --         10,658           10,658
                                                                                                                       -----------
      Comprehensive income                        --              --            --              --             --           15,568
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 2001                 2,166,517,536     $ 2,187,684    $       --      $    4,910     $   10,658      $ 2,203,252
                                       ============================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
RBC Centura Banks, Inc. and Subsidiaries

                                                                                RBC Centura           Predecessor
                                                                                -----------           -----------
                                                                               June 6, 2001  January 1, 2001   For the Six
                                                                                  through        through      Months ended
                                                                               June 30, 2001   June 5, 2001   June 30, 2000
(Dollars in thousands)                                                         ----------------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $     4,910    $   (51,182)    $    28,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                          2,432         25,420          17,895
   Depreciation of assets under operating leases                                        377          2,192           3,812
   Depreciation and amortization, excluding depreciation of assets under
     operating leases                                                                 9,221         20,508          19,916
   Amortization of purchase accounting adjustments                                      412             --              --
   Deferred income tax expense (benefit)                                              4,285        (10,802)          1,416
   Loan fees deferred, net                                                              385           (134)          1,194
   Loss on equity investment                                                             --         42,203              --
   Bond premium amortization and discount accretion, net                                789         (3,644)           (192)
   (Gains) losses on sales of available for sale securities                          (1,593)       (27,521)         23,805
   Proceeds from sales of mortgage loans held for sale                               96,891        375,348         181,521
   Originations, net of principal repayments, of mortgage loans held for sale       (97,045)      (475,771)       (185,330)
   (Increase) decrease in accrued interest receivable                                (2,826)        10,800             341
   (Decrease) increase in accrued interest payable                                   (7,884)        (3,911)          2,799
   Net change in other assets and other liabilities                                 (62,977)        96,642          (4,758)
                                                                                -----------    -----------     -----------
      Net cash (used) provided by operating activities                              (52,623)           148          91,377
                                                                                -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                                      4,630       (116,700)       (184,123)
Purchases of:
   Securities available for sale                                                   (154,876)    (1,872,595)       (496,006)
   Premises and equipment                                                            (3,553)       (18,060)        (16,882)
   Other                                                                                 --             --         (80,000)
Proceeds from:
   Sales of securities available for sale                                            99,489      1,199,303         552,874
   Maturities and issuer calls of securities available for sale                       1,993        201,026         178,355
   Maturities and issuer calls of securities held to maturity                            --          5,647          10,234
   Sales of foreclosed real estate                                                      548          2,902           5,242
   Dispositions of premises and equipment                                                --            602          11,066
Cash acquired, net of cash paid, in mergers and acquisitions                             --             --          (1,250)
                                                                                -----------    -----------     -----------
   Net cash used by investing activities                                            (51,769)      (597,875)        (20,490)
                                                                                -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                  35,130       (387,657)       (148,948)
Net (decrease) increase in borrowed funds                                            (3,776)       544,975         (71,382)
Proceeds from issuance of long-term debt                                             50,000        550,500         435,500
Repayment of long-term debt                                                             (19)      (126,880)       (274,890)
Cash dividends paid                                                                      --        (27,761)        (26,228)
Proceeds from issuance of common stock, net                                              --         13,285           3,915
                                                                                -----------    -----------     -----------
   Net cash provided (used) by financing activities                                  81,335        566,462         (82,033)
                                                                                -----------    -----------     -----------

Decrease in cash and cash equivalents                                               (23,057)       (31,265)        (11,146)

Cash and cash equivalents at beginning of period                                    347,812        379,077         424,381
                                                                                -----------    -----------     -----------
Cash and cash equivalents at end of period                                      $   324,755    $   347,812     $   413,235
                                                                                ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period months for:
   Interest                                                                     $    37,726    $   194,613     $   222,027
   Income taxes                                                                       5,255          5,868          21,942
Noncash transactions:
   Stock issued in purchase acquisitions and other stock issuances, net                  --          6,631           7,657
   Change in unrealized securities gains (losses), net                               17,333        (20,148)         17,213
   Income tax benefit from exercise of employee stock options                            --          1,843           7,657
   Loans transferred to foreclosed property                                             373          2,004           3,985
                                                                                ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

            RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                                   (Unaudited)

Note 1:  Basis of Presentation

         At the close of business on June 5, 2001, Royal Bank of Canada ("Royal Bank"), a Canadian chartered bank, acquired all of the outstanding common stock of Centura Banks, Inc. ("Predecessor"). As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank merged with and into Predecessor and the surviving corporation was Predecessor which was re-named RBC Centura Banks, Inc. ("RBC Centura"). Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to the Predecessor relates to periods prior to and including June 5, 2001. Royal Bank's basis in RBC Centura was "pushed down" to RBC Centura and is therefore reflected in RBC Centura's balance sheet and results of operations. See Note 2 for information regarding this acquisition.

         The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company ("NCS"). Centura Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the periods from January 1, 2001 through June 5, 2001 and June 6, 2001 through June 30, 2001 are not necessarily indicative of the results that may be expected for the year.

         All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 40 to 45 of Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000. Goodwill recorded as a result of the acquisition by Royal Bank is being amortized over 20 years in compliance with Royal Bank's accounting policy. See the Recent Accounting Developments section in Management's Discussion and Analysis for accounting changes related to goodwill.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder's equity.

Note 2:  Mergers and Acquisitions

         At the close of business on June 5, 2001, Royal Bank acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor which was re-named RBC Centura. Each share of Predecessor's outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura's tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, and discounts of $32.3 million and $5.5 million on deposits and long term debt, respectively, which will be amortized over the average life of the respective instruments.

         In connection with the acquisition RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively, and issued 2,166,517,536 shares to Royal Bank. The period for goodwill amortization is 20 years and the core deposit intangible will be amortized over 10 years. In connection with the transaction, RBC Centura incurred merger-related and other significant charges of $91.8 million, before tax. Merger-related charges include termination of employment contracts, change of control payments, costs of the transaction including legal, accounting, and investment banking fees, cash settlement of the Predecessor's outstanding stock options, and certain other expenses. Also included is a $1.9 million pension plan curtailment loss resulting from the Predecessor discontinuing accruing benefits under its pension plan for all participants except for certain groups of employees.

         The following table summarizes activity for merger-related accruals for the period ended June 30, 2001 related to the June 5, 2001 acquisition by Royal
Bank:

---------------------------------------------------------------------------------------------------------------------
                                                                    Liability     Amount utilized       Remaining
                                                                 accrued during     during 2001          Balance
(in thousands)                                                        2001
---------------------------------------------------------------------------------------------------------------------
Severance, change in control, other employee-related costs, and
director related costs                                               $70,335          $61,303            $ 9,032
Write-off of unrealizable assets                                         650              650                 --
Non-employee related contract terminations                             1,776              115              1,661
Professional costs                                                    17,204           13,994              3,210
Other merger-related expenses                                          1,855            1,855                 --
---------------------------------------------------------------------------------------------------------------------
Merger-related expenses                                              $91,820          $77,917            $13,903
=====================================================================================================================


         On February 18, 2000, Predecessor merged with Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Predecessor issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Predecessor common stock in exchange for each Triangle share. In connection with this combination, Predecessor incurred merger-related charges of $26.8 million. As of June 30, 2001 $1.2 million of merger-related liabilities remained on the balance sheet.

Note 3:  Commitments and Contingencies

         All claims against Centura Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against Centura Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Predecessor and Centura Bank consider immaterial to their financial condition. In the aggregate, Predecessor recorded $19.1 million in litigation provisions for the period ended June 5, 2001 for the settled cases and certain other legal proceedings.

         In addition, various other legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Note 4:  Segment Information

         Refer to Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000 for information with respect to RBC Centura's policies for defining and accounting for its segments. Royal Bank acquired RBC Centura on June 5, 2001, and in accordance with "push-down" accounting established a new basis of accounting in RBC Centura's financial statements. It is generally not appropriate to combine pre and post "push down" periods; however, to make this presentation more meaningful the following information is presented for the full three months ended June 30, 2001. RBC Centura's measure of profitability is a non-GAAP measure and excludes all merger-related charges. Financial information by segment for the three months ended June 30, 2001 and 2000 is as follows:

                                                                                 2001
                                   -------------------------------------------------------------------------------------------------
(In thousands)                        Retail         Treasury          Other           Total         Adjustments       Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Interest income                    $    141,535    $     54,815    $      7,156    $    203,506    $      7,690 (A)    $    211,196
Interest expense                         65,354          35,577           1,365         102,296            (748)(A)         101,548
Funds transfer pricing allocation        10,614          (8,492)         (3,581)         (1,459)          1,459 (B)              --
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      86,795          10,746           2,210          99,751           9,897             109,648
Provision for loan losses                15,227              --           6,361          21,588            (906)(C)          20,682
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses            71,568          10,746          (4,151)         78,163          10,803              88,966
Noninterest income                       32,728             173          14,244          47,145          22,949 (A)          70,094
Loss on equity investment                    --              --          42,203          42,203              --              42,203
Noninterest expense                      72,557           2,764          27,038         102,359         107,264 (A)         209,623
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes               31,739           8,155         (59,148)        (19,254)        (73,512)            (92,766)
Income tax expense/(benefit)             12,381             822           1,765          14,968         (25,941)(C)         (10,973)
------------------------------------------------------------------------------------------------------------------------------------
Net income                         $     19,358    $      7,333    $    (60,913)   $    (34,222)   $    (47,571)       $    (81,793)
====================================================================================================================================

Period-end assets                  $  7,051,703    $  3,446,394    $    288,642    $ 10,786,739    $  2,733,684 (D)    $ 13,520,423



                                                                                 2000
                                   -------------------------------------------------------------------------------------------------
(In thousands)                        Retail         Treasury          Other           Total         Adjustments       Consolidated
------------------------------------------------------------------------------------------------------------------------------------


Interest income                    $    152,914    $     54,104    $      7,456    $    214,474    $      3,244 (A)    $    217,718
Interest expense                         77,079          32,656             889         110,624           3,578 (A)         114,202
Funds transfer pricing allocation        15,451         (16,438)         (3,096)         (4,083)          4,083 (B)              --
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      91,286           5,010           3,471          99,767           3,749             103,516
Provision for loan losses                 5,151              --             950           6,101           5,819 (C)          11,920
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses            86,135           5,010           2,521          93,666          (2,070)             91,596
Noninterest income                       31,425             147           7,423          38,995          (5,092)(A)          33,903
Noninterest expense                      69,654           2,734           9,271          81,659          10,615 (A)          92,274
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes               47,906           2,423             673          51,002         (17,777)             33,225
Income tax expense/(benefit)             14,876            (720)           (524)         13,632          (1,330)(C)          12,302
------------------------------------------------------------------------------------------------------------------------------------
Net income                         $     33,030    $      3,143    $      1,197    $     37,370    $    (16,447)       $     20,923
====================================================================================================================================

Period-end assets                  $  6,773,230    $  3,262,477    $    237,835    $ 10,273,542    $  1,065,290 (D)    $ 11,338,832


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

Note 5:  Derivative Instruments and Hedging Activities

         RBC Centura adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on January 1, 2001.

         SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The amount of hedge ineffectiveness recorded for the six months ended June 30, 2001 was not considered significant. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement. Refer to the Predecessor's March 31, 2001 Form 10-Q for additional disclosures regarding derivative instruments and hedging activities.

Note 6:  Investment Securities

         As part of the application of purchase accounting, a premium of $11.6 million was recorded as a fair value adjustment and will be amortized based on the effective yield method over the remaining life of the securities. In connection with the acquisition, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

         A summary of investment securities by type at June 30, 2001 follows:

                                                Amortized    Unrealized   Unrealized
                                                   Cost         Gains       Losses     Fair Value
                                                -------------------------------------------------
                                                                   (thousands)
Available For Sale:
U.S. Treasury ...............................   $  129,988   $       98   $       --   $  130,086
U.S. government agencies and corporations ...      778,453        2,614          192      780,875
Mortgage-backed securities ..................    1,748,636       12,343        1,266    1,759,713
Asset-backed securities .....................      150,365        1,507            1      151,871
State and municipal .........................       38,277           40            1       38,316
Common and preferred stock ..................      260,403        1,126          358      261,171
Other securities ............................      113,126        1,423            1      114,548
                                                ----------   ----------   ----------   ----------
Total available for sale ....................   $3,219,248   $   19,151   $    1,819   $3,236,580
                                                ==========   ==========   ==========   ==========



The following is a summary of investment securities by contractual maturity at June 30, 2001:

                                                        Available for Sale
                                                   -----------------------------
                                                   Amortized Cost     Fair Value
                                                   -----------------------------
                                                             (thousands)

Due in one year or less ..........................   $  149,691       $  149,776

Due after one year through five years ............      833,398          836,172
Due after five years through ten years ...........       64,558           65,566
Due after ten years ..............................       12,197           12,310
Mortgage-backed and asset-backed securities ......    1,899,001        1,911,585
Common and preferred stock .......................      260,403          261,171
                                                     ----------       ----------
Total ............................................   $3,219,248       $3,236,580
                                                     ==========       ==========


         At June 30, 2001 investment securities with a book value of approximately $1.4 billion were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements.

         During 2001, the sale of securities generated gross realized gains and losses of $70.1 million and $42.6 million, respectively, by the Predecessor and gross realized gains and losses of $2.0 million and $407,000, respectively, by RBC Centura.

Note 7:  Loans

         As part of the application of purchase accounting, a premium of $70.8 million was recorded as a fair value adjustment to the loan portfolio and will be amortized on a straight line basis over the average life of the loans. A summary of loans at June 30, 2001 follows:

                                                                     (thousands)

Commercial, financial, and agricultural ......................       $ 2,233,051
Consumer .....................................................           590,762
Real estate -- mortgage ......................................         3,593,977
Real estate -- construction and land development .............         1,064,882
Leases .......................................................           223,747
Other ........................................................            99,423
                                                                     -----------
Total loans, net of unearned income ..........................       $ 7,805,842
                                                                     ===========

Included in the above:
Nonaccrual loans .............................................       $    57,997
Accruing loans past due ninety days or more ..................             8,508


Note 8:  Allowance for Loan Losses

         A summary of changes in the allowance for loan losses ("AFLL") follows:

                                                      RBC
                                                      ---
                                                    Centura     Predecessor   Predecessor
                                                    -------     -----------   -----------
                                                    June 6,     January 1,
                                                      2001         2001       Six months
                                                    through      through         ended
                                                    June 30,     June 5,       June 30,
                                                      2000         2001          2000
                                                                (thousands)
                                                    -------------------------------------
AFLL at beginning of period .....................   $ 103,044    $ 104,275    $  95,500
Provision for loan losses .......................       2,432       25,420       17,895
Charge-offs .....................................      (2,614)     (28,857)     (13,965)
Recoveries on loans previously charged-off ......         388        2,206        3,841
                                                    ---------    ---------    ---------
Net Charge-offs .................................      (2,226)     (26,651)     (10,124)
                                                    ---------    ---------    ---------
AFLL at end of period ...........................   $ 103,250    $ 103,044    $ 103,271
                                                    =========    =========    =========

         The following tables summarize individually impaired loan information as of June 30, 2001:

                                                                     (thousands)

Individually impaired loans with related allowance ...............     $19,771
Individually impaired loans with no related allowance ............      15,930
                                                                       -------
Total individually impaired loans ................................     $35,701
                                                                       =======
Allowance on individually impaired loans .........................     $ 6,891
                                                                       =======


Note 9:  Long-Term Debt

         As part of the application of purchase accounting, a discount of $5.5 million was recorded as a fair value adjustment to long term debt and will be amortized on a straight line basis over the average life of the debt. Long-term debt consisted of the following at June 30, 2001:

                                                                     (thousands)

Federal Home Loan Bank advances ............................          $1,322,484
Capital Securities .........................................             122,738
Bank notes .................................................             119,539
Obligations under capitalized leases .......................                 598
Other ......................................................                  --
                                                                      ----------

Total long-term debt .......................................          $1,565,359
                                                                      ==========


         Refer to the Predecessor's Annual Report on form 10-K for details regarding RBC Centura's borrowing obligations, interest rates, and maturities.

Note 10 -- Income Taxes

         The components of income tax expense were:

                                          RBC Centura     Predecessor     Predecessor
                                          -----------     -----------     -----------
                                          June 6, 2001    January 1,      Six Months
                                          through June    2001 through    ended June
                                            30, 2001      June 5, 2001     30, 2001
                                          -------------------------------------------
Current expense (benefit):
   Federal .........................      $  2,946         $ (3,971)       $ 17,694
   State ...........................            66              159           1,617
                                          --------         --------        --------
                                             3,012           (3,812)         19,311

Deferred expense
   Federal .........................         4,073            4,160           1,318
   State ...........................           214               87              98
                                          --------         --------        --------
                                             4,287            4,247           1,416
Total income tax expense ...........      $  7,299         $    435        $ 20,727
                                          ========         ========        ========

         Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                  RBC Centura             Predecessor             Predecessor
                                                  -----------             -----------             -----------
                                                  June 6, 2001          January 1, 2001         Six Months ended
                                              through June 30, 2001   through June 5, 2001       June 30, 2000
                                             -------------------------------------------------------------------
Income taxes at Federal statutory tax rate     $  4,272     35.00%    $(17,761)     35.00%    $ 17,390    35.00%
Non-taxable income .......................         (592)    (4.85)      (2,898)      5.71       (5,495)  (11.06)
Acquisition adjustments, net .............        1,690     13.84       14,002     (27.59)       5,453    10.98
State income tax, net of federal benefit .          187      1.54          358      (0.70)       1,261     2.54
Other, net ...............................        1,742     14.25        6,734     (13.28)       2,118     4.26
                                               --------     -----     --------     ------     --------   ------
Effective tax rate .......................     $  7,299     59.78%    $    435      (0.86)%   $ 20,727    41.72%
                                               ========     =====     ========     ======     ========   ======

         The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                        June 30,    December 31,
                                                          2001         2000
                                                     ---------------------------
                                                      (thousands)   (thousands)
                                                     ---------------------------
Deferred tax assets:
Loan loss reserve ............................         $  40,493     $  40,593
Other reserves ...............................            15,036         7,078
Deferred compensation ........................            15,152        13,984
Other assets .................................            20,312         4,966
                                                       ---------     ---------
Gross Deferred Tax Assets ....................            90,993        66,621

Deferred tax liabilities:
Premises and equipment .......................             5,745         7,718
Deposits .....................................            72,847          (538)
Investment securities ........................            10,767         5,518
Leasing activities ...........................            78,663        61,668
Lending activities ...........................            25,428           244
Other Liabilities ............................            31,704        31,082
Net unrealized securities gains ..............             6,674        13,081
                                                       ---------     ---------
Gross deferred tax liabilities ...............           231,828       118,773

Net deferred tax (liability) .................         $(140,835)    $ (52,152)
                                                       =========     =========


         A valuation allowance for deferred tax assets was not required as of June 30, 2001 or December 31, 2000. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. As part of the application of purchase accounting, the deferred tax liability was increased by the amount of $87.9 million due to fair value adjustments of the balance sheet, decreased by $6.4 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling $1.3 million.

Note 11 -- Strategic Repositioning of Mortgage Business.

         During the second quarter of 2001, Predecessor made an assessment of its mortgage business with an emphasis on current and prospective interest rate and macroeconomic conditions. Predecessor decided to reevaluate its participation in making consumer mortgages with individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in First Greensboro Home Equity, Inc. ("FGHE"). Predecessor also had a wholly-owned subsidiary, NCS. Both FGHE and NCS are primarily in the business of making mortgages to consumers with less than prime-rated credit profiles. As a result of this assessment Predecessor decided to take actions to no longer provide credit support to these mortgage companies.

         Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support. This purchase did not change the Predecessor's credit exposure.

         In the second quarter, based on FGHE's inability to access the securitization market and FGHE's limited success in selling loans in the whole-loan market, management informed FGHE of management's intention to not further extend credit support or financing activities. Management estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment and the debenture discussed above. A charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as loss on equity investment in the income statement. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans.

         Certain fixed assets of NCS were sold during the second quarter. The purchaser also assumed a majority of the employees. Predecessor retained the loan portfolio of approximately $75 million existing at sale date with the intention to sell the loans. A provision for credit losses of $300,000 was recorded prior to the transfer of these loans to held for sale. In addition, a charge of $1.9 million was classified in merger-related and other significant charges on the income statement, which included severance, goodwill associated with NCS, and the loss on the fixed assets sold.

RBC CENTURA BANKS, INC.
PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2001


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

         A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. ("RBC Centura" or the "Company") and its wholly-owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust and NCS Mortgage Lending Company ("NCS"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition, or loss of revenue, following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers do not consummate as anticipated; (ix) the failure to realize expected benefits the acquisition of Centura Banks, Inc., the predecessor of RBC Centura ("Predecessor"), by Royal Bank of Canada ("Royal Bank"); and (x) other risks and factors identified in Predecessor's Annual Report for the year ended December 31, 2000, and the Quarterly Report for the three months ended March 31, 2001, and in Predecessor's and RBC Centura's other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

         RBC Centura cautions that the foregoing list of important factors is not exhaustive. When relying on forward-looking statements to make decisions with respect to RBC Centura, investors and others should carefully consider the foregoing factors and other uncertainties and events. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in Predecessor's and RBC Centura's current and subsequent filings with the Securities and Exchange Commission. RBC Centura does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of RBC Centura.

GENERAL
-------

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. RBC Centura currently provides a full range of personal and commercial banking products and services, investment services and insurance services. These products and services are delivered through our customers' channel of preference. At June 30, 2001, RBC Centura served its customers through 244 financial stores located throughout North Carolina, South Carolina, and Virginia. RBC

Centura also serves its customers through Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at www.centura.com. The contents of RBC Centura's website are not part of this Form
---------------
10-Q and such contents are not incorporated by reference herein.

         In future periods, the management of Royal Bank and RBC Centura may evaluate and analyze current products and the various distribution channels of RBC Centura and potential synergies between the two entities. These efforts will be primarily focused on strengthening RBC Centura's retail delivery platform and commercial market delivery. In addition, RBC Centura assessed its mortgage business as described in Note 11 in the unaudited financial statements for the six months ended June 30, 2001, and has decided to be more selective on future commercial real estate transactions in the coming months.

         Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

         On June 5, 2001, Royal Bank, a Canadian chartered bank, acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank, and was renamed RBC Centura Banks Inc. The business combination was accounted for as a purchase with Royal Bank's accounting basis being "pushed down" to RBC Centura. See Note 2 of the consolidated financial statements for additional information regarding this business combination. It is generally not appropriate to combine pre and post "push down" periods; however, for purposes of comparison only, the following table combines RBC Centura's results of operations from June 6, 2001 through June 30, 2001 with those of the Predecessor for the period January 1, 2001 through June 5, 2001. The combined results will generally serve as comparable amounts to the six month period ended June 30, 2000 and will be utilized for purposes of providing discussion and analysis of results of operations.

                                                        RBC Centura       Predecessor      Combined     Predecessor
                                                        -----------       -----------      --------     -----------
                                                        June 6, 2001       January 1,     Six months    Six months
                                                      through June 30,    2001 through    ended June    ended June
                                                            2001          June 5, 2001     30, 2001      30, 2000
                                                      -------------------------------------------------------------

Net Interest Income                                      $  35,146         $ 181,767      $ 216,913      $ 208,324
Provision for loan losses                                    2,432            25,420         27,852         17,895
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         32,714           156,347        189,061        190,429
Noninterest income                                          14,076            72,019         86,095         85,977
Securities gains (losses), net                               1,593            27,521         29,114        (23,805)
Loss on equity Investment                                       --            42,203         42,203             --
Merger-related and other significant
charges                                                         --            91,502         91,502         28,516
Noninterest expense                                         36,174           172,929        209,103        174,400
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  12,209           (50,747)       (38,538)        49,685
Income tax expense                                           7,299               435          7,734         20,727
-------------------------------------------------------------------------------------------------------------------
Net Income                                               $   4,910         $ (51,182)     $ (46,272)     $  28,958
-------------------------------------------------------------------------------------------------------------------


EARNINGS SUMMARY

         Net income for the six months ended June 30, 2001 totaled $54.9 million, excluding the after-tax loss on an equity investment of $26.7 million, and merger-related and other significant charges of $74.4 million, after tax, incurred mainly as a result of the acquisition by Royal Bank. Net income for the comparable period in 2000 was $64.7 million, excluding pre-tax merger charges and other significant items of $50.7 million incurred as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle"). Included in the merger-related charges and other significant items for 2000 were $22.1 million in pre-tax losses on securities sales incurred as a result of restructuring Triangle's investment portfolio. Including merger-related and other significant charges, RBC Centura incurred a net loss of $46.3 million and recorded net income of $29.0 million for the six months ended June 30, 2001 and 2000, respectively. Key factors responsible for RBC Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $10.9 billion for the six months ended June 30, 2001, an increase of $658.9 million or 6.4 percent over the average balance for the six months ended June 30, 2000. As discussed below, growth in the commercial loan and investment portfolios accounted for the majority of the increase. Period-end interest-earning assets were $11.2 billion at June 30, 2001, an increase of $775.1 million over December 31, 2000's balance of $10.5 billion.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.8 billion, an increase of $134.2 million when compared to the balance as of December 31, 2000. As a result of the Royal Bank acquisition, RBC Centura marked the loan portfolio to its fair value, which resulted in a $70.8 million premium on loans being recorded. Excluding the loan premium, loans increased $67.1 million from December 31, 2000, primarily in the commercial loan category. Table 1 provides a summary of the loan portfolio and mix percentages as of June 30, 2001, June 30, 2000 and December 31, 2000.

         Loans averaged $7.8 billion for the six months ended June 30, 2001 as compared to $7.5 billion for the six months ended June 30, 2000. Average loan growth was driven primarily by volume generated in the commercial and consumer loan portfolios. On average, commercial loans increased $260.5 million or 10.8 percent annualized between comparable periods. Consumer loans (equity lines, installment loans, and other credit line loans), increased 2.1 percent annualized, despite the sale of approximately $107 million of retail loans in the fourth quarter 2000. On average the mortgage portfolio declined $35.2 million. The leasing portfolio, on average, declined $33.4 million, driven by the continued decreased emphasis on the product and normal amortization.

         Taxable equivalent interest earned on the loan portfolio for the six months ended June 30, 2001 and 2000 totaled $331.3 million and $343.9 million, respectively. The decline in interest income on loans was driven mainly by rate variances, which contributed $22.1 million to the decrease, offset by a $9.6 million increase attributable to volume variances. Overall, the loan portfolio yielded 8.53 percent for the first six months of 2001 compared with 9.07 percent for the first six months of 2000, a decrease of 54 basis points, mainly due to the declining rate environment which occurred in the latter part of 2000 and continued into the first six months of 2001.

         Although the loan premium amortization did not have a significant impact on the loan yield for the current period, given the timing of the acquisition by Royal Bank late in the second quarter, it is expected that the loan premium amortization will negatively impact loan yields by approximately 55 to 60 basis points for the last half of 2001 and the majority of 2002. Excluding the loan premium amortization recorded in connection with the revaluation, taxable equivalent interest would have been $335.0 million for the six months ended June 30, 2001.

Investment Securities

         The investment portfolio provides RBC Centura with a source of earnings and liquidity, and consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the second quarter of 2001 at $3.2 billion, an increase of 19.7 percent from a December 31, 2000 balance of $2.7 billion. The investment portfolio averaged $3.0 billion for the six months ended June 30, 2001, growing
16.6 percent or $433.1 million over the comparable period for 2000. The growth in the investment portfolio provided a means of optimizing capital in the absence of share repurchases. Predecessor was precluded from repurchasing its own stock as part of its January 26, 2001 agreement to be acquired by Royal Bank, and as a result, the Board of Directors rescinded the previously announced share repurchase program. In connection with the acquisition, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

         The available for sale ("AFS") investment portfolio is used as a part of RBC Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. At June 5, 2001 all unrealized gains and losses were transferred to the related securities basis in accordance with purchase accounting. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At June 30, 2001, AFS investments had a market value of $3.2 billion, up $581.0 million compared to December 31, 2000. Included in the market value of the AFS portfolio as of June 30, 2001 are unrealized gains of $17.3 million, $10.7 million net of tax, compared with unrealized gains of $32.5 million, $18.9 million net of tax as of December 31, 2000. The change in unrealized gains/losses was the result of a portfolio restructuring performed in the second quarter of 2001 and the increase in the securities basis due to purchase accounting. The restructuring was performed in order to mitigate the risk of rising interest rates and resulted in a $26.8 million securities gain.
FUNDING SOURCES

         Total funding includes deposits, short-term borrowings and long-term debt and averaged $10.7 billion for the six-month period ended June 30, 2001, increasing $486.3 million over the $10.2 billion averaged for the six months ended June 30, 2000.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.4 billion, down $323.4 million from its December 31, 2000 balance of $7.7 billion. The deposit balance as of June 30, 2001 reflects a fair value adjustment of $32.3 million recorded as a result of the Royal Bank acquisition. Excluding this discount, deposits would have decreased $355.7 million, principally attributable to the anticipated seasonal decline in commercial deposits and the attrition of unprofitable single-service CD accounts from Triangle households with which RBC Centura was unable to establish multiple service relationships.

         Total deposits averaged $7.4 billion for the first six months of 2001 as compared to the $7.7 billion averaged for the six months of 2000. The annualized average cost of total interest-bearing deposits for the first six months of 2001 was 4.32 percent, a decrease of 21 basis points compared to the comparable period in 2000, influenced by the rate environment and product mix. Table 2 details average balances for the deposit portfolio and the mix of deposits for the six months ended June 30, 2001 and 2000.

         Although the time deposit discount accretion did not have a significant impact on the cost of funds for the current period given the timing of the acquisition by Royal Bank late in the second quarter, it is expected that it will decrease the cost of interest bearing liabilities by approximately 50 basis points for the last half of 2001 and the first quarter of 2002.

Other Funding Sources

         Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $449.4 million to total $2.0 billion for the six months ended June 30, 2001 principally in Federal funds purchased and securities sold under repurchase agreements. Period-end short-term borrowings totaled $2.1 billion and $1.6 billion at June 30, 2001 and December 31, 2000, respectively. The growth in short term borrowed funds principally stemmed from loan growth exceeding deposit growth. The cost of funds for the first six months of 2001 for short-term borrowings declined 109 basis points from prior year's June 30, 2000 year to date rate of 5.86 percent. The change was a result of decreasing interest rates which occurred in the latter part of 2000 and continued into the first six months of 2001.

         Long-term debt consists predominantly of FHLB advances, Capital Securities and subordinated bank notes and ended the period at $1.6 billion compared to $1.1 billion as of December 31, 2000. Long-term debt averaged $1.3 billion for the six months ended June 30, 2001 compared with $990.3 million for first six months of 2000. The main contributor of the increase was FHLB borrowings, which grew on average $354.9 million for the first six months of 2001 when compared to the first six months of 2000. The cost of funds for long-term debt decreased by 61 basis points to 5.57 percent for the first six months of 2001, compared to a similar period in 2000. The decrease in cost of funds in mainly attributable to decreasing rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the six months ended June 30, 2001 and 2000 was $216.9 million and $208.3 million, respectively. On a taxable equivalent basis, net interest income in the first six months of 2001 increased $8.5 million over the prior year to total $222.0 million. As shown in Table 8, "Net Interest Income and Volume/Rate Analysis," the increase in net interest income, taxable equivalent, was driven by volume variances, which contributed $8.0 million to the increase whereas rate variances added $571,000.

         Net interest margin for the first six months of 2001 was 4.05 percent, a 3 basis point decrease over 2000's year to date net interest margin of 4.08 percent. Although current period net interest margin has not been significantly impacted by the amortization of premiums and discounts previously discussed, management expects the amortization and accretion in the aggregate will decrease net interest margin by approximately 20 to 25 basis points for the remainder of 2001 and into the first quarter of 2002. During the last three quarters of 2002 the decline is expected to total approximately 50 basis points.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of June 30, 2001 and December 31, 2000, the AFLL was $103.3 million and $104.3 million, respectively. As a percentage of loans and leases outstanding, the AFLL decreased from 1.36 percent at December 31, 2000 to 1.32 percent at the end of the first six months of 2001. Excluding the purchase accounting adjustments to loan and lease portfolios, the AFLL would have been
1.33 percent of loans and leases at June 30, 2001. The decrease was principally driven by increased charge-offs in the second quarter 2001 as discussed below.

         In fourth quarter 2000, approximately $6 million of nonperforming loans were transferred to held for sale and are carried at lower of cost or market as a component of other assets. These loans were sold in July 2001 to an unaffiliated third party. Accordingly, these loans are excluded from loans, nonperforming assets and related ratios for all periods presented.

         Net charge-offs for the first half of 2001 were $28.9 million, compared to $10.1 million for the same period in 2000. As a percentage of average loans, net charge-offs were 0.75 percent and 0.27 percent for the six months ended June 30, 2001 and 2000, respectively. The increases in net charge-offs were principally in the commercial loan portfolio and in non-strategic lines of businesses, including leasing and sub prime lending, for which collection prospects have been significantly diminished. The provision for loan losses increased $10.0 million to $27.9 million for the six months ended June 30, 2001 as a result of increased net charge-offs as compared to the same period a year ago.

         Nonperforming assets ("NPA's") were $66.4 million at June 30, 2001, an increase of $12.0 million over the December 31, 2000 balance of $54.4 million. The increase was principally in the residential mortgage portfolio, a significant portion repurchased in accordance with the contractual obligations related to the third quarter 2000 sale of mortgage servicing. NPA's as a percentage of total assets were 0.49 percent and 0.47 percent at June 30, 2001 and December 31, 2000, respectively.

         Management believes the AFLL adequately covers nonperforming loans, providing coverage at 1.78 times and 2.15 times the nonperforming loan balance at June 30, 2001 and December 31, 2000, respectively. Refer to Table 4 "Analysis for Allowance for Loan Losses" for additional asset quality information.

         Management believes the AFLL is adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. RBC Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for probable incurred losses in the loan portfolio. However, there are risks of additional losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of RBC Centura.

         In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $45.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the six months ended June 30, 2001, excluding gains and losses on sales of investment securities, totaled $86.1 million, up $118,000 from the $86.0 million earned for the six months ended June 30, 2000. As a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income excluding securities gains and losses), noninterest income was 27.9 percent and 28.7 percent for the six months ended June 30, 2001 and 2000, respectively. Including gains and losses on sales of investment securities, noninterest income was $115.2 million and $62.2 million for the six months ended June 30, 2001 and 2000, respectively. Sales of investment securities resulted in net realized losses of $23.8 million for the six months ended June 30, 2000 compared with net realized gains of $29.1 in the first six months of 2001. RBC Centura performed a restructuring of the investment portfolio during the second quarter of 2001 in order to mitigate interest rate risk, which resulted in gains of $26.8 million. Included in the 2000 net realized losses of $23.8 million were $22.1 million of securities losses related to the restructuring of the investment portfolio acquired in the Triangle merger.

         Service charges on deposit accounts, comprising approximately 37.9 percent of noninterest income before gains and losses on sales of investment securities, continue to be the largest component of noninterest income. Service charges on deposits for the current period, despite a decline in average deposits, increased $1.2 million to $32.6 million for the first six months of 2001 as compared to $31.3 million for the first six months of 2000. The main driver of the increase was service fees on checking accounts, which were up $1.5 million when compared to the six months ended June 30, 2000. This increase was a result of a change to RBC Centura's price structure in order to be more in line with the current market. This increase was partially offset by a decrease in non-sufficient fund fees of $337,000. Brokerage commissions were down $1.9 million during the first six months of 2001 when compared to the first six months of 2000 due to the slowing economy and other market conditions.

         Mortgage income for the first six months of 2001 was $10.6 million, an increase of $1.4 million over the first six months of 2000. This increase was mainly driven by origination fees, which were up $2.1 million, favorably impacted by an increase in mortgage origination volume and refinancings in a declining rate environment. The rate environment also had a positive influence on mortgage loan sales, which modestly increased by $247,000, despite the discontinuation of originations by NCS. See Note 11 of the consolidated financial statements for additional information regarding NCS. Servicing commissions and mortgage servicing rights amortization, components of mortgage income, decreased $4.2 million and $3.2 million, respectively, for the six months ended June 30, 2001, a direct result of the sale of approximately $2.1 billion of the mortgage servicing portfolio which occurred in the third quarter of 2000.

         Other noninterest income decreased $704,000 to $15.1 million for the six months ended June 30, 2001 when compared to the first six months of 2000. Included in other noninterest income for the six months ended June 30, 2000 are gains of $10.2 million received on the sale of branches required by the Federal Reserve and Department of Justice to be divested as a result of the merger with Triangle. Approximately $4.9 million of this gain was offset by write-downs and losses on investments classified in other assets and losses on sales of securities from the investment portfolio, other than those losses associated with the Triangle investment portfolio restructuring. Included in current period other noninterest income was a $2.8 million gain which resulted from the sale of a private company in which RBC Centura held an interest. Other noninterest income in the current period also reflects an increase of $2.1 million in income primarily the result of revenue generated from RBC Centura's investment in bank-owned life insurance purchased in the first quarter of 2000. The remaining difference was spread across the various noninterest income categories.

         Noninterest expense, excluding merger-related and other significant charges and the loss on an equity investment, totaled $209.1 million, an increase of $34.7 million over the first six months of 2000. The main driver of the increase was $19.1 million in litigation provisions for the period ended June 5, 2001, a significant portion related to previously disclosed litigation. Personnel expenses accounted for $9.1 million of the increase between comparable periods. A significant contributor to the increase was additional incentive based compensation as current year results are expected to meet defined targets. The remainder of the increase was a result of other personnel costs, including fringe benefits, relocation costs, and signing bonuses. Contributing $6.5 million to the increase was additional core deposit intangible and goodwill amortization recorded as a result of Royal Bank's acquisition of RBC Centura. For description of the merger related and other significant charges of $91.8 million and the loss on equity investment of $42.2 million see Notes 2 and 11, respectively, of the consolidated financial statements.

INCOME TAX EXPENSE

         Income tax expense recorded for the six months ended June 30, 2001 was $7.7 million compared to $20.7 million in the prior year period. The decrease in income tax expense was mainly the result of lower reported income as a result of merger-related and other significant charges. See Note 2 of the consolidated financial statements for more details regarding the merger-related and other significant charges.

RECENT ACCOUNTING DEVELOPMENTS

         In September of 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. RBC Centura adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 were be accounted for in accordance with this standard. This adoption did not have a material impact on the RBC Centura.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interest method for such transactions. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

         SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

         The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. RBC Centura will adopt the standard on January 1, 2002. Based on goodwill of $1.2 billion, RBC Centura would record approximately $60 million annually of goodwill amortization. With the adoption of this Statement this goodwill amortization will no longer be charged to earnings but rather the intangible goodwill asset will be evaluated for impairment.


TABLE 1
------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO

                                                      June 30, 2001               June 30, 2000           December 31, 2000
                                                ------------------------------------------------------------------------------
(Dollars in thousands)                            Balance     % of Total      Balance     % of Total    Balance     % of Total
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural          $2,233,051       28.6%      $1,984,562       25.9%    $2,067,962       27.0%
Commercial mortgage                              1,380,687       17.7        1,432,978       18.7      1,432,226       18.7
Real estate construction                         1,064,882       13.6          986,325       12.9      1,025,597       13.3
                                                ------------------------------------------------------------------------------
     Commercial loan portfolio                   4,678,620       59.9        4,403,865       57.5      4,525,785       59.0
Consumer                                           590,762        7.6          559,641        7.3        571,375        7.4
Residential mortgage                             2,213,290       28.4        2,334,318       30.5      2,214,560       28.9
Leases                                             223,747        2.9          249,453        3.3        254,858        3.3
Other                                               99,423        1.2          108,935        1.4        105,113        1.4
------------------------------------------------------------------------------------------------------------------------------
Total loans                                     $7,805,842      100.0%      $7,656,212      100.0%    $7,671,691      100.0%
==============================================================================================================================

Residential mortgage servicing
     portfolio for others - Centura Portfolio   $  705,752                  $3,036,791                $  615,255
Residential mortgage servicing
     portfolio for others - subservicing           324,838                     162,014                 2,243,745
==============================================================================================================================




TABLE 2
-----------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED

                                                       June 30, 2001         June 30, 2000
                                                  ---------------------------------------------
(Dollars in thousands)                            Balance     % of Total   Balance   % of Total
-----------------------------------------------------------------------------------------------
Demand, noninterest bearing                      $1,069,323      14.4%     $1,117,918      14.5%
Interest checking                                   972,035      13.1         907,275      11.8
Money market                                      1,779,144      24.0       1,694,806      22.0
Savings                                             215,570       2.9         270,367       3.5
-----------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit (less than) $100,000    2,328,332      31.4       2,467,541      32.0
  Certificates of deposit (more than) $100,000      620,199       8.4         813,852      10.6
  IRA                                               432,465       5.8         428,804       5.6
-----------------------------------------------------------------------------------------------
         Total time deposits                      3,380,996      45.6       3,710,197      48.2
-----------------------------------------------------------------------------------------------
Total average deposits                           $7,417,068     100.0%     $7,700,563     100.0%
===============================================================================================


TABLE 3
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

It is generally not appropriate to combine pre and post "push down" periods;
however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through June 30, 2001 with those of the Predecessor for the April 1, 2001 through June 5, 2001.

                                                Three months ended                     Three months ended
                                                  June 30, 2001                          June 30, 2000
                                       ---------------------------------------------------------------------------
                                                         Interest   Average                     Interest   Average
                                          Average        Income/     Yield/      Average        Income/     Yield/
(Dollars in thousands)                    Balance        Expense      Rate       Balance        Expense      Rate
------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                  $  7,786,517   $    157,333    8.03%   $  7,604,252    $    175,651   9.19%
Taxable securities                        3,036,383         52,215    6.88       2,484,962          41,719   6.72
Tax-exempt securities                        38,870            754    7.76          38,489             847   8.80
Short-term investments                       27,737            316    4.51          62,499             792   5.01
Mortgage loans held for sale                150,467          3,046    8.10          38,387             879   9.16
                                       ------------   ------------            ------------    ------------
Interest-earning assets, gross           11,039,974        213,664    7.71      10,228,589         219,888   8.56
Net unrealized gains (losses) on
  available for sale securities              40,064                                (66,639)
Other assets, net                         1,398,263                                926,041
                                       ------------                           ------------
    Total assets                       $ 12,478,301                           $ 11,087,991
                                       ============                           ============



LIABILITIES AND SHAREHOLDER'S EQUITY
Interest checking                      $    982,758   $      2,958    1.21%   $    870,212    $      2,795   1.29%
Money market                              1,791,181         14,791    3.31       1,676,769          19,142   4.59
Savings                                     216,032            587    1.09         259,689             886   1.37
Time                                      3,285,737         43,000    5.25       3,644,556          52,124   5.75
                                       ------------   ------------            ------------    ------------
    Total interest-bearing deposits       6,275,708         61,336    3.92       6,451,226          74,947   4.67
Borrowed funds                            2,022,449         21,187    4.14       1,477,197          22,126   5.93
Long-term debt                            1,472,794         19,026    5.11       1,046,180          17,129   6.48
                                       ------------   ------------            ------------    ------------
Interest-bearing liabilities              9,770,951        101,549    4.15       8,974,603         114,202   5.09
Demand, noninterest-bearing               1,075,059                              1,130,684
Other liabilities                           224,044                                113,385
Shareholder's equity                      1,408,247                                869,319
                                       ------------                           ------------
    Total liabilities and
      shareholder's equity             $ 12,478,301                           $ 11,087,991
                                       ============                           ============


Interest rate spread                                                  3.56%                                  3.47%

Net yield on interest-
    earning assets                     $ 11,039,974   $    112,115    4.04%   $ 10,228,589    $    105,686   4.10%
                                       ============   ============            ============    ============

Taxable equivalent adjustment                         $      2,467                            $      2,170
                                                      ============                            ============

TABLE 3, Continued
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

It is generally not appropriate to combine pre and post "push down" periods;
however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through June 30, 2001 with those of the Predecessor for the January 1, 2001 through June 5, 2001.

                                                 Six months ended                       Six months ended
                                                  June 30, 2001                          June 30, 2000
                                       ---------------------------------------------------------------------------
                                                         Interest   Average                     Interest   Average
                                          Average        Income/     Yield/      Average        Income/     Yield/
(Dollars in thousands)                    Balance        Expense      Rate       Balance        Expense      Rate
------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                  $  7,754,460   $    331,321    8.53%   $  7,542,782   $    343,872    9.07%
Taxable securities                        2,965,173        104,389    7.04       2,615,910         87,256    6.67
Tax-exempt securities                        37,541          1,540    8.20          70,075          2,815    8.04
Short-term investments                       27,474            693    5.02          74,248          1,919    5.11
Mortgage loans held for sale                113,378          4,563    8.05          52,504          2,388    9.09
                                       ------------   ------------            ------------   ------------
Interest-earning assets, gross           10,898,026        442,506    8.11      10,355,519        438,250    8.43
Net unrealized (losses) gains on
  available for sale securities              45,836                                (70,540)
Other assets, net                         1,178,617                                925,525
                                       ------------                           ------------
    Total assets                       $ 12,122,479                           $ 11,210,504
                                       ============                           ============



LIABILITIES AND SHAREHOLDER'S EQUITY
Interest checking                      $    972,035   $      6,887    1.43%   $    907,275   $      6,063    1.34%
Money market                              1,779,144         33,289    3.77       1,694,806         37,555    4.46
Savings                                     215,570          1,213    1.13         270,367          1,908    1.42
Time                                      3,380,996         94,679    5.65       3,710,197        102,673    5.57
                                       ------------   ------------            ------------   ------------
    Total interest-bearing deposits       6,347,745        136,068    4.32       6,582,645        148,199    4.53
Borrowed funds                            1,992,039         47,756    4.77       1,542,624         45,690    5.86
Long-term debt                            1,310,786         36,720    5.57         990,322         30,937    6.18
                                       ------------   ------------            ------------   ------------
Interest-bearing liabilities              9,650,570        220,544    4.58       9,115,591        224,826    4.93
Demand, noninterest-bearing               1,069,323                              1,117,918
Other liabilities                           205,069                                112,288
Shareholder's equity                      1,197,517                                864,707
                                       ------------                           ------------
    Total liabilities and
      shareholder's equity             $ 12,122,479                           $ 11,210,504
                                       ============                           ============


Interest rate spread                                                  3.53%                                  3.50%

Net yield on interest-
    earning assets                     $ 10,898,026   $    221,962    4.05%   $ 10,355,519   $    213,424    4.08%
                                       ============   ============            ============   ============

Taxable equivalent adjustment                         $      5,049                           $      5,100
                                                      ============                           ============


TABLE 4
------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                        At and for the six months  At and for the year ended
                                                              ended June,              ended December 31,
                                                      ------------------------------------------------------
(Dollars in thousands)                                    2001            2000                2000
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period      $   104,275     $    95,500         $    95,500
Allowance related to loans transferred or sold                 --              --                (368)
Provision for loan losses                                  27,852          17,895              31,815
Loans charged off                                         (31,471)        (13,965)            (28,161)
Recoveries on loans previously charged off                  2,594           3,841               5,489
------------------------------------------------------------------------------------------------------------
   Net charge-offs                                        (28,877)        (10,124)            (22,672)
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period            $   103,250     $   103,271         $   104,275
============================================================================================================

Loans at period-end(1)                                $ 7,805,842     $ 7,656,212         $ 7,671,691
Average loans(1)                                        7,754,460       7,542,782           7,606,163
Nonperforming loans(1)                                     57,997          41,286              48,475

Allowance for loan losses to total loans(1)                  1.32%           1.35%               1.36%
Net charge-offs to average loans                             0.75            0.27                0.30
Allowance for loan losses to nonperforming loans(1)          1.78x           2.50x               2.15x
============================================================================================================
         (1) All periods presented exclude the nonperforming loans transferred to held for sale in fourth quarter 2000.



TABLE 5
------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                              June 30,                  December 31,
                                                      ------------------------------------------------------
(Dollars in thousands)                                 2001            2000                2000
------------------------------------------------------------------------------------------------------------
Nonperforming loans(1)                                $    57,997     $    41,286         $    48,475
Foreclosed property                                         8,369           4,643               5,897
------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $    66,366     $    45,929         $    54,372
============================================================================================================

Nonperforming assets (NPA's) to:(1)
    Loans and foreclosed property                            0.85%           0.60%               0.71%
    Total assets                                             0.49            0.41                0.47
============================================================================================================

Accruing loans past due ninety days or greater        $     8,508     $    13,251         $    12,338
============================================================================================================
         (1) All periods presented exclude the nonperforming loans transferred to held for sale in fourth quarter 2000.

TABLE 6
--------------------------------------------------------------------------------
CAPITAL RATIOS

                            Tier I Capital     Total Capital     Tier I Leverage
                            --------------     -------------     ---------------

June 30, 2001                     9.9%             12.3%               7.5%
December 31, 2000                10.4              12.7                8.1
June 30, 2000                    10.4              12.7                8.1
Minimum requirement               4.0               8.0                4.0




TABLE 7
--------------------------------------------------------------------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap and cap agreements at June 30, 2001 are summarized below:

                                                       Weighted Average Rate    Weighted Avg.
                                                         During the Quarter       Remaining       Estimated     Estimated
                                           Notional    ---------------------     Contractual     Fair Value    Fair Value
(Dollars in thousands)                     Amount      Received         Paid    Term (Years)       Assets      Liabilities
--------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS
Corporation pays fixed/receives floating   $ 51,004      4.16%          6.28%        10.2         $    315      $ (1,246)
Corporation pays variable/receives fixed    146,060      6.48%          4.28%         9.5            2,301          (216)
                                           -------------------------------------------------------------------------------
        Total interest rate swaps          $197,064                                               $  2,616      $ (1,462)
                                           ===============================================================================



Other derivative financial instruments at June 30, 2001 are summarized below:

                                                                       Fair
                                                                       Value
                                                      Notional         Assets
(Dollars in thousands)                                 Amount      (Liabilities)
-------------------------------------------------------------------------------

FOREIGN EXCHANGE CONTRACTS
   commitments to sell                                $   3,639      $     205
   commitments to purchase                                3,639           (189)

FORWARD CONTRACTS
   commitments to sell                                  110,196           (709)
   loan commitments                                      98,529            674
                                                      ---------      ---------

        Total forward contracts - assets                             $     879
                                                                     =========
        Total forward contracts - liabilities                        $    (898)
                                                                     =========

OTHER
Warrants                                                    N/A      $     910
                                                                     =========


TABLE 8

-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

It is generally not appropriate to combine pre and post "push down" periods;
however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through June 30, 2001 with those of the Predecessor for the January 1, 2001 through June 5, 2001.

                                              Six months ended                   Three months ended
                                           June 30, 2001 and 2000              June 30, 2001 and 2000
                                      ---------------------------------------------------------------------
                                                        Variance                            Variance
                                       Income/       Attributable to       Income/       Attributable to
                                       Expense     -----------------       Expense       ---------------
(Dollars in thousands)                Variance     Volume       Rate      Variance     Volume       Rate
-----------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                 $(12,551)   $  9,591    $(22,142)   $(18,318)   $  4,378    $(22,696)
Taxable securities                      17,133      12,106       5,027      10,496       9,460       1,036
Tax-exempt securities                   (1,275)     (1,333)         58         (93)          8        (101)
Short-term investments                  (1,226)     (1,181)        (45)       (476)       (403)        (73)
Mortgage loans held for sale             2,175       2,479        (304)      2,167       2,280        (113)
-----------------------------------------------------------------------------------------------------------
    Total interest income                4,256      21,662     (17,406)     (6,224)     15,723     (21,947)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                        824         447         377         163         346        (183)
  Money market                          (4,266)      1,798      (6,064)     (4,351)      1,235      (5,586)
  Savings                                 (695)       (348)       (347)       (299)       (135)       (164)
  Time                                  (7,994)     (9,206)      1,212      (9,124)     (4,898)     (4,226)
-----------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits    (12,131)     (7,309)     (4,822)    (13,611)     (3,452)    (10,159)
Borrowed funds                           2,066      11,777      (9,711)       (939)      6,814      (7,753)
Long-term debt                           5,783       9,227      (3,444)      1,897       6,014      (4,117)
-----------------------------------------------------------------------------------------------------------
    Total interest expense              (4,282)     13,695     (17,977)    (12,653)      9,376     (22,029)
-----------------------------------------------------------------------------------------------------------
    Net interest income               $  8,538    $  7,967    $    571    $  6,429    $  6,347    $     82
===========================================================================================================


The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

RBC CENTURA BANKS, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


         All claims against Centura Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against Centura Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Predecessor and Centura Bank consider immaterial to their financial condition. In the aggregate, Predecessor recorded $19.1 million in litigation provisions for the period ended June 5, 2001 for the settled cases and certain other legal proceedings.

         In addition, various other legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         3.1  Articles of Incorporation of RBC Centura

         (1)  Articles of Incorporation of Rock Merger Subsidiary, Inc.

         (2)  Articles of Amendment of Rock Merger Subsidiary, Inc.

         (3)  Articles of Merger

         4.1  Bylaws of RBC Centura

(b) Reports on Form 8-K:

         (1) A report on Form 8-K dated April 12, 2001 was filed under Item 5, Other Events, indicating Predecessor's announcement on April 12, 2001 of earnings for the quarter ended March 31, 2000.

         (2) A report on Form 8-K dated June 5, 2001 was filed under Item 1, change of Control of Registrant, indicating that Royal Bank of Canada had acquired all of the outstanding shares of Centura Banks, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           CENTURA BANKS, INC.
                                           -------------------
                                           Registrant

Date: August 14, 2001                  By: /s/ CHARLES A. CASWELL
                                           ----------------------
                                           Charles A. Caswell
                                           Chief Financial Officer

                             RBC CENTURA BANKS, INC.

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
--------------------------------------------------------------------------------
  3.1      Articles of Incorporation of RBC Centura

  (1)      Articles of Incorporation of Rock Merger Subsidiary, Inc.

  (2)      Articles of Amendment of Rock Merger Subsidiary, Inc.

  (3)      Articles of Merger

  4.1      Bylaws of RBC Centura



COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO CHARLES CASWELL, CHIEF FINANCIAL OFFICER OF RBC CENTURA BANKS, INC.