Form 10-Q
period 2001-09-30
RBC CENTURA BANKS INC
filed 2001-11-14
CIK 861461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
               For the quarterly period ended September 30, 2001

                                       or

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, NO PAR VALUE                       2,166,517,536 (1)
--------------------------------------------------------------------------------
       (Class of Stock)              (Shares outstanding as of October 31, 2001)


(1) One hundred percent owned by Royal Bank of Canada.


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Report with the reduced disclosure format.

                     RBC CENTURA BANKS, INC. AND PREDECESSOR

                                    FORM 10-Q

                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000                                                                        4

         Consolidated Statement of Operations -
         Three months ended September 30, 2001
         and 2000,June 6, 2001 through September 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Nine months ended September 30, 2000                                                                      5-6


         Consolidated Statement of Shareholder's Equity -
         January 1, 2001 through June 5, 2001,
         and June 6, 2001 through September 30, 2001                                                                     7


         Consolidated Statement of Cash Flows -
         June 6, 2001 through September 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Nine months ended September 30, 2000                                                                        8

         Notes to Consolidated Financial Statements                                                                   9-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                   19-34


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                              35
Item 6.  Exhibits and Reports on Form 8-K                                                                               35

SIGNATURES                                                                                                              36

RBC CENTURA BANKS, INC. AND PREDECESSOR
PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets

            Consolidated Statement of Operations

            Consolidated Statement of Shareholder's Equity

            Consolidated Statement of Cash Flows

            Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

                                                             RBC Centura                    Predecessor
                                                        --------------------          --------------------
                                                            September 30,                     December 31,
(In thousands, except share data)                              2001                              2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $      286,251              $     356,602
Due from banks, interest-bearing                                     16,407                     14,928
Federal funds sold                                                   10,182                      7,547
Investment securities:
  Available for sale (cost of $3,549,034
     and $2,623,159, respectively)                                3,649,292                  2,655,612
  Held to maturity (fair value of $0,
     and $50,298, respectively)                                        --                       49,493
Loans                                                             7,771,716                  7,671,691
  Less allowance for loan losses                                    103,556                    104,275

-----------------------------------------------------------------------------------------------------------
    Net loans                                                     7,668,160                  7,567,416
Mortgage loans held for sale                                        131,172                     56,907
Bank premises and equipment                                         164,566                    157,959
Goodwill and intangibles                                          1,472,650                    146,445
Other assets                                                        432,985                    469,100
-----------------------------------------------------------------------------------------------------------
Total assets                                                 $   13,831,665            $    11,482,009
===========================================================================================================


LIABILITIES
Deposits:

  Demand, noninterest-bearing                                $    1,122,782             $     1,131,121
  Interest-bearing                                                5,737,392                   5,871,582
  Time deposits over $100                                           484,315                     704,437
-----------------------------------------------------------------------------------------------------------
    Total deposits                                                7,344,489                   7,707,140
Borrowed funds                                                    1,839,763                   1,566,611
Long term debt                                                    2,066,375                   1,084,762
Other liabilities                                                   311,949                     167,071
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                11,562,576                  10,525,584

SHAREHOLDER'S EQUITY
Common stock, no par value,
   2,500,000,000 shares authorized; shares issued
    and outstanding of 2,166,517,536
    and 39,427,056, respectively                                  2,187,684                     272,119
Accumulated other comprehensive income                               61,248                      18,939
Unearned compensation                                                  --                        (4,084)
Retained earnings                                                    20,157                     669,451
-----------------------------------------------------------------------------------------------------------
Total shareholder's equity                                        2,269,089                     956,425
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                   $   13,831,665               $   11,482,009
===========================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

                                              RBC Centura               Predecessor
                                           --------------------      --------------------
                                             Three months              Three months
                                                ended                     ended
(In thousands)                             September 30, 2001        September 30, 2000
-----------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                       $        $139,264         $         181,580
Investment securities:
  Taxable                                              50,298                    43,281
  Tax-exempt                                              335                       555
Short-term investments                                    249                       665
Mortgage loans held for sale                            3,570                     1,463
-----------------------------------------------------------------------------------------
Total interest income                                 193,716                   227,544
-----------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                               48,978                    80,132
Borrowed funds                                         17,402                    25,784
Long-term debt                                         19,678                    17,393
-----------------------------------------------------------------------------------------
Total interest expense                                 86,058                   123,309
-----------------------------------------------------------------------------------------

NET INTEREST INCOME                                   107,658                   104,235
Provision for loan losses                               6,750                     6,960
-----------------------------------------------------------------------------------------
Net interest income after provision for
    loan losses                                       100,908                    97,275

NONINTEREST INCOME
Service charges on deposit accounts                    16,954                    15,723
Credit card and related fees                            3,249                     2,603
Other service charges, commissions and fees             8,236                     9,183
Fees for trust services                                 2,329                     2,549
Mortgage income                                         5,934                    17,912
Other noninterest income                                5,476                     5,314
Securities gains (losses), net                            345                   (13,068)
-----------------------------------------------------------------------------------------
Total noninterest income                               42,523                    40,216
-----------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                              49,663                    45,016
Occupancy                                               6,410                     6,112
Equipment                                               6,464                     6,255
Foreclosed real estate losses and related
   operating expense                                      581                       409
Loss on equity investment                                 -                         -
Merger-related and other significant charges              -                         -
Goodwill and Intangible amortization                   22,031                     3,406
Other operating                                        27,491                    24,219
-----------------------------------------------------------------------------------------
Total noninterest expense                             112,640                    85,417
-----------------------------------------------------------------------------------------
Income before income taxes                             30,791                    52,074
Income tax expense                                     15,544                    18,071
-----------------------------------------------------------------------------------------
NET INCOME                                  $          15,247         $          34,003
=========================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

                                                          RBC Centura                         Predecessor
                                                        -------------------     ---------------------------------------
                                                            June 6, 2001        January 1, 2001     Nine months
                                                              through              through             ended
(In thousands)                                           September 30, 2001      June 5, 2001     September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                   $           186,965    $        282,986    $         524,533
Investment securities:
  Taxable                                                            66,047              84,734              127,124
  Tax-exempt                                                            486                 878                2,409
Short-term investments                                                  338                 604                2,584
Mortgage loans held for sale                                          4,868               3,266                4,044
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                               258,704             372,468              660,694
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                             66,001             119,044              228,331
Borrowed funds                                                       24,010              41,148               71,474
Long-term debt                                                       25,889              30,509               48,330
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                              115,900             190,701              348,135
-----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 142,804             181,767              312,559
Provision for loan losses                                             9,182              25,420               24,855
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 133,622             156,347              287,704

NONINTEREST INCOME
Service charges on deposit accounts                                  22,703              26,847               47,071
Credit card and related fees                                          4,125               3,656                6,724
Other service charges, commissions and fees                          10,791              15,582               29,120
Fees for trust services                                               3,224               4,181                8,058
Mortgage income                                                       7,937               8,641               27,160
Other noninterest income                                              7,474              13,112               21,128
Securities gains (losses), net                                        1,938              27,521              (36,873)
-----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                             58,192              99,540              102,388
-----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                            65,939              80,265              132,492
Occupancy                                                             8,532              10,563               18,343
Equipment                                                             8,733              11,441               18,284
Foreclosed real estate losses and related
   operating expense                                                    668                 971                1,515
Loss on equity investment                                               -                42,203                  -
Merger-related and other significant charges                            -                91,502               28,516
Goodwill and Intangible Amortization                                 29,105               6,284               10,108
Other operating                                                      35,837              63,405               79,075
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                           148,814             306,634              288,333
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    43,000             (50,747)             101,759
Income tax expense                                                   22,843                 435               38,798
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $            20,157    $        (51,182)   $          62,961
=======================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)



Predecessor                                                                                       Unrealized
-----------                                     Common Stock                                    Gains (Losses)          Total
                                         ------------------------      Unearned    Retained     on Securities      Shareholder's
                                            Shares         Amount    Compensation  Earnings    Available for Sale      Equity
                                         ----------------------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2000                  39,427,056    $ 272,119   $ (4,084)    $ 669,451     $  18,939       $    956,425
Comprehensive income:
  Net loss, January 1 to June 5, 2001             -            -          -          (51,182)         -               (51,182)
  Unrealized losses on available for sale
   securities, net of taxes                       -            -          -             -          (11,436)           (11,436)
                                                                                                                      -------
   Comprehensive income                           -            -          -             -             -               (62,618)
Common stock issued:
  Stock option plans and stock awards          495,997       13,285       -             -             -                13,285
  Restricted stock, net                           -            -         4,084          -             -                 4,084
Cash dividends declared, $0.70 per share          -            -          -          (27,761)         -               (27,761)
Other                                           49,984        2,549       -             -             -                 2,549
                                         ----------------------------------------------------------------------------------------
Balance, June 5, 2001                       39,973,037    $ 287,953    $  -        $ 590,508     $   7,503       $    885,964
                                         ========================================================================================

RBC Centura
-----------                                     Common Stock                                     Unrealized Gains       Total
                                         ------------------------      Unearned    Retained        on Securities     Shareholder's
                                            Shares         Amount    Compensation  Earnings      Available for Sale    Equity
                                         ----------------------------------------------------------------------------------------
(Dollars in thousands)
Issuance of Common Stock
  on June 5, 2001                        2,166,517,536    $ 2,187,684  $  -        $    -        $    -          $  2,187,684
Comprehensive income:
  Net income, June 6 to
    September 30, 2001                            -              -        -           20,157          -                20,157
  Unrealized gains on available for sale
    securities, net of taxes                      -              -        -             -           61,248             61,248
                                                                                                                       ------
    Comprehensive income                          -              -        -             -             -                81,405
                                         ----------------------------------------------------------------------------------------
Balance, September 30, 2001              2,166,517,536    $ 2,187,684  $  -        $  20,157     $  61,248       $  2,269,089
                                         ========================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                              RBC Centura              Predecessor
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR                          -----------              -----------
(Unaudited)                                                                         June 6, 2001   January 1, 2001      Nine
                                                                                     through         through        months ended
(Dollars in thousands)                                                          September 30, 2001 June 5, 2001  September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES                                            ------------------ ------------- ------------------
Net income (loss)                                                                 $         20,157   $   (51,182)   $        62,961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                                 9,182        25,420             24,855
   Depreciation of assets under operating leases                                             1,350         2,192              5,614
   Depreciation and amortization, excluding depreciation of assets under
     operating leases                                                                       37,552        20,508             30,397
   Amortization of purchase accounting adjustments                                          27,172           -                  -
   Deferred income tax expense (benefit)                                                     3,391       (10,802)              (552)
   Loan fees deferred, net                                                                     758          (134)               717
   Loss on equity investment                                                                   -          42,203                -
   Bond premium amortization and discount accretion, net                                     2,628        (3,644)              (815)
   (Gains) losses on sales of available for sale securities                                 (1,937)      (27,521)            36,873
   Write-off of fixed assets                                                                   -             -                2,573
   Gain on sale of mortgage servicing rights                                                   -             -              (14,776)
   Proceeds from sales of mortgage loans held for sale                                      332,742      375,348            308,376
   Originations, net of principal repayments, of mortgage loans held for sale              (298,577)    (475,771)          (326,205)
   (Increase) decrease in accrued interest receivable                                       (13,968)      10,800            (12,588)
   (Decrease) increase in accrued interest payable                                           (9,742)      (3,911)             4,448
   Net change in other assets and other liabilities                                         (26,432)      96,642            (21,982)
                                                                                -------------------- ------------ ------------------
       Net cash provided by operating activities                                             84,276          148             99,896
                                                                                -------------------- ------------ ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                                            110,957     (116,700)          (225,266)
Purchases of:
   Securities available for sale                                                           (776,851)  (1,872,595)        (1,133,636)
   Premises and equipment                                                                   (11,371)     (18,060)           (24,385)
   Other                                                                                        -            -              (80,000)
Proceeds from:
   Sales of securities available for sale                                                   260,913    1,199,303          1,122,346
   Maturities and issuer calls of securities available for sale                             151,701      201,026            267,638
   Maturities and issuer calls of securities held to maturity                                   -          5,647             10,584
   Sales of foreclosed real estate                                                            2,210        2,902              6,809
   Dispositions of premises and equipment                                                       248          602             11,793
   Cash received from sale of mortgage servicing rights                                         -            -               13,417
   Cash acquired, net of cash paid, in mergers and acquisitions                              68,395          -              107,146
                                                                                --------------------- ----------- ------------------
       Net cash (used) provided by investing activities                                    (193,798)    (597,875)            76,446
                                                                                --------------------- ----------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                   (204,043)    (387,657)          (341,154)
Net (decrease) increase in borrowed funds                                                  (271,823)     544,975             (9,255)
Proceeds from issuance of long-term debt                                                    605,500      550,500            485,500
Repayment of long-term debt                                                                 (55,084)    (126,880)          (349,989)
Cash dividends paid                                                                             -        (27,761)           (39,797)
Repurchases of common stock                                                                     -            -               (1,361)
Proceeds from issuance of common stock, net                                                     -         13,285              4,579
                                                                                ---------------------- ----------- -----------------
       Net cash provided (used) by financing activities                                      74,550      566,462           (251,477)
                                                                                ---------------------- ----------- -----------------
Decrease in cash and cash equivalents                                                       (34,972)     (31,265)           (75,135)
Cash and cash equivalents at beginning of period                                            347,812      379,077            424,381
                                                                                ---------------------- ----------- -----------------
Cash and cash equivalents at end of period                                        $         312,840    $ 347,812      $     349,246
                                                                                ====================== =========== =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
       Interest                                                                   $         125,642    $ 194,613      $     343,687
       Income taxes                                                                           5,367        5,868             28,544
Noncash transactions:
       Stock issued in purchase acquisitions and other stock issuances, net                     -          6,631              8,102
       Change in unrealized securities gains (losses), net                                   61,248      (20,148)            46,873
       Income tax benefit from exercise of employee stock options                               -          1,843              1,539
Loans transferred to foreclosed property                                                      7,159        2,004              6,910
                                                                                ====================== =========== =================
See accompanying notes to consolidated financial statements.

                                                                               8

            RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                                   (Unaudited)

Note 1: Basis of Presentation

         As previously disclosed, at the close of business on June 5, 2001, Royal Bank of Canada ("Royal Bank"), a Canadian chartered bank, acquired all of the outstanding common stock of Centura Banks, Inc. ("Predecessor"). As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. ("RBC Centura"). Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to Predecessor relates to periods prior to and including June 5, 2001. Royal Bank's basis in RBC Centura was "pushed down" to RBC Centura and is therefore reflected in RBC Centura's balance sheet and results of operations. See Note 2 for information regarding this acquisition.

         The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company ("NCS"). The Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the periods from January 1, 2001 through June 5, 2001 and June 6, 2001 through September 30, 2001 are not necessarily indicative of the results that may be expected for the year.

         All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 40 to 45 of Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000. Goodwill recorded as a result of the acquisition by Royal Bank is being amortized over 20 years. See the Recent Accounting Developments section in Management's Discussion and Analysis for accounting changes related to goodwill.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder's equity.

Note 2: Mergers and Acquisitions

         As disclosed in the Form 10-Q for the six months ended June 30, 2001, at the close of business on June 5, 2001, Royal Bank acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was re-named RBC Centura Banks, Inc. Each share of Predecessor's outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura's tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which is being amortized over the average life of the respective instruments.

         In connection with the acquisition, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill has been assigned a life of 20 years while the core deposit intangible has been assigned a life of 10 years. In connection with the transaction, RBC Centura incurred merger-related and other significant charges of $91.8 million, before tax. Merger-related charges include termination of employment contracts, change of control payments, costs of the transaction including legal, accounting, and investment banking fees, cash settlement of Predecessor's outstanding stock options, and certain other expenses. Also included is a $1.9 million pension plan curtailment loss resulting from Predecessor discontinuing accruing benefits under its pension plan for all participants except for certain groups of employees.

         The following table summarizes activity for merger-related accruals for the period ended September 30, 2001 related to the June 5, 2001 acquisition by Royal Bank:


----------------------------------------------------------------------------------------------------------------------
                                                             Initial Liability      Amount utilized         Remaining
                                                                 accrued               during 2001           Balance
(in thousands)
----------------------------------------------------------------------------------------------------------------------
Severance, change in control, other employee-related costs,
   and director-related costs                                  $ 70,335                 $ 62,758             $  7,577
Write-off of unrealizable assets                                    650                      650                   --
Non-employee related contract terminations                        1,776                      115                1,661
Professional costs                                               17,204                   14,204                3,000
Other merger-related expenses                                     1,855                    1,855                   --
----------------------------------------------------------------------------------------------------------------------
Merger-related expenses                                        $ 91,820                 $ 79,582             $ 12,238
======================================================================================================================

         During the third quarter of 2001, the Bank purchased certain banking assets, including loans and extensions of credit, and assumed certain deposits of Security First Network Bank ("SFNB"), an entity under the common control of Royal Bank. The transactions involved the acquisition of approximately $184 million in deposits, $95 million in loans, and $20 million in mortgage-backed securities.

         On February 18, 2000, Predecessor merged with Triangle Bancorp, Inc. ("Triangle"), a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Predecessor issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Predecessor common stock in exchange for each Triangle share. In connection with this combination, Predecessor incurred merger-related charges of $26.8 million. As of September 30, 2001 $1.1 million of merger-related liabilities remained on the balance sheet, a majority of which relate to remaining contractual obligations.

Note 3:  Commitments and Contingencies

            All claims against Centura Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against the Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Predecessor and the Bank consider immaterial to their financial condition. In the aggregate, Predecessor recorded $19.1 million in litigation provisions for the period ended June 5, 2001 for the settled cases and certain other legal proceedings.

            In addition, various other legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Note 4:  Segment Information

            Refer to Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000 for information with respect to RBC Centura's policies for defining and accounting for its segments. RBC Centura's measure of profitability is a non-GAAP measure and excludes all merger-related charges. Financial information by segment for the three months ended September 30, 2001 and 2000 is as follows:

                                                                               2001
                                      --------------------------------------------------------------------------------------------
(In thousands)                             Retail        Treasury       Other          Total          Adjustments    Consolidated
------------------------------------- ------------- -------------- ------------- -------------- ------------------ ---------------
Interest income                         $  134,376     $   53,166      $ 6,272     $   193,814    $     (98)(A)      $   193,716
Interest expense                            60,679         31,042        1,390          93,111       (7,053)(A)           86,058
Funds transfer pricing allocation           13,124        (10,376)      (3,078)           (330)         330 (B)              ---
------------------------------------- ------------- -------------- ------------- -------------- ------------------ ---------------
Net interest income                         86,821         11,748        1,804         100,373         7,285             107,658
Provision for loan losses                    8,034            ---       (1,533)          6,501           249(C)            6,750
------------------------------------- ------------- -------------- ------------- -------------- ------------------ ---------------
Net interest income after
    provision for loan losses               78,787         11,748        3,337          93,872         7,036             100,908
Noninterest income                          32,496            139       10,091          42,726          (203)(A)          42,523
Noninterest expense                         69,382          1,985        6,537          77,904        34,736(A)          112,640
------------------------------------- ------------- -------------- ------------- -------------- ------------------ ---------------
Income before income taxes                  41,901          9,902        6,891          58,694       (27,903)             30,791
Income tax expense/(benefit)                13,700            998          591          15,289           255(C)           15,544
------------------------------------- ------------- -------------- ------------- -------------- ------------------ ---------------
Net income                              $   28,201     $    8,904      $ 6,300     $    43,405    $  (28,158)        $    15,247
===================================== ============= ============== ============= ============== ================== ===============

Period-end assets                       $6,956,524     $3,848,588      $437,967    $11,243,079    $2,588,586(D)      $13,831,665

                                                                                2000
                                    ------------------------------------------------------------------------------------------------
(In thousands)                            Retail        Treasury         Other            Total         Adjustments     Consolidated
----------------------------------- --------------  --------------- ------------- --------------- ------------------ ---------------
Interest income                       $  160,835    $   57,235       $    7,060    $   225,130      $    2,414(A)       $   227,544
Interest expense                          81,257        35,370              909        117,536           5,773(A)           123,309
Funds transfer pricing allocation         14,303       (17,400)          (3,044)        (6,141)          6,141(B)               ---
----------------------------------- -------------  ---------------- ------------- --------------- ------------------ ---------------
Net interest income                       93,881         4,465            3,107        101,453           2,782              104,235
Provision for loan losses                  4,766           ---            1,427          6,193             767(C)             6,960
----------------------------------- -------------  ---------------- ------------- --------------- ------------------ ---------------
Net interest income after
    provision for loan losses             89,115         4,465            1,680         95,260           2,015               97,275
Noninterest income                        30,711           257           13,676         44,644          (4,428)(A)           40,216
Noninterest expense                       67,842         2,560            8,789         79,191           6,226(A)            85,417
----------------------------------- -------------  ---------------- ------------- --------------- ------------------ ---------------
Income before income taxes                51,984         2,162            6,567         60,713          (8,639)              52,074
Income tax expense/(benefit)               8,290        (1,369)           5,969         12,890           5,181(C)            18,071
----------------------------------- -------------  ---------------- ------------- --------------- ------------------ ---------------
Net income                            $   43,694    $    3,531       $      598    $    47,823      $  (13,820)         $    34,003
=================================== =============  ================ ============= =============== ================== ===============

Period-end assets                     $6,861,366    $3,183,855       $  225,256     $10,270,477     $1,118,568(D)       $11,389,045


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

         SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The amount of hedge ineffectiveness recorded for the nine months ended September 30, 2001 was not considered significant. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement. Refer to Predecessor's March 31, 2001 Form 10-Q for additional disclosures regarding derivative instruments and hedging activities.

Note 6: Investment Securities

         As part of the application of purchase accounting, a premium of $11.6 million was recorded during the second quarter of 2001 as a fair value adjustment and is being amortized based on the effective yield method over the remaining life of the securities. In connection with the acquisition, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

         A summary of investment securities by type at September 30, 2001 follows:


                                                  Amortized           Unrealized                Unrealized
                                                     Cost               Gains                      Losses             Fair Value
                                            -------------------------------------------------------------------------------------
                                                                                   (thousands)
Available For Sale:
U.S. Treasury                                     $    129,226          $       801               $      --          $    130,027
U.S. government agencies and corporations              838,691               33,478                      --               872,169
Mortgage-backed securities                           1,928,127               52,151                       6             1,980,272
Asset-backed securities                                148,131                8,061                      --               156,192
State and municipal                                     36,294                  168                       6                36,456
Common and preferred stock                             311,981                3,367                   1,623               313,725
Other securities                                       156,584                3,867                     --                160,451
                                                  ------------         ------------               ---------         -------------
Total available for sale                          $  3,549,034          $   101,893               $   1,635          $  3,649,292
                                                  ============         ============               =========         =============


The following is a summary of investment securities by contractual maturity at September 30, 2001:


                                                                            Available for Sale
                                                                            ------------------
                                                               Amortized Cost                    Fair Value
                                                         ----------------------------------------------------------
                                                                                (thousands)
Due in one year or less .....................................   $    171,160                  $     171,963
Due after one year through five year ........................        891,896                        926,903
Due after five years through ten years ......................         64,440                         66,919
Due after ten years .........................................         33,179                         33,194
Mortgage-backed and asset-backed securities .................      2,076,258                      2,136,464
Common and preferred stock ..................................        311,981                        313,725
Other .......................................................            120                            124
                                                                ------------                  -------------
Total .......................................................   $  3,549,034                  $   3,649,292
                                                                ============                  =============

         At September 30, 2001 investment securities with a book value of approximately $1.4 billion were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements.

         During 2001, the sale of securities generated gross realized gains and losses of $70.1 million and $42.6 million, respectively, by Predecessor and gross realized gains and losses of $2.6 million and $635,000, respectively, by RBC Centura.

Note 7: Loans

         As part of the application of purchase accounting, a premium of $70.8 million was recorded during the second quarter of 2001 as a fair value adjustment to the loan portfolio and is being amortized on a straight line basis over the average life of the loans. A summary of loans at September 30, 2001 follows:
                                                            (thousands)

Commercial, financial, and agricultural                    $ 2,180,193
Consumer                                                       589,896
Real estate--mortgage                                        3,641,015
Real estate--construction and land development               1,049,100
Leases                                                         209,280
Other                                                          102,232
                                                          ------------
Total loans, net of unearned income                       $  7,771,716
                                                          ============
Included in the loan balances above:
Nonaccrual loans                                          $     72,052
Accruing loans past due ninety days or more                     10,624


Note 8:  Allowance for Loan Losses

         A summary of changes in the allowance for loan losses ("AFLL") follows:

                                                                    RBC
                                                                    ---
                                                                  Centura     Predecessor      Predecessor
                                                                  -------     -----------      -----------
                                                                  June 6,      January 1,          Nine
                                                                   2001           2001            months
                                                                  through       through            ended
                                                                 September      June 5,          September
                                                                  30, 2001       2001            30, 2000
                                                                 -----------------------------------------
                                                                               (thousands)
AFLL at beginning of period                                  $  103,044      $   104,275         $  95,500
Provision for loan losses                                         9,182           25,420            24,855
Charge-offs                                                     (11,972)         (28,857)          (20,982)
Recoveries on loans previously charged-off                        3,302            2,206             4,663
                                                             -------------   ------------        ----------
 Net Charge-offs                                                 (8,670)         (26,651)          (16,319)
                                                             -------------   ------------         ---------
AFLL at end of period                                        $  103,556      $   103,044         $ 104,036
                                                             =============   ============        ==========

         The following table summarizes individually impaired loan information as of September 30, 2001:
                                                            (thousands)

Individually impaired loans with related allowance         $      35,562
Individually impaired loans with no related allowance             14,784
                                                           -------------
Total individually impaired loans                          $      50,346
                                                           -------------
Allowance on individually impaired loans                   $      15,454
                                                           -------------


Note 9:  Long-Term Debt

         As part of the application of purchase accounting, a discount of $5.5 million was recorded during the second quarter of 2001 as a fair value adjustment to long-term debt and is being amortized on a straight line basis over the average life of the debt. In September of 2001, RBC Centura issued $500 million of Libor based 5-year subordinated debt to an affiliate. Long-term debt consisted of the following at September 30, 2001:

                                                            (thousands)

Federal Home Loan Bank advances                            $   1,322,412
Subordinated notes held by an affiliate                          500,000
Capital Securities                                               123,700
Bank notes                                                       119,712
Obligations under capitalized leases                                 551
                                                           -------------

Total long-term debt                                        $ 2,066,375
                                                           ------------

         Refer to Predecessor's Annual Report on form 10-K for details regarding RBC Centura's borrowing obligations, interest rates, and maturities.

Note 10: Income Taxes

         The components of income tax expense were:


                                       RBC Centura             Predecessor             Predecessor
                                       -----------             -----------             -----------
                                       June 6, 2001             January 1,             Nine months
                                          through              2001 through               ended
                                       September 30,           June 5, 2001            September 30,
                                           2001                                            2000
                                      --------------------------------------------------------------
Current expense (benefit):
     Federal                           $  24,500               $  (4,275)              $   37,656
     State                                 1,736                     463                    4,070
                                       ---------               ----------              ----------
                                          26,236                  (3,812)                  41,726

Deferred expense (benefit):
     Federal                             (2,583)                   4,160                   (2,379)
     State                                 (810)                      87                     (549)
                                       ---------                --------               -----------
                                         (3,393)                   4,247                   (2,928)
Total income tax expense               $ 22,843                 $    435               $   38,798
                                       ---------                --------               -----------


         Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:


                                                         RBC Centura             Predecessor             Predecessor
                                                         -----------             -----------             -----------
                                                         June 6, 2001          January 1, 2001           Nine months
                                                       through September     through June 5, 2001      ended September
                                                           30, 2001                                        30, 2000
                                                      ----------------------------------------------------------------

Income taxes at Federal statutory tax rate            $15,050     35.00%    $(17,761)      35.00%     $35,616     35.00%
Non-taxable income                                     (1,627)    (3.78)      (2,898)       5.71       (4,443)    (4.37)
Acquisition adjustments, net                            7,245     16.85       14,002      (27.59)       4,010      3.94
State income tax, net of federal benefit                  615      1.43          358       (0.70)       1,845      1.81
Other, net                                              1,560      3.62        6,734      (13.28)       1,770      1.75
                                                        -----      ----        -----      -------       -----      ----
Effective tax rate                                    $22,843    53.12%         $435       (0.86)%    $38,798     38.13%
                                                      =======    ======         ====      =======     =======     ======

         The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and liabilities at September 30, 2001 and December 31, 2000, are summarized as follows:

                                          September 30,          December 31,
                                              2001                  2000
                                          -----------------------------------
                                                      (thousands)
                                          -----------------------------------
Deferred tax assets:
Loan loss reserve                        $    39,774               $  41,576
Other reserves                                15,459                   6,240
Deferred compensation                         17,366                  14,260
Other assets                                  13,878                   8,765
                                              ------                   -----
Gross deferred tax assets                     86,477                  70,841

Deferred tax liabilities:
Premises and equipment                         5,144                   2,787
Deposits                                      71,142                      12
Investment securities                         10,951                   2,748
Leasing activities                            83,247                  72,941
Lending activities                            22,012                     127
Other Liabilities                             13,928                  24,904
Net unrealized securities gains               39,010                  13,081
                                              ------                  ------
Gross deferred tax liabilities               245,434                 116,600

Net deferred tax (liability)            $  (158,957)             $  (45,759)
                                        ============             ===========

         A valuation allowance for deferred tax assets was not required as of September 30, 2001 or December 31, 2000. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. As part of the application of purchase accounting, the deferred tax liability was increased by the amount of $87.9 million due to fair value adjustments of the balance sheet, increased by $25.9 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling $1.5 million.

Note 11: Strategic Repositioning of Mortgage Business

         During the second quarter of 2001, Predecessor made an assessment of its mortgage business with an emphasis on current and prospective interest rate and macroeconomic conditions. Predecessor decided to reevaluate its participation in making consumer mortgages with individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in First Greensboro Home Equity, Inc. ("FGHE") and also had a wholly-owned subsidiary, NCS. Both FGHE and NCS are primarily in the business of making mortgages to consumers with less than prime-rated credit profiles. As a result of this assessment, Predecessor decided to take actions to no longer provide credit support to these mortgage companies.

         Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support during the second quarter of 2001. This purchase did not change Predecessor's credit exposure.

         In the second quarter, based on FGHE's inability to access the securitization market and FGHE's limited success in selling loans in the whole-loan market, management informed FGHE of management's intention to not further extend credit support or financing activities. Management estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment and the debentures discussed above. During the second quarter of 2001, a charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as a loss on equity investment in the statement of operations. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans. During the third quarter of 2001, RBC Centura recognized a recovery of $1.6 million for FGHE loans previously charged off. In addition, the equity interest in FGHE was sold resulting in no gain or loss recognition.

         Certain fixed assets of NCS were sold during the second quarter. The purchaser also assumed a majority of the employees. A charge of $1.9 million was classified in merger-related and other significant charges on the statement of operations, which included severance, goodwill associated with NCS, and the loss on the fixed assets sold. Predecessor retained the loan portfolio of approximately $75 million existing at sale date with the intention to sell the loans. A provision for credit losses of $300,000 was recorded prior to the transfer of these loans to held for sale.

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 2001


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. ("RBC Centura" or the "Company") and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I, Triangle Capital Trust and NCS Mortgage Lending Company ("NCS"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition, or loss of revenue, following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers do not consummate as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc., ("Predecessor") the predecessor of RBC Centura, by Royal Bank of Canada ("Royal Bank"); and (x) other risks and factors identified in Predecessor's Annual Report for the year ended December 31, 2000, and the Quarterly Report for the six months ended June 30, 2001, and in Predecessor's and RBC Centura's other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

         RBC Centura cautions that the foregoing list of important factors is not exhaustive. When relying on forward-looking statements to make decisions with respect to RBC Centura, investors and others should carefully consider the foregoing factors and other uncertainties and events. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in Predecessor and RBC Centura's current and subsequent filings with the Securities and Exchange Commission. RBC Centura does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of RBC Centura.

GENERAL

            The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. RBC Centura currently provides a full range of personal and commercial banking products and services, investment services and insurance services. These products and services are delivered through our customers' channel of preference. At September 30, 2001, RBC Centura served its customers through 240 financial stores located throughout North Carolina, South Carolina, and Virginia. RBC Centura also serves its customers through Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at www.centura.com. The
                                                    ----------------
contents of RBC Centura's website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

            The management of Royal Bank and RBC Centura is currently evaluating and analyzing current products and the various distribution channels of RBC Centura and potential synergies between the two entities. These efforts are primarily focused on strengthening RBC Centura's retail delivery platform and commercial market delivery. In addition, RBC Centura assessed its mortgage business as described in Note 11 in the unaudited financial statements for the nine months ended September 30, 2001 and has decided to be more selective on future commercial real estate transactions in the coming months by focusing on relationship development potential.

            Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

            As previously disclosed, on June 5, 2001, Royal Bank, a Canadian chartered bank, acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was re-named RBC Centura Banks, Inc. The business combination was accounted for as a purchase with Royal Bank's accounting basis being "pushed down" to RBC Centura. See Note 2 of the unaudited consolidated financial statements for additional information regarding this business combination. It is generally not appropriate to combine pre and post "push down" periods; however, for purposes of comparison only, the following table combines RBC Centura's results of operations from June 6, 2001 through September 30, 2001 with those of Predecessor for the period January 1, 2001 through June 5, 2001. The combined results will generally serve as comparable amounts to the nine month period ended September 30, 2000 and will be utilized for purposes of providing discussion and analysis of results of operations.


                                             RBC Centura       Predecessor         Combined        Predecessor
                                            --------------     ------------      -------------     -----------
                                            June 6, 2001        January 1,       Nine months       Nine months
                                               through         2001 through         ended          ended June
                                             September 30,     June 5, 2001      September 30,      30, 2000
                                                2001                                 2001
                                            ------------------------------------------------------------------

Net Interest Income                          $   142,804       $   181,767       $  324,571         $ 312,559
Provision for loan losses                          9,182            25,420           34,602            24,855
--------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                133,622           156,347          289,969           287,704
Noninterest income                                56,254            72,019          128,273           139,261
Securities gains (losses), net                     1,938            27,521           29,459           (36,873)
Loss on equity Investment                             --            42,203           42,203                --
Merger-related and other significant
  charges                                             --            91,502           91,502            28,516
Noninterest expense                              148,814           172,929          321,743           259,817
--------------------------------------------------------------------------------------------------------------
Income before income taxes                        43,000           (50,747)          (7,747)          101,759
Income tax expense                                22,843               435           23,278            38,798
--------------------------------------------------------------------------------------------------------------
Net Income                                   $    20,157       $   (51,182)       $ (31,025)        $  62,961
--------------------------------------------------------------------------------------------------------------


EARNINGS SUMMARY

     Net income for the nine months ended September 30, 2001 totaled $70.1 million, excluding the after-tax loss on an equity investment of $26.7 million, and merger-related and other significant charges of $74.4 million, after-tax, incurred mainly as a result of the acquisition by Royal Bank. Net income for the comparable period in 2000 was $98.7 million, excluding pre-tax merger charges and other significant items of $50.7 million incurred as a result of the February 18, 2000 merger with Triangle Bancorp, Inc. ("Triangle"). Included in the merger-related charges and other significant items for 2000 were $22.1 million in pre-tax losses on securities sales incurred as a result of restructuring Triangle's investment portfolio. Including merger-related and other significant charges, RBC Centura incurred a net loss of $31.0 million and recorded net income of $63.0 million for the nine months ended September 30, 2001 and 2000, respectively. Key factors responsible for RBC Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

     Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $11.1 billion for the nine months ended September 30, 2001, an increase of $776.2 million or 7.5 percent over the average balance for the nine months ended September 30, 2000. As discussed below, growth in the commercial loan and investment portfolios accounted for the majority of the increase. Period-end interest-earning assets were $11.6 billion at September 30, 2001, an increase of $1.1 billion over December 31, 2000's balance of $10.5 billion.

     For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis," and Table 8, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

            Loans represent the largest component of interest-earning assets and ended the period at $7.8 billion. As a result of the Royal Bank acquisition, RBC Centura marked the loan portfolio to its fair value, which resulted in a $70.8 million premium on loans being recorded. Also included in the loan balance as of September 30, 2001 are loans of approximately $95 million acquired from Security First Network Bank ("SFNB"). See Note 2 of the unaudited consolidated financial statements for a description of the transaction with SFNB. Excluding the premium recorded and loans acquired, loans ended the period at $7.6 billion, a decrease of $50.9 million when compared to the balance as of December 31, 2000. Table 1 provides a summary of the loan portfolio and mix percentages as of September 30, 2001, September 30, 2000 and December 31, 2000.

            Loans averaged $7.7 billion for the nine months ended September 30, 2001 as compared to $7.6 billion for the nine months ended September 30, 2000. Average loan growth was driven primarily by volume generated in the commercial and consumer loan portfolios. On average, commercial loans increased $216.6 million or 6.0 percent annualized between comparable periods. Consumer loans (equity lines, installment loans, and other credit line loans), increased 1.8 percent annualized, despite the sale of approximately $107 million of retail loans in the fourth quarter 2000. On average the mortgage portfolio declined $35.2 million. The leasing portfolio, on average, declined $29.6 million, driven by the continued decreased emphasis on the product and normal amortization.

            Taxable equivalent interest earned on the loan portfolio for the nine months ended September 30, 2001 and 2000 totaled $470.8 million and $525.6 million, respectively. Given that approximately 60 percent of the loan portfolio is variable rate, the declining rate environment resulted in a $67.0 million decrease in interest income, offset by $12.3 million in additional income attributable to increasing loan volume. Overall, the loan portfolio yielded 8.05 percent for the first nine months of 2001 compared with 9.17 percent for the first nine months of 2000, a decrease of 112 basis points, mainly due to the declining rate environment which existed in the latter part of 2000 and continued into the first nine months of 2001. Also contributing approximately 26 basis points to the decline was the amortization of loan premiums recorded as a result of the acquisition by Royal Bank. It is expected that the loan premium amortization will negatively impact loan yields by approximately 55 to 60 basis points for the remainder of 2001 and the majority of 2002. Excluding the loan premium amortization recorded in connection with the revaluation, taxable equivalent interest income would have been approximately $485.6 million.

Investment Securities

            The investment portfolio provides RBC Centura with a source of earnings and liquidity, and consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the third quarter of 2001 at $3.6 billion, an increase of 34.9 percent from a December 31, 2000 balance of $2.7 billion. The investment portfolio averaged $3.2 billion for the nine months ended September 30, 2001, growing 21.6 percent or $562.3 million over the comparable period for 2000. The growth in the investment portfolio provided a means of utilizing capital in the absence of share repurchases. Predecessor was precluded from repurchasing its own stock as part of its January 26, 2001 agreement to be acquired by Royal Bank, and as a result, the Board of Directors rescinded the previously announced share repurchase program. In connection with the acquisition, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

            The available for sale ("AFS") investment portfolio is used as a part of RBC Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and other factors. At June 5, 2001 all unrealized gains and losses were transferred to the related securities' basis in accordance with purchase accounting. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At September 30, 2001, AFS investments had a market value of $3.6 billion, up $993.7 million compared to December 31, 2000. Included in the market value of the AFS portfolio as of September 30, 2001 are unrealized gains of $101.3 million, $61.2 million net of tax, compared with unrealized gains of $32.5 million, $18.9 million net of tax as of December 31, 2000. The increase in the unrealized gains was principally the result of a declining rate environment.

FUNDING SOURCES

            Total funding includes deposits, short-term borrowings and long-term debt and averaged $10.8 billion for the nine-month period ended September 30, 2001, increasing $589.7 million over the $10.2 billion averaged for the nine months ended September 30, 2000. The cost of interest bearing liabilities for the nine months ended September 30, 2001 was 4.18 percent, a decrease of 89 basis points when compared to the nine months ended September 30, 2000. The accretion of discounts and amortization of premiums recorded as a result of Royal Bank's acquisition of Predecessor contributed 19 basis points to the decrease and the remaining difference is attributable to the declining rate environment. It is expected that the amortization of premiums and accretion of discounts will decrease the cost of interest bearing liabilities by approximately 42 basis points for the remainder of 2001 and the first quarter of 2002.

Deposits

            Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, time deposits and transaction accounts, ended the period at $7.3 billion. The deposit balance as of September 30, 2001 reflects a fair value adjustment of $19.4 million recorded as a result of the Royal Bank acquisition and approximately $184 million in deposits assumed from SFNB. Excluding this discount and the deposits assumed, deposits would have decreased by $565.9 million, principally attributable to the anticipated seasonal decline in commercial deposits and the attrition of unprofitable single-service CD accounts from Triangle households with which RBC Centura was unable to establish multiple service relationships.

            Total deposits averaged $7.4 billion for the first nine months of 2001 as compared to the $7.7 billion averaged for the nine month period in 2000. The annualized average cost of total interest-bearing deposits for the first nine months of 2001 was 3.92 percent, a decrease of 74 basis points compared to the year-earlier period, influenced by the accretion of time deposit discounts, the rate environment, and product mix. The accretion of the purchase accounting discount resulted in a 27 basis point decrease in the cost of interest bearing deposits. Table 2 details average balances for the deposit portfolio and the mix of deposits for the nine months ended September 30, 2001 and 2000.

Other Funding Sources

            Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include Federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds increased $422.3 million to total $2.0 billion for the nine months ended September 30, 2001. The increase predominantly occurred in Federal funds purchased. Period-end short-term borrowings totaled $1.8 billion and $1.6 billion at September 30, 2001 and December 31, 2000, respectively. The growth in short-term borrowed funds principally stemmed from loan growth exceeding deposit growth. The cost of funds for the first nine months of 2001 for short-term borrowings declined 167 basis points from the September 30, 2000 year to date rate of 5.98 percent. The decrease in cost of funds is the result of a prevailing decreasing interest rate environment.

            Long-term debt consists predominantly of FHLB advances, subordinated notes held by an affiliate, Capital Securities and subordinated bank notes and ended the period at $2.1 billion compared to $1.1 billion as of December 31, 2000. The increase was dually a result of additional FHLB borrowings and the issuance by RBC Centura to an affiliate of $500 million of Libor based 5-year subordinated debt in September of 2001. Long-term debt averaged $1.4 billion for the nine months ended September 30, 2001 compared with $1.0 billion for first nine months of 2000. The main contributor to increasing average long term debt was FHLB borrowings, which grew on average $416.7 million for the first nine months of 2001 when compared to the first nine months of 2000. The cost of funds for long-term debt decreased by 119 basis points to 5.16 percent for the first nine months of 2001, compared to the same nine month period in 2000. The decrease in cost of funds is mainly attributable to decreasing rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

            Net interest income for the nine months ended September 30, 2001 and 2000 was $324.6 million and $312.6 million, respectively. On a taxable equivalent basis, net interest income in the first nine months of 2001 increased $11.9 million over the prior year to total $332.0 million. As shown in Table 8, "Net Interest Income and Volume/Rate Analysis," the increase in net interest income, taxable equivalent, was driven by volume variances, which contributed $15.4 million to the increase, offset by a decrease of $3.5 million due to rate variances.

            Net interest margin for the first nine months of 2001 was 3.99 percent, a 9 basis point decrease from the net interest margin of 4.08 percent experienced during the first nine months of 2000. The decrease was the result of the amortization of premiums and accretion of discounts previously discussed as well as the portfolio restructuring performed in the second quarter of 2001. Management expects these factors will decrease net interest margin by approximately 20 basis points for the remainder of 2001 and into the first quarter of 2002. During the last three quarters of 2002 an additional decline of 35 basis points is expected.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

            As of September 30, 2001 and December 31, 2000, the AFLL was $103.6 million and $104.3 million, respectively. As a percentage of loans and leases outstanding, the AFLL decreased from 1.36 percent at December 31, 2000 to 1.33 percent at September 30, 2001. Excluding the purchase accounting adjustments to loan and lease portfolios, the AFLL would have been 1.34 percent of loans and leases at September 30, 2001. The decrease was principally driven by increased charge-offs during 2001 as discussed below.

            In fourth quarter 2000, approximately $6 million of nonperforming loans were transferred to held for sale and are carried at lower of cost or market as a component of other assets. These loans were sold in July 2001 to an unaffiliated third party. Accordingly, these loans are excluded from loans, nonperforming assets and related ratios for all periods presented.

            Net charge-offs for the first nine months of 2001 were $35.3 million, compared to $16.3 million for the same period in 2000. As a percentage of average loans, net charge-offs were 0.61 percent and 0.29 percent for the nine months ended September 30, 2001 and 2000, respectively. The increase in net charge-offs principally occurred in the commercial loan portfolio and in non-strategic lines of businesses, including leasing and sub prime lending, for which collection prospects have been significantly diminished. The provision for loan losses increased $9.7 million to $34.6 million for the nine months ended September 30, 2001 as a result of increased net charge-offs as compared to the same period a year ago. Due to the slowing economic environment, the credit conditions of certain borrowers may have deteriorated. As a result, increased levels of charge-offs appear likely during the fourth quarter of 2001.

            Nonperforming assets ("NPA's") were $85.0 million at September 30, 2001, an increase of $30.6 million over the December 31, 2000 balance of $54.4 million. The increase was principally in the residential mortgage and commercial loan portfolios. A significant portion of the increase in residential mortgage nonperforming loans was due to the repurchase of certain loans in accordance with the contractual obligations related to the third quarter 2000 sale of mortgage servicing. The increase in the commercial loan portfolio was spread across various industries. NPA's as a percentage of total assets were 0.61 percent and 0.47 percent at September 30, 2001 and December 31, 2000, respectively. Table 5, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets.

            Management believes the AFLL adequately covers nonperforming loans, providing coverage at 1.44 times and 2.15 times the nonperforming loan balance at September 30, 2001 and December 31, 2000, respectively. The decrease was the result of an increase in nonperforming loans. Refer to Table 4 "Analysis of Allowance for Loan Losses" for additional asset quality information.

            Management believes the AFLL is adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. RBC Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management's estimate of an amount adequate to provide for probable incurred losses in the loan portfolio. However, there are risks of additional losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the AFLL is necessarily approximate and imprecise. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of RBC Centura. In addition, the events of September 11th may have affected some of our customers and borrowers as they adjust to a different economic environment than previously forecasted.


            In addition to nonperforming assets and past due loans shown in Table 5, management has identified approximately $45.0 million in loans that are currently performing in accordance with contractual terms that management believes may become nonperforming during the remaining term of the loan.

NONINTEREST INCOME AND EXPENSE

            Noninterest income for the nine months ended September 30, 2001, excluding gains and losses on sales of investment securities, totaled $128.3 million, down $11.0 million from the $139.3 million earned for the nine months ended September 30, 2000. As a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income excluding securities gains and losses), noninterest income was 27.9 percent and 30.3 percent for the nine months ended September 30, 2001 and 2000, respectively. Including gains and losses on sales of investment securities, noninterest income was $157.7 million and $102.4 million for the nine months ended September 30, 2001 and 2000, respectively. Sales of investment securities resulted in net realized gains of $29.5 million in the first nine months of 2001 compared with net realized losses of $36.9 million for the nine months ended September 30, 2000. RBC Centura performed a restructuring of the investment portfolio during the second quarter of 2001 in order to mitigate interest rate risk, which resulted in gains of $26.8 million. Included in the 2000 net realized losses of $36.9 million were $22.1 million of securities losses related to the restructuring of the investment portfolio acquired in the Triangle merger. In the third quarter of 2000, RBC Centura restructured portions of its own investment portfolio, taking advantage of the interest rate environment to replace lower yielding securities, which resulted in realized losses of $13.1 million.

            Service charges on deposit accounts, comprising approximately 38.6 percent of noninterest income before gains and losses on sales of investment securities, continue to be the largest component of noninterest income. Service charges on deposits for the current period, despite a decline in average deposits, increased $2.5 million to $49.6 million for the first nine months of 2001 as compared to $47.1 million for the first nine months of 2000. The main driver of the increase was service fees on checking accounts, which were up $2.9 million when compared to the nine months ended September 30, 2000. This increase was a result of a change to RBC Centura's price structure in order to be more in line with the current market. This increase was partially offset by a decrease in non-sufficient fund fees of $435,000. Brokerage commissions were down $2.8 million during the first nine months of 2001 when compared to the first nine months of 2000 due to the slowing economy and other market conditions.

            Mortgage income for the first nine months of 2001 was $16.6 million, a decrease of $10.6 million over the first nine months of 2000. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. Mortgage income for the first nine months of 2000 included a $13.1 million one-time gain, from the sale of $2.1 billion of the mortgage servicing portfolio. Excluding this gain, mortgage loan sale income increased $1.4 million and origination fees were up $3.2 million, favorably impacted by an increase in mortgage origination volume and refinancings in a declining rate environment. Servicing commissions and mortgage servicing rights amortization, components of mortgage income, decreased $6.5 million and $4.1 million, respectively, for the nine months ended September 30, 2001, a direct result of the sale of approximately $2.1 billion of the mortgage servicing portfolio during the third quarter of 2000.

            Noninterest expense, excluding merger-related and other significant charges and the loss on an equity investment, totaled $321.7 million, an increase of $61.9 million over the first nine months of 2000. A key driver of the increase was a charge of $19.1 million in litigation provisions recorded during the second quarter of 2001, a significant portion related to previously disclosed litigation. Personnel expenses accounted for $13.6 million of the increase between comparable periods. A significant contributor to the increase was additional incentive based compensation as current year results are expected to meet defined targets. The remainder of the increase was a result of other personnel costs, including fringe benefits, relocation costs, and signing bonuses. Contributing $24.8 million to the increase was additional core deposit intangible and goodwill amortization recorded as a result of Royal Bank's acquisition of Predecessor. Fees for outsourced services, a volume driven expense, was up $3.0 million. Also contributing to the increase in noninterest expense was $1.2 million in nonrecurring costs related to the integration of SFNB customers. See Note 2 of the consolidated financial statements for information regarding SFNB. The remainder of the difference was spread across the various noninterest expense categories. For a description of the merger related and other significant charges of $91.8 million and the loss on equity investment of $42.2 million see Notes 2 and 11, respectively, of the unaudited consolidated financial statements.

INCOME TAX EXPENSE

            Income tax expense recorded for the nine months ended September 30, 2001 was $23.3 million compared to $38.8 million in the prior year period. The decrease in income tax expense was mainly the result of lower reported income as a result of merger-related and other significant charges. See Note 2 of the consolidated financial statements for more details regarding the merger-related and other significant charges.

RECENT ACCOUNTING DEVELOPMENTS

            In September of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. RBC Centura adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 are being accounted for in accordance with this standard. This adoption did not have a material impact on RBC Centura.

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The new standard is effective for fiscal years beginning after June 15, 2002 and earlier application is encouraged. Management plans to adopt this standard on January 1, 2003 and is still in the process of evaluating the impact on RBC Centura.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board ("APB") 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement also amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management plans to adopt this standard on January 1, 2002 and is still in the process of evaluating the impact on RBC Centura.


TABLE 1
------------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                                            September 30, 2001         September 30, 2000       December 31, 2000
                                                  ----------------------------------------------------------------------------------
(Dollars in thousands)                                     Balance    % of Total     Balance    % of Total      Balance   % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural               $ 2,180,193          28.1%   $ 2,050,025       26.7%     $2,067,962       27.0%
Commercial mortgage                                    1,297,784          16.7      1,417,598       18.4       1,432,226       18.7
Real estate construction                               1,049,100          13.5      1,002,997       13.0       1,025,597       13.3
                                                  ----------------------------------------------------------------------------------
    Commercial loan portfolio                          4,527,077          58.3      4,470,620       58.1       4,525,785       59.0
Consumer                                                 589,896           7.6        569,565        7.4         571,375        7.4
Residential mortgage                                   2,343,231          30.2      2,314,164       30.1       2,214,560       28.9
Leases                                                   209,280           2.7        230,884        3.0         254,858        3.3
Other                                                    102,232           1.2        103,479        1.4         105,113        1.4
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                          $7,771,716          100.0%   $ 7,688,712      100.0%     $7,671,691      100.0%
====================================================================================================================================
Residential mortgage servicing
    portfolio for others - Centura Portfolio         $  780,446                   $   727,855                 $  615,255
Residential mortgage servicing
    portfolio for others - subservicing                 126,199                     2,417,255                  2,243,745
====================================================================================================================================

TABLE 2
-----------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED

                                                    September 30, 2001            September 30, 2000
                                            ---------------------------------------------------------
(Dollars in thousands)                            Balance     % of Total        Balance    % of Total
-----------------------------------------------------------------------------------------------------
Demand, noninterest bearing                  $1,077,697           14.6%     $ 1,118,159         14.6%
Interest checking                               987,863           13.4          895,430         11.7
Money market                                  1,822,752           24.7        1,700,007         22.2
Savings                                         214,673            2.9          259,810          3.4
-----------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit
     [less than symbol] $100,000              2,278,048           30.8        2,470,294         32.2
  Certificates of deposit
     [greater than symbol] $100,000             577,883            7.8          790,021         10.3
  IRA                                           428,320            5.8          427,905          5.6
-----------------------------------------------------------------------------------------------------
      Total time deposits                     3,284,251           44.4        3,688,220         48.1
-----------------------------------------------------------------------------------------------------
Total average deposits                       $7,387,236          100.0%     $ 7,661,626        100.0%
=====================================================================================================

TABLE 3
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

                                                   Three months ended                           Three months ended
                                                   September 30, 2001                           September 30, 2000
                                       --------------------------------------------------------------------------------------------
                                                         Interest       Average                        Interest         Average
                                         Average         Income/         Yield/          Average        Income/          Yield/
(Dollars in thousands)                   Balance         Expense          Rate           Balance        Expense           Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                  $ 7,726,187      $139,523          7.11%       $ 7,631,191      $181,933          9.39%
Taxable securities                       3,332,718        52,244          6.27          2,606,201        45,037          6.91
Tax-exempt securities                       36,882           521          5.65             36,465           855          9.38
Short-term investments                      26,122           248          3.72             35,661           665          7.30
Mortgage loans held for sale               157,062         3,571          9.09             57,411         1,463         10.19
                                       -----------      --------                      -----------      --------
Interest-earning assets, gross          11,278,971       196,107          6.88         10,366,929       229,953          8.76
Net unrealized gains (losses) on
  available for sale securities             46,430                                        (43,282)
Other assets, net                        2,218,842                                        938,054
                                       -----------                                    -----------
    Total assets                       $13,544,243                                    $11,261,701
                                       ===========                                    ===========


LIABILITIES AND SHAREHOLDER'S EQUITY

Interest checking                      $ 1,019,003      $  2,516          0.98%       $   871,998      $  3,290          1.50%
Money market                             1,908,548        13,971          2.90          1,710,295        20,391          4.74
Savings                                    212,906           562          1.05            238,925           745          1.24
Time                                     3,093,918        31,929          4.09          3,644,744        55,706          6.08
                                       -----------      --------                      -----------      --------
    Total interest-bearing deposits      6,234,375        48,978          3.12          6,465,962        80,132          4.93
Borrowed funds                           1,996,958        17,402          3.41          1,628,297        25,784          6.20
Long-term debt                           1,700,631        19,678          4.53          1,020,305        17,393          6.67
                                       -----------      --------                      -----------      --------
Interest-bearing liabilities             9,931,964        86,058          3.42          9,114,564       123,309          5.35
Demand, noninterest-bearing              1,094,170                                      1,118,636
Other liabilities                          284,678                                        126,305
Shareholder's equity                     2,233,431                                        902,196
                                       -----------                                    -----------
    Total liabilities and
      shareholder's equity             $13,544,243                                    $11,261,701
                                       ===========                                    ===========
Interest rate spread                                                      3.46%                                          3.41%

Net yield on interest-
    earning assets                     $11,278,971      $110,049          3.87%       $10,366,929      $106,644          4.06%
                                       ===========      ========                      ===========      ========

Taxable equivalent adjustment                           $  2,391                                       $  2,409
                                                        ========                                       ========

-------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

It is generally not appropriate to combine pre and post "push down" periods; however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through September 30, 2001 with those of the Predecessor for the January 1, 2001 through June 5, 2001.

                                                       Nine months ended                           Nine months ended
                                                       September 30, 2001                          September 30, 2000
                                             --------------------------------------------------------------------------------
                                                            Interest      Average                       Interest      Average
                                               Average       Income/       Yield/      Average          Income/       Yield/
(Dollars in thousands)                         Balance       Expense        Rate       Balance          Expense        Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                       $ 7,746,636     $470,844       8.05%       $ 7,570,230      $525,611       9.17%
Taxable securities                            3,089,033      156,632       6.76          2,612,650       132,293       6.75
Tax-exempt securities                            37,319        2,061       7.36             58,790         3,671       8.33
Short-term investments                           27,019          941       4.59             61,292         2,584       5.54
Mortgage loans held for sale                    128,100        8,134       8.47             56,389         4,044       9.56
                                            -----------     --------                    ----------      --------
Interest-earning assets, gross               11,028,107      638,612       7.69         10,359,351       668,203       8.54

Net unrealized (losses) gains on
  available for sale securities                  46,036                                   (61,388)
Other assets, net                             1,527,465                                    929,731
                                            -----------                                -----------
    Total assets                            $12,601,608                                $11,227,694
                                            ===========                                ===========


LIABILITIES AND SHAREHOLDER'S EQUITY

Interest checking                           $   987,863     $  9,402       1.27%       $   895,430      $  9,353       1.40%
Money market                                  1,822,752       47,260       3.47          1,700,007        57,946       4.55
Savings                                         214,673        1,775       1.11            259,810         2,653       1.36
Time                                          3,284,251      126,608       5.15          3,688,220       158,379       5.74
                                            -----------     --------                   -----------      --------
    Total interest-bearing deposits           6,309,539      185,045       3.92          6,543,467       228,331       4.66
Borrowed funds                                1,993,696       65,158       4.31          1,571,390        71,474       5.98
Long-term debt                                1,442,162       56,398       5.16          1,000,389        48,330       6.35
                                            -----------     --------                   -----------      --------
Interest-bearing liabilities                  9,745,397      306,601       4.18          9,115,246       348,135       5.07
Demand, noninterest-bearing                   1,077,697                                  1,118,159
Other liabilities                               231,898                                    116,995
Shareholder's equity                          1,546,616                                    877,294
                                            -----------                                -----------
    Total liabilities and
      shareholder's equity                  $12,601,608                                $11,227,694
                                            ===========                                ===========

Interest rate spread                                                       3.51%                                       3.47%

Net yield on interest-
    earning assets                          $11,028,107     $332,011       3.99%       $10,359,351      $320,068       4.08%
                                            ===========     ========                   ===========      ========

Taxable equivalent adjustment                               $  7,440                                    $  7,509
                                                            ========                                    ========



TABLE 4
-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                 At and for the nine months             At and for the year ended
                                                                      ended September 30,                     ended December 31,
                                                             ----------------------------------------------------------------------
(Dollars in thousands)                                           2001                 2000                         2000
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period             $   104,275        $    95,500                    $    95,500
Allowance related to loans transferred or sold                       -                  -                             (368)
Provision for loan losses                                         34,602             24,855                         31,815
Loans charged off                                                (40,829)           (20,982)                       (28,161)
Recoveries on loans previously charged off                         5,508              4,663                          5,489
-----------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                (35,321)           (16,319)                       (22,672)
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                   $   103,556        $   104,036                     $  104,275
===================================================================================================================================

Loans at period-end(1)                                       $ 7,771,716        $ 7,688,712                    $ 7,671,691
Average loans(1)                                               7,746,636          7,570,230                      7,606,163
Nonperforming loans(1)                                            72,052             48,631                         48,475

Allowance for loan losses to total loans(1)                         1.33 %             1.35 %                         1.36 %
Net charge-offs to average loans                                    0.61               0.29                           0.30
Allowance for loan losses to nonperforming loans(1)                 1.44 x             2.14 x                         2.15 x
===================================================================================================================================

    (1) All periods presented exclude the nonperforming loans transferred to held for sale in fourth quarter 2000.



TABLE 5
-----------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                       September 30,                           December 31,
                                                             ----------------------------------------------------------------------
(Dollars in thousands)                                           2001                 2000                         2000
-----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans(1)                                       $    72,052        $    48,631                     $   48,475
Foreclosed property                                               12,945              6,000                          5,897
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                   $    84,997        $    54,631                     $   54,372
===================================================================================================================================

Nonperforming assets (NPA's) to:(1)
    Loans and foreclosed property                                   1.09 %             0.71 %                         0.71 %
    Total assets                                                    0.61               0.48                           0.47
===================================================================================================================================

Accruing loans past due ninety days or greater               $    10,624        $     9,902                     $   12,338
===================================================================================================================================

    (1) All periods presented exclude the nonperforming loans transferred to held for sale in fourth quarter 2000.

TABLE 6
-------------------------------------------------------------------------------
CAPITAL RATIOS

                           Tier I Capital    Total Capital     Tier I Leverage
                           --------------    -------------     ---------------

September 30, 2001                10.3 %            16.6 %               7.7 %
December 31, 2000                 10.4              12.7                 8.1
September 30, 2000                10.2              12.5                 8.2
Minimum requirement                4.0               8.0                 4.0



TABLE 7
-------------------------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap and cap agreements at September 30, 2001 are summarized below:


                                                             Weighted Average Rate    Weighted Avg.
                                                              During the Quarter       Remaining      Estimated     Estimated
                                               Notional    ------------------------   Contractual     Fair Value    Fair Value
(Dollars in thousands)                          Amount       Received        Paid     Term (Years)     Assets       Liabilities
----------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS

Corporation pays fixed/receives floating     $    150,605      3.57%         5.68%        6.3         $    -          $  8,345
Corporation pays variable/receives fixed           60,810      3.76%         6.87%       16.3           5,239               -
                                              ------------------------------------------------------------------------------------
   Total interest rate swaps                 $    211,415                                             $ 5,239          $ 8,345
                                             =====================================================================================



     Other derivative financial instruments at September 30, 2001 are summarized below:

                                                                    Fair
                                                                   Value
                                               Notional            Assets
(Dollars in thousands)                          Amount         (Liabilities)
-------------------------------------------------------------------------------

FOREIGN EXCHANGE CONTRACTS
  commitments to sell                        $   3,201         $     (97)
  commitments to purchase                        3,196               111

FORWARD CONTRACTS
  commitments to sell                          118,000            (1,216)
  loan commitments                             134,725             1,149
                                             ---------         ----------

          Total forward contracts - assets                    $    1,260
                                                              ==========
          Total forward contracts - liabilities               $   (1,313)
                                                              ==========


OTHER
Warrants                                          N/A         $      910
                                                              ==========


TABLE 8
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

It is generally not appropriate to combine pre and post "push down" periods;
however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through September 30, 2001 with those of the Predecessor for the January 1, 2001 through June 5, 2001.

                                                     Nine months ended                              Three months ended
                                               September 30, 2001 and 2000                      September 30, 2001 and 2000
                                        -------------------------------------------------------------------------------------------
                                                                    Variance                                     Variance
                                             Income/            Attributable to             Income/           Attributable to
                                             Expense            ---------------             Expense           ---------------
(Dollars in thousands)                       Variance       Volume            Rate          Variance      Volume            Rate
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                     $  (54,767)    $  12,280       $ (67,047)       $ (42,410)     $ 2,487        $ (44,897)
Taxable securities                            24,339        24,155             184            7,207       11,680           (4,473)
Tax-exempt securities                         (1,610)       (1,223)           (387)            (334)          10             (344)
Short-term investments                        (1,643)       (1,253)           (390)            (417)        (147)            (270)
Mortgage loans held for sale                   4,090         4,602            (512)           2,108        2,282             (174)
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                    (29,591)       38,561         (68,152)         (33,846)      16,312          (50,158)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                               49           919            (870)            (775)         492           (1,267)
  Money market                               (10,686)        3,952         (14,638)          (6,420)       2,153           (8,573)
  Savings                                       (878)         (419)           (459)            (183)         (76)            (107)
  Time                                        (31,771)     (16,430)        (15,341)         (23,777)      (7,550)         (16,227)
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           (43,286)     (11,978)        (31,308)         (31,155)       (4,981)        (26,174)
Borrowed funds                                 (6,316)      16,568         (22,884)          (8,382)        4,959         (13,341)
Long-term debt                                  8,068       18,502         (10,434)           2,285         9,083          (6,798)
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                    (41,534)      23,092         (64,626)         (37,252)        9,061         (46,313)
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                   $    11,943     $ 15,469       $  (3,526)       $   3,406       $ 7,251       $  (3,845)
===================================================================================================================================


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

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        RBC CENTURA BANKS, INC.
                                        -----------------------
                                        Registrant


Date: November 14, 2001                 By: /s/ Charles A. Caswell
                                            ----------------------
                                            Charles A. Caswell
                                            Chief Financial Officer

                             RBC CENTURA BANKS, INC.

                                  EXHIBIT INDEX



Exhibit
Number                                 Description of Exhibit
-----------------------------------------------------------------------------
           None