Form 10-K
period 2001-12-31
RBC CENTURA BANKS INC
filed 2002-03-28
CIK 861461

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       For the transition period from ______________ to ________________

                        Commission File Number: 1-10646

                               -----------------

                            RBC CENTURA BANKS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                North Carolina                         56-1688522
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)            Identification No.)

             1417 Centura Highway,                       27804
          Rocky Mount, North Carolina                  (Zip Code)
    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (252) 454-4400

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value

                               -----------------

   Indicate by check mark whether RBC Centura (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that RBC Centura was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of RBC Centura's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2002, there were 2,166,517,536 shares outstanding of RBC Centura's common stock, no par value. Royal Bank of Canada owns one hundred percent of RBC Centura's common stock.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Report with the reduced disclosure format.

================================================================================

                                CROSS REFERENCE

                                                                                                       Page
                                                                                                       ----

PART I   Item 1  Business.............................................................................   4

         Item 2  Properties...........................................................................  12

         Item 3  Legal Proceedings....................................................................  12

         Item 4  Submission of Matters to a Vote of Shareholders......................................  12

PART II  Item 5  Market for RBC Centura's Common Equity and Related Shareholder Matters...............  13

         Item 6  Selected Financial Data..............................................................  13

         Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations  13

         Item 7A Quantitative and Qualitative Disclosures About Market Risk...........................  29

         Item 8  Financial Statements and Supplementary Data..........................................  29

         Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  65

PART III Item 10 Directors and Executive Officers of RBC Centura......................................  66

         Item 11 Executive Compensation...............................................................  66

         Item 12 Security Ownership of Certain Beneficial Owners and Management.......................  66

         Item 13 Certain Relationships and Related Transactions.......................................  66

PART IV  Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  67

   Information contained in or otherwise accessible through the websites mentioned in this report does not form a part of this report. All references in this report to web sites are inactive textual references and are for your information reference only.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   A number of statements in this Form 10-K concerning RBC Centura Banks, Inc. ("RBC Centura" or the "Company") and its three principal, wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 31, 2001, the "Bank"), Centura Capital Trust I ("CCT1") and Triangle Capital Trust ("TCT"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. ("Predecessor") by Royal Bank of Canada ("Royal Bank"); and (x) other risks and factors identified in Predecessor's and RBC Centura's other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

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

                                    PART I

Item 1.  Business

   The information below in response to Item 1 is provided pursuant to General Instruction I. (2) (d) of Form 10-K, which permits the omission of the information required by such item so long as a brief description of the business such as that set forth below is provided.

Registrant

   As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, a Canadian chartered bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Predecessor's outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,166,517,536 shares of common stock currently outstanding, all of which are owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura, meaning that the equity basis for RBC Centura became the transaction value of approximately $2.2 billion. See
Note 3 of the Notes to Consolidated Financial Statements for additional information regarding this business combination.

   RBC Centura is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") and operating under the Bank Holding Company Act of 1956, as amended ("BHC Act"). RBC Centura has three principal wholly-owned subsidiaries, RBC Centura Bank (the "Bank"), Centura Capital Trust I ("CCTI") and Triangle Capital Trust ("TCT"). RBC Centura provides services and assistance to its wholly-owned subsidiaries and the Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, RBC Centura receives income and dividends from the Bank, where most of RBC Centura's operations take place. The majority of RBC Centura's executive officers, who are also officers of the Bank, receive their entire salaries from RBC Centura. At December 31, 2001, RBC Centura had total consolidated assets of $13.9 billion.

   The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2001, the Bank had 3,200 full-time and 279 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

   CCTI and TCT are statutory business trusts established to facilitate the issuance of trust preferred capital securities, a component of long-term debt.

   During the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications to the Federal Reserve and other applicable regulatory authorities to acquire Prism Mortgage Company ("Prism"), RBC Trade Finance
(USA), Inc. ("TFI") and Security First Network Bank ("SFNB"), three indirect, wholly-owned subsidiaries of Royal Bank. Prism is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing residential construction real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. SFNB is a federal savings bank with assets of approximately $102 million at December 31, 2001. Management expects to complete these acquisitions by the end of the third quarter of 2002.

   RBC Centura serves as the focal point for Royal Bank's personal and commercial banking businesses in the United States. In doing so, RBC Centura's mission is to be the primary provider of financial services to each of our customers. To achieve our mission, RBC Centura provides a full range of personal and commercial banking products and services, investment services and certain insurance products. These products and services are delivered through our customers' channel of preference. At December 31, 2001, RBC Centura served its customers through 239 retail locations, and through

254 automated teller machines ("ATMs") located throughout North Carolina, South Carolina, and Virginia. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at centura.com.

   To support its efforts to achieve its mission, RBC Centura concentrates on expanding its customer knowledge through the use of a customer database that combines financial, demographic, and behavioral data, while preserving client privacy. This information supports decision making about services offered, delivery channels, locations, staffing, and marketing. Management anticipates it will continue to use this information along with other tools to improve sales effectiveness, encourage cross-sell opportunities, and to refine product and service offerings and related delivery systems.

Segment Information

   RBC Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through RBC Centura's 239 banking centers and are also offered through the RBC Centura Highway. Treasury is responsible for RBC Centura's asset/liability management including managing RBC Centura's investment portfolio.

   Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing division, RBC Centura Securities, Inc., and insurance products. RBC Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. RBC Centura's leasing division offers equipment leasing products while RBC Centura Securities, Inc. offers a competitive line of brokerage services. RBC Centura divested its personal and commercial insurance business lines in 2001 and now offers credit related and life insurance products, primarily through affiliates. The 49 percent equity interest in First Greensboro Home Equity ("FGHE"), a mortgage and finance company, was also included in "other" until the interest was divested in the third quarter of 2001. See Note 21 of the Notes to Consolidated Financial Statements for a description of the divestiture of this interest and the resulting impact upon RBC Centura.

Competition

   The financial services industry is highly competitive. RBC Centura, through the Bank and its subsidiaries, competes for all types of loans, deposits, and financial services with other bank and non-bank institutions. Since the amount of money a state bank such as the Bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of a Bank's shareholder's equity, competitors larger than RBC Centura will have higher lending limits than does the Bank.

   RBC Centura also competes with out-of-state banks and bank holding companies serving North Carolina, various savings and loan associations, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, RBC Centura competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products.

Supervision and Regulation

   The following discussion is a brief description of certain laws that relate to the regulation and supervision of RBC Centura and its banking and non-banking subsidiaries. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

  General

   RBC Centura is a bank holding company. As such, RBC Centura and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act of 1956 ("BHC Act") and various regulations promulgated by the Federal Reserve Board. RBC Centura Bank is a North Carolina state chartered banking corporation and a Federal Reserve System member bank, with deposits insured by the FDIC's insurance funds: the Bank Insurance Fund and Savings Association Insurance Fund. The Bank is subject to extensive state and federal regulation and examination by the office of the North Carolina Commissioner of Banks (the "NC Commissioner") under the direction and supervision of the North Carolina State Banking Commission (the "NC Banking Commission"), by the Federal Reserve Board, as its primary federal regulator, and by the FDIC, which insures its deposits to the maximum extent permitted by law.

   As a general rule the federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, dealings with officers, directors and affiliates, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate capital and loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NC Banking Commission, the Federal Reserve Board, the FDIC or the United States Congress, could have a material impact on RBC Centura, the Bank and their operations.

   The following discussion summarizes part of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to RBC Centura.

  Regulation of Bank Holding Companies

   Bank holding companies are required to obtain the prior approval of the Federal Reserve Board before they may:

  . Acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or bank holding company;

  . Acquire all or substantially all of the assets of any bank or bank holding company; or

  .  Merge or consolidate with any other bank holding company.

   The Federal Reserve Board is required to consider the effect on competition of an acquisition and the financial and managerial resources and future prospects of the bank holding companies and banks concerned, as well as the convenience and needs of the community to be served.

   In addition, the BHC Act prohibits a bank holding company that has not declared its intent to become a "financial holding company" or does not qualify as a "financial holding company" under the Gramm-Leach-Bliley Act ("GLBA"), as more fully discussed below, from:

  . Engaging in activities other than banking and managing or controlling banks; and

  . Acquiring or retaining direct or indirect control of more than 5 percent of the voting shares of any company engaged in any activities other than those activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   Despite prior approval, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such activity.

   As a bank holding company, RBC Centura is subject to these regulations of the Federal Reserve Board.

   Under the Federal Deposit Insurance Act ("FDIA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. As of December 31, 2001, the Bank was subject to this cross-guaranty liability with respect to SFNB, a federal savings bank subsidiary of Royal Bank, the common parent company of RBC Centura, the Bank and SFNB. The Bank plans to merge SFNB into itself by the third quarter of 2002.

  Interstate Banking

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state, generally without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation that expressly prohibits interstate bank mergers.

  Financial Services Modernization Legislation

   The GLBA, which was enacted in November 1999 and most provisions of which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible or subject to regulatory limitations for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; and merchant banking activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

   RBC Centura has not yet elected to become a financial holding company. RBC Centura believes that the GLBA will not have a material adverse effect on its operations in the near term. RBC Centura was acquired on June 5, 2001 by Royal Bank. Royal Bank is a financial holding company and does conduct many of the activities permissible for financial holding companies in affiliates of RBC Centura. For Royal Bank to maintain its status as a financial holding company, the Bank will have to maintain its well-capitalized status, as described below.

  Capital Adequacy

   RBC Centura is required to comply with the minimum capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

   The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights based on relative risks. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is known as "Tier 1 capital". The minimum guideline for the ratio of tier 1 capital to total risk-weighted assets is 4.0 percent. The remainder, "tier 2 capital," may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations. At December 31, 2001 RBC Centura was in compliance with the total capital ratio and the tier 1 capital ratio requirements. Note 20 of the Notes to Consolidated Financial Statements presents RBC Centura's capital ratios.

   The leverage ratio guidelines provide for a 3.0 percent minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets ("tier 1 leverage ratio") for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a minimum tier 1 leverage ratio of 4.0 percent. RBC Centura was in compliance with the minimum tier 1 leverage ratio requirement as of December 31, 2001.

   The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Reserve Board. These requirements are similar to those adopted by the Federal Reserve Board for bank holding companies as discussed above. The Bank was in compliance with these minimum capital requirements as of December 31, 2001 and the Bank's capital ratios are also presented in Note 20 of the Notes to Consolidated Financial Statements.

   A bank that fails to meet its capital guidelines may be subject to a variety of enforcement remedies and certain other restrictions on its business. Remedies could include the issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits.

   In January, the federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of RBC Centura's Tier 1 capital. RBC Centura does not expect the rule will have a material effect on the capital requirements or strategic plans of RBC Centura or the Bank.

   The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 Capital Accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 Capital Accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, RBC Centura expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. RBC Centura cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to RBC Centura and the Bank, as well as Royal Bank.

  Support of Subsidiary Bank

   Under Federal Reserve Board policy, RBC Centura and Royal Bank, as bank holding companies, are expected to act as sources of financial strength for, and commit their resources to support, the Bank. This support may be required at times when RBC Centura or Royal Bank may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

  Payment of Dividends

   RBC Centura is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow for RBC Centura are dividends from its subsidiary depository institution, the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to RBC Centura.

   As to the payment of dividends, the Bank is subject to the laws and regulations of the State of North Carolina, and to the regulations of the Federal Reserve Board as the Bank's primary federal regulator. If the Federal Reserve Board determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In furtherance of these policy statements, the Bank, as a member of the Federal Reserve System, must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years.

   The banking law of North Carolina (the "NC Banking Law") further provides that, for a state chartered bank having a capital stock of $15,000 or more, when its surplus is less than 50% of its paid-in capital stock, the bank shall not declare any dividend until it has transferred from undivided profits to surplus 25% of the undivided profits, or any lesser percentage that may be required to restore the surplus to an amount equal to 50% of the paid-in capital stock. Under the North Carolina Business Corporation Act state chartered banks are prohibited from making dividends if after the distribution the bank would not be able to pay its debts as they become due in the usual course of business, or the bank's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

   At December 31, 2001, under dividend restrictions imposed by federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to RBC Centura of approximately $30.9 million.

   The payment of dividends by RBC Centura and its bank subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital.

  Well Capitalized

   FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

   The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio, each as described above. Under the regulations, a bank will be:

  . "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

  . "adequately capitalized" if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized";

  . "undercapitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

  . "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; or

  . "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

   An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

   "Undercapitalized" depository institutions are subject to growth limitations and restrictions on borrowing from the Federal Reserve System and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized" and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

   "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

   "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

   At December 31, 2001, RBC Centura and the Bank were well capitalized.

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

   Under the final risk-based assessment system there are nine assessment risk classifications (i.e., 3 supervisory subgroups within each capital group) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points per $100.00 of deposits. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank. The assessment rates may be different for deposits insured under the BIF and deposits insured under the SAIF. At December 31, 2001, the Bank had a BIF deposit assessment base of approximately $5.1 billion and a SAIF deposit assessment base of approximately $2.2 billion.

   New legislation and regulatory initiatives may be introduced as early as the second half of 2002, which may impact premium deposit insurance, even for well capitalized and well managed banks. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which RBC Centura is in a position to predict at this time.

   The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance. The current FICO annual assessment rate is 1.76 cents per $100 of deposits.

   Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management of RBC Centura and the Bank do not know of any practice, condition, or violation that might lead to termination of deposit insurance.

  Transactions with Related Parties

   Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. For the Bank, this applies to transactions with both RBC Centura and Royal Bank and each of their respective direct or indirect subsidiaries. Transactions covered by the federal laws between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of the bank subsidiary's capital and surplus. Further, loans and extensions of credit by the subsidiary bank generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

  North Carolina Banking Law

   In addition to provisions previously discussed herein, the NC Banking Law also contains detailed provisions governing the organization, establishment and location of branches, deposit insurance requirements, power and duties of banks, limitations on loans, investment operations, officers and directors and transactions therewith, business combinations and change of control, as well as other aspects of the Bank and its affairs. The NC Banking Law delegates extensive rule-making power and administrative discretion to the NC Banking Commissioner and the NC Banking Commission so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in deposit and lending practices.

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

   The NC Banking Law also provides that a bank may invest, in the aggregate, subject to the approval of the NC Banking Commissioner, up to 75% of its unimpaired capital fund in the stock or assets of other corporations, firms, partnerships, or companies.

  Other State and Federal Regulations

   RBC Centura is subject to extensive federal consumer privacy legislation and regulations. The applicable legislative and regulatory requirements include, among other things, full disclosure of RBC Centura's privacy policy to consumers, and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to unaffiliated third parties. In addition, the applicable federal statute and regulations permit the states to adopt more extensive privacy protections through legislation or regulation. Numerous other federal and state laws also affect RBC Centura's earnings and activities including federal and state insurance, securities and consumer protection laws. Legislation may be enacted or regulation imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on RBC Centura's operations or adversely affect its earnings.

   On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including RBC Centura's bank and broker-dealer subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. RBC Centura's bank and broker-dealer subsidiaries are in the process of augmenting their systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although we cannot predict when and in what form these regulations will be adopted, we believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to us.

  Canadian Supervision and Regulation of Royal Bank

   Royal Bank is a federally regulated financial institution governed by the Bank Act (Canada). The Superintendent of Financial Institutions (Canada) is responsible to the Minister of Finance (Canada) for the supervision of Royal Bank and its Canadian loan and trust company and insurance subsidiaries. Activities in which RBC Centura, the Bank and their subsidiaries engage and investments by RBC Centura, the Bank and their subsidiaries can affect compliance by Royal Bank with requirements of the Bank Act (Canada).

Item 2.  Properties

   The information below in response to Item 2 of Form 10-K is provided pursuant to General Instruction I. (2) (d) of Form 10-K, which permits the omission of the information required by such item so long as a brief description of the material properties such as that set forth below is provided.

   The main executive offices of RBC Centura and the Bank are located at 1417 Centura Highway, Rocky Mount, Nash County, North Carolina. The Bank operates 239 banking centers, of which 210 are located in North Carolina. The Bank also operates 9 banking centers in South Carolina and 20 in the Hampton Roads region of Virginia.

Item 3.  Legal Proceedings

   All claims against the Bank in an action filed in 1999 by Ingeborg Staton, Mercedes Staton and trusts created by Ingeborg Staton and Mercedes Staton were dismissed in March 2001. All claims against the Bank in two related actions filed in 1996 by Philip A.R. Staton, Ingeborg Staton, Mercedes Staton, and trusts created by Ingeborg Staton and Mercedes Staton were settled in April 2001 for an aggregate amount that Predecessor and the Bank consider immaterial to their financial condition. In the aggregate, Predecessor recorded $19.1 million in litigation provisions for the period ended June 5, 2001 for the settled cases and certain other legal proceedings.

   In addition, various other legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Item 4.  Submission of Matters to a Vote of Shareholders

   Omitted Pursuant to General Instruction I. (2) (c) of Form 10-K.

                                    PART II

Item 5.  Market for RBC Centura's Common Equity and Related Shareholder Matters

   See pages 8-9, 25, 54-55, and 63 of the Form 10-K for information regarding the market for RBC Centura's common equity and related shareholder matters.

   There is no established trading market for the common stock of RBC Centura. All of the outstanding common stock of RBC Centura is owned by Royal Bank. Prior to being acquired, Predecessor paid quarterly dividends. Although RBC Centura has not paid any dividends to Royal Bank during 2001, under certain conditions, RBC Centura may pay dividends to Royal Bank in future periods. For a discussion of restrictions on RBC Centura's ability to pay dividends, please see "Item 1--Business-- Supervision and Regulation--Payment of Dividends", beginning on page 8.

Item 6.  Selected Financial Data

   The information called for by Item 6 has been omitted pursuant to General Instruction I. (2) (a) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information below in response to Item 7 of Form 10-K is provided pursuant to General Instruction I. (2) (a) of Form 10-K, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

   The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 29-65 and the supplemental financial data appearing throughout this report. RBC Centura is a bank holding company operating primarily in North Carolina, South Carolina, and Virginia. Note 1 of the Notes to Consolidated Financial Statements discusses its principal, wholly-owned subsidiaries, the Bank, CCTI and TCT.

   There have been no changes in accounting principles, practices or methods of application during 2001 that would have a material impact on RBC Centura's results of operations. See Note 1 of the Notes to Consolidated Financial Statements for a description of RBC Centura's significant accounting policies.

   Percentage and variance calculations contained herein have been calculated based upon actual, not rounded, results.

                              SEGMENT INFORMATION

   RBC Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. RBC Centura offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through RBC Centura's 239 banking centers and are also offered through the RBC Centura Highway. Treasury is responsible for RBC Centura's asset/liability management activities including managing RBC Centura's investment portfolio.

   Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing division, RBC Centura Securities, Inc., and insurance products. RBC Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. RBC Centura's leasing division offers equipment leasing products while RBC Centura Securities, Inc. offers a competitive line of brokerage services. RBC Centura divested its personal and commercial insurance business lines in 2001 and now offers credit related and life insurance products, primarily through affiliates. The 49 percent equity interest in FGHE was also included in "other" until the interest was divested in the third quarter of 2001. See Note 21 of the Notes to Consolidated Financial Statements for a description of the divestiture of this interest and the resulting impact upon RBC Centura.

                                    SUMMARY

   As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Predecessor's outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,166,517,536 shares of common stock currently outstanding, all of which are owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura's tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, and discounts of $32.3 million and $5.5 million on deposits and long-term debt, respectively, which are appropriately being amortized over the average life of the respective instruments.

   In connection with the acquisition, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill was assigned a life of 20 years while the core deposit intangible is being amortized over a 10 year life. Under new accounting guidance discussed in Note 1 of the Notes to Consolidated Financial Statements, goodwill is considered to have an infinite life and will no longer be amortized beginning in January of 2002, but rather will be subject to impairment evaluation at least annually. In connection with the transaction, RBC Centura incurred merger-related and other significant charges of $91.5 million, before tax. These merger-related charges include termination of employment contracts, change of control payments, costs of the transaction including legal, accounting, and investment banking fees, cash settlement of the Predecessor's outstanding stock options, and certain other expenses. Also included is a $1.9 million pension plan curtailment loss resulting from the Predecessor discontinuing accruing benefits under its pension plans for all participants except for certain groups of employees. See
Note 3 of the Notes to Consolidated Financial Statements for additional details of amounts accrued, amounts utilized, and the remaining merger accrual balance.

   For the year ended December 31, 2001, RBC Centura reported net income of $86.2 million, excluding the after-tax loss on an equity investment of $26.7 million, and merger-related charge and other significant charges of $74.4 million, after-tax, incurred mainly as a result of the acquisition by Royal Bank. Net income for the year ended December 31, 2000 was $134.6 million, excluding $35.8 million of after-tax, merger-related and other significant charges, the majority of which were associated with the acquisition of Triangle Bancorp, Inc. ("Triangle"). Included in merger-related and other significant charges during 2000 were $1.7 million of fixed asset write-offs resulting from the Hannaford in-store closings in addition to $22.1 million in pre-tax losses on securities sales incurred as a result of restructuring Triangle's investment portfolio. See Table 1 for a combining schedule of the results of operations for 2001. It is generally not appropriate to combine pre and post "push down" periods; however, for purposes of comparison only, the following table combines RBC Centura's results of operations from June 6, 2001 through December 31, 2001 with those of Predecessor for the period January 1, 2001 through June 5, 2001. The combined results will generally serve as comparable amounts to the year ended December 31, 2000 and will be utilized for purposes of providing discussion and analysis of results of operations.

                                    TABLE 1

           Combining Schedule For Results Of Operations (thousands)

                                                    RBC Centura  Predecessor    Combined   Predecessor
                                                    ------------ ------------ ------------ ------------
                                                    June 6, 2001
                                                      through     January 1,   Year ended   Year ended
                                                    December 31, 2001 through December 31, December 31,
                                                        2001     June 5, 2001     2001         2000
                                                    ------------ ------------ ------------ ------------
Net interest income................................   $253,144     $181,767     $434,911     $420,078
Provision for loan losses..........................     24,382       25,420       49,802       31,815
                                                      --------     --------     --------     --------
Net interest income after provision for loan losses    228,762      156,347      385,109      388,263
Noninterest income.................................     96,858       72,086      168,944      182,579
Securities gains (losses), net.....................      8,003       27,454       35,457      (36,859)
Loss on equity investment..........................         --       42,203       42,203           --
Merger-related and other significant charges.......         --       91,502       91,502       28,516
Noninterest expense................................    263,755      172,929      436,684      350,616
                                                      --------     --------     --------     --------
Income (loss) before income taxes..................     69,868      (50,747)      19,121      154,851
Income tax expense.................................     33,633          435       34,068       56,096
                                                      --------     --------     --------     --------
Net income (loss)..................................   $ 36,235     $(51,182)    $(14,947)    $ 98,755
                                                      --------     --------     --------     --------

   Other items of significance occurring as of and for the year ended December 31, 2001 are highlighted below:

  . During the second quarter of 2001, Predecessor reevaluated its participation in making consumer mortgages to individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in FGHE and a wholly-owned subsidiary, NCS Mortgage Lending Company ("NCS"), that were primarily engaged in the business of originating mortgage loans to consumers with less than prime-rated credit profiles. As a result of this assessment, the investment in FGHE was sold and the operations of NCS were divested. Predecessor recognized a charge to earnings of $42.2 million, pre-tax, upon determining that the cash flows to be received from FGHE in the future were inadequate for the full recovery of its investment. A charge of $1.9 million for the actions involved in terminating the activities of NCS was included in the merger-related and other significant charges total of $91.5 million. See
     Note 21 of the Notes to Consolidated Financial Statements for further discussion.

  . During the second quarter of 2001, Predecessor performed a restructuring of its investment portfolio in order to mitigate the risk of declining interest rates, resulting in $26.8 million in net securities gains.

  . Total loans displayed little change and were $7.7 billion at both December 31, 2000 and December 31, 2001. Total deposits decreased in the current year from $7.7 billion at December 31, 2000 to $7.4 billion at December 31, 2001.

  . As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which are being amortized over the average life of the respective instruments. The amortization of the premiums served to reduce interest income, while the accretion of the discounts served to lower interest expense.

  . The allowance for loan losses was $103.4 million at December 31, 2001, representing 1.34 percent of outstanding loans compared to $104.3 million, or 1.36 percent of outstanding loans at year-end 2000. Net charge-offs amounted to $50.1 million or 0.65 percent of average loans for the year ended December 31, 2001, compared with $22.7 million and 0.30 percent, respectively for the year ended December 31, 2000. The large increase in net charge-offs principally occurred in the commercial loan portfolio and in non-strategic lines of business, including leasing and sub-prime lending.

                            INTEREST-EARNING ASSETS

   Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the "Asset Quality and Allowance for Loan Losses," "Market Risk," and "Asset/Liability and Interest Rate Risk Management" sections. During 2001, average interest-earning assets were $11.2 billion compared with $10.3 billion averaged during 2000, an increase of $862.9 million or 8.4 percent. Period-end interest earning assets were $11.7 billion at December 31, 2001, an increase of $1.2 billion from the balance of $10.5 billion at December 31, 2000. As discussed below, most of the growth experienced took place within the investment portfolio.

Loans

   Loans, excluding loans held for sale, represent the largest component of interest-earning assets for RBC Centura and ended the period at $7.7 billion. As a result of the acquisition by Royal Bank and the associated application of purchase accounting, RBC Centura marked the loan portfolio to its fair value, which resulted in a $70.8 million loan premium, $44.8 million of which remained at December 31, 2001. Also included within the loan balance as of December 31, 2001 were loans of approximately $79.3 million acquired from SFNB. See Note 3 of the Notes to Consolidated Financial Statements for a description of the transaction with SFNB. Excluding the premium recorded and loans acquired, loans ended the period at $7.6 billion, a decrease of $75.9 million when compared to the balance as of December 31, 2000.

   Exclusive of the premium recorded in connection with the Royal Bank acquisition, commercial loans (commercial mortgage, commercial, industrial and agricultural, and real estate construction), which represent the largest component of the loan portfolio, decreased by $69.2 million from the December 31, 2000 balance of $5.0 billion. The economic slowdown that occurred during 2001 was a significant contributor to this decrease. Consumer loans, consisting of equity lines, residential mortgages, installment loans, and other credit line loans, increased modestly by $58.1 million, or 2.4 percent, to total $2.6 billion at December 31, 2001 exclusive of the remaining purchase price premium and the $79.3 million in loans acquired from SFNB. The leasing portfolio (excluding the premium recorded) declined $61.5 million driven by the continued decreased emphasis on the product line and normal amortization. See Note 5 of the Notes to Consolidated Financial Statements for a detail of loan portfolio composition. Table 2 also details the breakdown of construction/development and other loans among fixed and floating rate pricing arrangements.

   On average, loans increased $137.8 million or 1.8 percent over 2000, averaging $7.7 billion for 2001. The year-to-year growth was predominantly driven by a $161.2 million increase in commercial loans and a $95.6 million increase in variable consumer loans. These increases were counterbalanced by modest decreases in the remaining components of the loan portfolio.

   For the year ended December 31, 2001, loans generated taxable equivalent interest income, including fee income, of $594.7 million compared with $710.7 million in the prior year. Interest income earned on loans is dependent on interest rates, credit spreads, and product mix. As shown in Table 5, "Net Interest Income and Volume/Rate Variance-Taxable Equivalent Basis," volume increases generated additional interest income on loans of $12.7 million while interest rate decreases resulted in a significant decline of $128.7 million. The average loan yield during 2001 dropped 166 basis points from 2000 to yield
7.68 percent. Amortization of the purchase accounting premium recognized in connection with the Royal Bank acquisition accounted for 37 basis points ($26.0 million) of this drop while the remaining decline was a direct result of the decreasing interest rate environment that prevailed during 2001.

   Inherent in lending is the risk of loss due to the failure of a borrower to repay amounts due. To minimize this risk, approximately 92.2 percent of the commercial loan portfolio outstanding at December 31, 2001 was secured. RBC Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed advance. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses, including in-depth credit memos and ratio analyses. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and non-compliance with terms, conditions, and loan agreements are promptly reported to the credit review area and investigated.

   In connection with commercial lending activities, RBC Centura had $147.1 million of standby letters of credit outstanding at December 31, 2001 compared to $165.0 million at December 31, 2000. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

   The Bank extends credit principally to customers in its market areas of North Carolina, South Carolina, and the Hampton Roads region of Virginia. RBC Centura utilizes a standard credit scoring system to assess borrower risk when extending credit on consumer loans. Although not a significant part of RBC Centura's lending activities, foreign credit is extended on a case-by-case basis and is subject to the same credit and approval process as other commercial loans including an assessment of country risk. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.

   Loans and other assets which were not performing in accordance with their original terms and past due loans are discussed under the section "Asset Quality and Allowance for Loan Losses."

                                    TABLE 2

                      Maturity Schedule Of Selected Loans

                                                         As of December 31, 2001
                                                -----------------------------------------
                                                One Year One Through Over Five
                                                or Less  Five Years    Years     Total
                                                -------- ----------- --------- ----------
                                                               (thousands)
Commercial, financial, and agricultural:
   Fixed interest rates........................ $170,116 $  420,900  $ 92,459  $  683,475
   Floating interest rates.....................  803,096    622,283   100,624   1,526,003
                                                -------- ----------  --------  ----------
       Total................................... $973,212 $1,043,183  $193,083  $2,209,478
                                                ======== ==========  ========  ==========
Real estate--construction and land development:
   Fixed interest rates........................ $ 41,855 $   32,065  $ 16,258  $   90,178
   Floating interest rates.....................  696,568    266,430    12,803     975,801
                                                -------- ----------  --------  ----------
       Total................................... $738,423 $  298,495  $ 29,061  $1,065,979
                                                ======== ==========  ========  ==========

Investment Securities

   The investment portfolio, comprised primarily of mortgage-backed securities, agencies and treasuries, ended 2001 at $3.8 billion, an increase of $1.1 billion as compared with the 2000 year-end balance of $2.7 billion. For 2001, the investment portfolio averaged $3.3 billion compared with an average of $2.6 billion during 2000. The investment portfolio growth provided an additional means of leveraging capital while experiencing modest loan growth.

   The investment portfolio consists primarily of securities for which an active market exists. RBC Centura's policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade, fixed income securities. At the end of 2001, substantially all securities in RBC Centura's investment portfolio consisted of these types of securities. Refer to Note 4 of the Notes to Consolidated Financial Statements for a summary of investment securities. The effective duration of the investment portfolio was 2.8 years at December 31, 2001 and 2000. Table 3 summarizes the investment portfolio by contractual maturity date with original contractual lives that range from one day to 33 years. Mortgage-backed and asset-backed securities, by nature, typically have lives that are shorter than their contractual life due to volatility in the monthly returns of principal.

                                    TABLE 3

                 Investment Securities-Maturity/Yield Schedule

                                               Remaining Maturities as of December 31, 2001
                             -------------------------------------------------------------------------------
                             1 Year or Less   1 to 5 Years    6 to 10 Years   Over 10 Years     No Maturity        Total
                             --------------  --------------  --------------  ---------------  --------------  ---------------
                             Amortized       Amortized       Amortized       Amortized        Amortized       Amortized
                               Cost    Yield   Cost    Yield   Cost    Yield   Cost     Yield   Cost    Yield   Cost     Yield
                             --------- ----- --------- ----- --------- ----- ---------- ----- --------- ----- ---------- -----
                                                                  (dollars in thousands)
Available For Sale:
U.S. Treasury............... $ 81,573  4.97% $     --   -- % $     --   -- % $       --  -- % $     --   -- % $   81,573 4.97%
U.S. government agencies and
 corporations...............    4,320  6.09   883,164  6.18        --    --          --   --        --    --     887,484 6.18
State and municipal.........    1,481  4.67     6,912  5.40    15,798  4.57      11,178 4.05        --    --      35,369 4.57
Mortgage-backed and asset-
 backed securities..........       --    --    20,906  6.73   112,357  6.34   2,120,030 6.27        --    --   2,253,293 6.28
Common stock................       --    --        --    --        --    --          --   --   139,606  6.05     139,606 6.05
Other securities............   49,349  1.74    50,004  5.71    43,282  7.22     198,140 6.19        --    --     340,775 5.60
                             --------        --------        --------        ----------       --------        ----------
Total available for sale.... $136,723  3.83  $960,986  6.16  $171,437  6.40  $2,329,348 6.26  $139,606  6.05  $3,738,100 6.14
                             ========        ========        ========        ==========       ========        ==========

--------
Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35.0% and 6.9% for federal and state purposes, respectively.

   The classification of securities as held to maturity ("HTM") or available for sale ("AFS") is determined at the time of purchase. RBC Centura currently classifies all of its investment purchases as available for sale. This is consistent with RBC Centura's investment philosophy of maintaining flexibility to manage the securities portfolio. In connection with the acquisition of RBC Centura by Royal Bank approximately $44 million of investment securities were transferred from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

   The AFS portfolio is used as a part of RBC Centura's liquidity and asset/liability management strategy and securities in it may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and also to provide bank liquidity. At June 5, 2001 all unrealized gains and losses were transferred to the related securities' basis in accordance with purchase accounting. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At December 31, 2001, AFS investments had a market value of $3.8 billion, up $1.1 billion compared to December 31, 2000. Included in the market value of the AFS portfolio as of December 31, 2001 were net unrealized gains of $48.6 million, $29.8 million net of tax, compared with net unrealized gains of $32.5 million, $18.9 million net of tax as of December 31, 2000. The increase in unrealized gains was principally the result of a declining interest rate environment. The year-to-year increase would have been larger had RBC Centura not engaged in multiple portfolio restructurings during 2000 and 2001 as described in the Noninterest Income and Expense section.

   Taxable equivalent interest income on investment securities was $212.4 million for 2001, up $27.7 million from the $184.6 million earned in 2000. Changes in interest rates, product mix, and credit spreads decreased interest income by $9.7 million while volume variances caused an increase of $37.4 million. The average yield on investments was 6.56 percent in 2001 versus 6.92 percent in 2000. The combination of declining interest rates and the portfolio restructurings mentioned above contributed to the 36 basis points decrease in the investment yield. For additional information see Table 4, "Net Interest Income Analysis--Taxable Equivalent Basis" and Table 5, "Net Interest Income and Volume/Rate Variance--Taxable Equivalent Basis."

                                FUNDING SOURCES

   Total funding includes deposits, short-term borrowings, and long-term debt and averaged $10.9 billion during 2001, up $664.2 million or 6.5 percent from the $10.3 billion average during 2000. The cost of interest bearing liabilities for 2001 was 3.82 percent compared with 5.19 percent during 2000. The 137 basis point drop was predominantly due to the decreasing interest rate environment, but also reflects a 25 basis point decrease resulting from the accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank.

Deposits

   Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CDs") and transaction accounts, ended the period at $7.4 billion, down $324.1 million from the December 31, 2000 balance of $7.7 billion. The outstanding balance of the discount recorded as a result of the acquisition by Royal Bank was $9.7 million at December 31, 2001. Excluding this discount, deposits would have decreased $333.8 million, primarily within the CD portfolio. This decline in CDs was principally attributable to the attrition of single-service CD accounts, acquired in the merger with Triangle, with which RBC Centura was unable to establish multiple service relationships. This decline was partially mitigated by an overall increase of $336.0 million in savings, money market, and interest checking accounts.

   Total deposits averaged $7.4 billion during 2001, which was a $292.6 million decrease from the 2000 average balance of $7.7 billion. Interest expense on deposits decreased $88.0 million to total $223.3 million for 2001 when compared with the $311.3 million in interest expense recognized during 2000. As shown in Table 4, "Net Interest Income Analysis --Taxable Equivalent Basis," the cost of interest-bearing deposits decreased 119 basis points from 2000 to yield 3.56 percent during 2001. The decrease in deposit interest expense was driven primarily by changes in the portfolio mix and the interest rate environment, decreasing interest expense from 2000 by $68.9 million. Volume changes also served to decrease interest expense, contributing $19.1 million to the overall reduction. In addition to volume and rate effects, an additional factor generating the decreasing yield was the accretion of the deposit discount recorded in the acquisition by Royal Bank. The accretion of this purchase accounting discount resulted in a 37 basis point ($22.6 million) decrease in the cost of interest bearing deposits from 2000 to 2001. Management anticipates that the discount accretion will decrease the 2002 cost of interest bearing deposits by only 15 basis points as the discount will be fully accreted by the end of the first quarter of 2002.

Other Funding Sources

   Management utilizes short-term borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes. Short-term borrowed funds were $1.8 billion at December 31, 2001 and averaged $1.9 billion for the year. For comparison, short-term borrowed funds at December 31, 2000 were $1.6 billion and also averaged $1.6 billion during the year. Short-term borrowed funds represented 17.5 percent of RBC Centura's total average funding sources for 2001 compared with 15.4 percent during 2000. The growth in average short-term borrowings principally stemmed from the growth in interest-earning assets and the overall decline in deposits. The average interest rate paid on short-term borrowed funds decreased by 226 basis points from the 6.11 percent paid in 2000. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001. Interest expense on short-term borrowed funds decreased by $23.1 million between periods, as the effect of lower interest rates decreased expense by $40.7 million, counterbalancing the increase of $17.7 million caused by increasing volume.

   Long-term debt consists predominantly of Federal Home Loan Bank ("FHLB") advances, subordinated notes and capital securities and ended the period at $2.1 billion compared to $1.1 billion as of December 31, 2000. The increase was a result of additional FHLB borrowings and the issuance by RBC Centura to an affiliate of $500 million of LIBOR based 5-year subordinated debt. Long-term debt averaged $1.6 billion during 2001 compared with $1.0 billion during the year earlier period. In addition to the new funding received from an affiliate, a substantial contributor to the increasing average long-term debt balance was FHLB borrowings, which grew on average $478.2 million from 2000. The cost of funds for long-term debt during 2000 decreased by 175 basis points to 4.77 percent for the year ended December 31, 2001. Interest expense generated by long-term debt increased from $66.0 million in 2000 to $78.0 million in 2001 as the $33.0 million impact of a substantial increase in the average balance outweighed the $21.0 million effect of decreasing rates upon expense recognition. As part of the application of purchase accounting, a discount of $5.5 million was recorded during the second quarter of 2001 as a fair value adjustment to long-term debt and is being accreted on a straight line basis over the average life of the debt. Accretion of this discount amounted to $1.2 million during 2001 and reduced the funding cost of long-term debt by 8 basis points. The anticipated decrease in funding cost for 2002 is 10 basis points.

                  NET INTEREST INCOME AND NET INTEREST MARGIN

   Net interest income for 2001 and 2000 was $434.9 million and $420.1 million, respectively. On a taxable equivalent basis, net interest income increased $14.7 million to $444.7 million from the $430.0 million reported in 2000. As shown in Table 5, volume variances were the main driver of the growth, increasing net interest income by $23.8 million while interest rate variances reduced net interest income by $9.1 million.

   Net interest margin measures the difference between the yield on earning assets and the rate paid on funds used to support those assets. The net interest margin, defined as taxable equivalent net interest income divided by average interest-earning assets, declined 15 basis points to 3.99 percent for 2001 predominantly due to the amortization of purchase price premiums and accretion of purchase price discounts, as well as the investment portfolio restructuring performed in the second quarter of 2001. The amortization of loan premiums reduced interest income and therefore reduced the margin, while the accretion of the discount on deposits lowered interest expense and therefore increased the margin. During 2001, the negative impact of the loan portfolio premium amortization on the net interest margin was greater than the benefit from the accretion of the discounts associated with the deposit base. At the end of the first quarter of 2002 it is expected that the benefit from the accretion of the deposit discount will end. The ending deposit discount accretion is expected to generate an additional decline of 25 to 35 basis points in the 2002 net interest margin compared with 2001. By the end of the first quarter of 2003 the loan premium is expected to be fully amortized, ending any associated effect on the margin.

   Table 4 and Table 5 provides additional information related to net interest income on a taxable equivalent basis and the net interest margin.

                                    TABLE 4

       Net Interest Income Analysis--Taxable Equivalent Basis /(1) (2)/

                                                  2001                         2000                          1999
                                      ---------------------------  ----------------------------  ----------------------------
                                                  Interest Average              Interest Average              Interest Average
                                        Average   Income/  Yield/    Average    Income/  Yield/    Average    Income/  Yield/
                                        Balance   Expense   Rate     Balance    Expense   Rate     Balance    Expense   Rate
                                      ----------- -------- ------- -----------  -------- ------- -----------  -------- -------
                                                                       (dollars in thousands)
ASSETS
Loans, including fees................ $ 7,744,007 $594,680   7.68% $ 7,606,163  $710,726   9.34% $ 7,258,979  $634,837  8.75%
Taxable securities...................   3,200,478  209,816   6.56    2,616,856   180,150   6.88    2,628,693   167,111  6.36
Tax-exempt securities................      36,958    2,543   6.88       53,106     4,497   8.47      114,093     8,965  7.86
Short-term investments...............      26,627    1,118   4.19       53,781     3,139   5.84       47,037     2,589  5.92
Mortgage loans held for sale.........     136,588   11,621   8.51       59,003     5,634   9.55       99,815     7,992  8.01
                                      ----------- --------         -----------  --------         -----------  --------
Interest-earning assets, gross.......  11,144,658  819,778   7.36   10,388,909   904,146   8.70   10,148,617   821,494  8.10
Net unrealized gains (losses) on
 available for sale securities.......      58,606                      (48,585)                      (23,721)
Other assets, net....................   1,702,253                      932,110                       913,716
                                      -----------                  -----------                   -----------
Total assets......................... $12,905,517                  $11,272,434                   $11,038,612
                                      ===========                  ===========                   ===========

LIABILITIES AND
 SHAREHOLDER'S EQUITY
Interest checking.................... $ 1,008,216 $ 11,082   1.10% $   895,404  $ 12,805   1.43% $   955,370  $ 11,671  1.22%
Money market.........................   1,849,252   56,065   3.03    1,719,112    79,642   4.63    1,598,658    62,117  3.89
Savings deposits.....................     214,122    2,234   1.04      250,810     3,351   1.34      340,044     5,286  1.55
Time deposits........................   3,206,697  153,968   4.80    3,682,618   215,550   5.85    3,706,959   189,790  5.12
                                      ----------- --------         -----------  --------         -----------  --------
Total interest-bearing deposits......   6,278,287  223,349   3.56    6,547,944   311,348   4.75    6,601,031   268,864  4.07
Borrowed funds.......................   1,916,282   73,707   3.85    1,582,687    96,758   6.11    1,406,390    69,671  4.95
Long-term debt.......................   1,635,543   78,039   4.77    1,012,329    66,009   6.52      867,641    51,896  5.98
                                      ----------- --------         -----------  --------         -----------  --------
Interest-bearing liabilities.........   9,830,112  375,095   3.82    9,142,960   474,115   5.19    8,875,062   390,431  4.40
                                                  --------                      --------                      --------
Demand, noninterest-bearing..........   1,089,250                    1,112,189                     1,146,657
Other liabilities....................     254,659                      127,661                       152,932
Shareholder's equity.................   1,731,496                      889,624                       863,961
                                      -----------                  -----------                   -----------
Total liabilities and shareholder's
 equity.............................. $12,905,517                  $11,272,434                   $11,038,612
                                      ===========                  ===========                   ===========
Interest rate spread.................                        3.54%                         3.51%                        3.70%
Net yield on interest-earning assets,
 gross............................... $11,144,658 $444,683  $3.99% $10,388,909  $430,031  $4.14% $10,148,617  $431,063  4.25%
                                      =========== ========         ===========  ========         ===========  ========
Taxable equivalent adjustment........             $  9,772                      $  9,953                      $ 12,338
                                                  ========                      ========                      ========

--------
(1) Nonperforming loans are included in average balances for yield computations.
(2) Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 2001 of 35.0% and 6.9%, for 2000 of 35.0% and 6.9%, and for 1999 of 35.0% and
    7.0% for federal and state purposes, respectively.

                                    TABLE 5

    Net Interest Income and Volume/Rate Variance--Taxable Equivalent Basis

                                             2001-2000                            2000-1999
                                -----------------------------------   ---------------------------------
                                Income/     Variance attributable to: Income/   Variance attributable to:
                                Expense     ------------------------  Expense   ------------------------
                                Variance      Volume         Rate     Variance    Volume         Rate
                                ---------    --------      ---------  --------    -------       -------
                                                              (thousands)
INTEREST INCOME
Loans, including fees.......... $(116,046)  $ 12,665      $(128,711)  $75,889   $31,218       $44,671
Taxable securities.............    29,666     38,599         (8,933)   13,039      (756)       13,795
Tax-exempt securities..........    (1,954)    (1,209)          (745)   (4,468)   (5,117)          649
Short-term investments.........    (2,021)    (1,298)          (723)      550       387           163
Mortgage loans held for sale...     5,987      6,663           (676)   (2,358)   (3,696)        1,338
                                ---------    --------      ---------  -------     -------       -------
   Total interest income.......   (84,368)    55,420       (139,788)   82,652    22,036        60,616
INTEREST EXPENSE
Interest checking..............    (1,723)     1,482         (3,205)    1,134      (766)        1,900
Money market...................   (23,577)     5,655        (29,232)   17,525     4,934        12,591
Savings deposits...............    (1,117)      (447)          (670)   (1,935)   (1,260)         (675)
Time deposits..................   (61,582)   (25,763)       (35,819)   25,760    (1,254)       27,014
                                ---------    --------      ---------  -------     -------       -------
Total interest-bearing deposits   (87,999)   (19,073)       (68,926)   42,484     1,654        40,830
Borrowed funds.................   (23,051)    17,654        (40,705)   27,087     9,447        17,640
Long-term debt.................    12,030     33,045        (21,015)   14,113     9,161         4,952
                                ---------    --------      ---------  -------     -------       -------
   Total interest expense......   (99,020)    31,626       (130,646)   83,684    20,262        63,422
                                ---------    --------      ---------  -------     -------       -------
   Net interest income......... $  14,652   $ 23,794      $  (9,142)  $(1,032)  $ 1,774       $(2,806)
                                =========    ========      =========  =======     =======       =======

--------
The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

                  ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

   The investment and loan portfolios are the primary types of interest-earning assets for RBC Centura. While the investment portfolio is structured with minimum credit exposure, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers, ongoing review of loan payment performance, and modeling incurred and probable losses.

Nonperforming Assets

   Loans on nonaccrual, meaning that interest is not being accrued on these instruments, are generally classified as nonaccrual under the circumstances described in Note 1 of the Notes to Consolidated Financial Statements. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time and the recorded accrued interest is reversed or charged-off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

   Total nonperforming assets, including nonperforming loans and foreclosed properties, were $81.0 million at December 31, 2001 compared with $54.4 million at December 31, 2000. Nonaccrual loans at year-end 2001 increased $19.1 million over year-end 2000 while assets acquired through foreclosure and repossession increased $7.5 million over the prior year. Growth in the amount of residential mortgage nonaccrual accounts represented approximately $9.4 million of the overall increase in nonaccrual loans. The increase in mortgage nonaccruals was principally due to the repurchase of certain loans in accordance with the contractual obligations related to the third quarter 2000 sale of mortgage servicing. The remainder of the increase in nonaccruals was split evenly between commercial and consumer loans with no concentration in any one industry. Nonperforming assets as a percentage of total assets were 0.58 percent and 0.47 percent at December 31, 2001 and 2000, respectively.

   During the fourth quarter of 2000, RBC Centura reclassified approximately $6.0 million of nonaccrual loans to other assets due to management's intent to sell these loans. The loans were transferred to other assets at the lower of cost or market resulting in a $1.4 million charge to other noninterest income. The loans were sold to an unaffiliated third party in the third quarter of 2001 with no material gain or loss recognized. These loans have been excluded from the year-end 2000 nonperforming assets totals and related ratios. Table 8, "Nonperforming Assets and Past Due Loans," discloses the components and balances of nonperforming assets over the past five years.

   Accruing loans past due ninety or more days were $10.4 million at December 31, 2001, down $1.9 million from the prior year.

   In addition to nonperforming assets and past due loans discussed above, management has identified approximately $45.0 million in loans that are currently performing in accordance with their contractual terms that management believes may become nonperforming during the remaining term of the loan.

Allowance for Loan Losses

   The allowance for loan and lease losses ("AFLL") is the amount considered adequate to cover probable incurred credit losses in RBC Centura's loan portfolio existing at the balance sheet date. The allowance is evaluated on a quarterly basis with an emphasis on problem accounts, recent loss experience, and changes in other factors including economic conditions and regulatory requirements. The allowance for loan losses ended 2001 at $103.4 million, representing 1.34 percent of outstanding loans compared to $104.3 million, or
1.36 percent of outstanding loans at year-end 2000.

   A provision for loan losses is charged against earnings in order to maintain the AFLL at a level that reflects management's assessment of the risk inherent in the loan portfolio. The amount provided for loan losses during 2001 totaled $49.8 million as compared to $31.8 million for 2000. The increased provision during 2001 was to cover higher net charge-offs while maintaining an AFLL adequate to absorb losses inherent in the loan portfolio at balance sheet date. Net charge-offs totaled $50.1 million and $22.7 million for the year ended December 31, 2001 and 2000, respectively, an increase of $27.4 million. Net charge-offs were .65 percent of average loans in 2001 compared to .30 percent for 2000. The increase in net charge-offs principally occurred in the commercial loan portfolio and in non-strategic lines of businesses, including leasing and sub prime lending, for which collection prospects have been significantly diminished. The slowing economy in 2001 also played a part in the increased charge-off activity.

   Management believes the AFLL to be adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. The AFLL is comprised of three components: specific reserves, general reserves, and unallocated reserves. Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that RBC Centura will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114 "Accounting By Creditors for Impairment of a Loan" ("SFAS 114"). When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management's current evaluation of RBC Centura's loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

   The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time and management's estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the AFLL is assessed, including the average term of the portfolio. The AFLL for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates relative to each portfolio.

   The unallocated allowance is determined through management's assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management's acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk.

   Although management attempts to use the best information available to determine the AFLL, significant future additions to the AFLL may be necessary if actual conditions differ from the modeling assumptions and estimates used by management, thus adversely affecting the operating results of RBC Centura. Such revisions of estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

   For additional information with respect to the activity in the AFLL, see Tables 6 and 7, "Analysis of Allowance for Loan Losses" and "Allocation of Allowance for Loan Losses," respectively.

                                    TABLE 6

                     Analysis of Allowance for Loan Losses

                                                               2001      2000     1999     1998     1997
                                                             --------  --------  -------  -------  -------
                                                                         (dollars in thousands)
Allowance for loan losses at beginning of year.............. $104,275  $ 95,500  $91,894  $86,373  $77,917
Allowance related to loans transferred or sold..............     (549)     (368)    (556)      --       --
Allowance for acquired loans................................       --        --      605    2,068    4,338
Provision for loan losses...................................   49,802    31,815   40,828   20,759   18,764
Charge-offs:
   Real estate loans........................................    8,694     2,811    2,322    1,469    1,931
   Commercial and industrial loans..........................   25,339     7,594   22,862    6,700    6,339
   Agricultural loans (excluding real estate)...............    1,040       670      760       95      256
   Consumer loans...........................................   15,366    12,352   10,934    9,247    7,772
   Leases...................................................    6,040     4,717    4,132    3,503    2,164
   Other....................................................      469        17       34      249      935
                                                             --------  --------  -------  -------  -------
       Total charge-offs....................................   56,948    28,161   41,044   21,263   19,397
                                                             --------  --------  -------  -------  -------
Recoveries on loans previously charged-off:
   Real estate loans........................................      181       153      230      193      751
   Commercial and industrial loans..........................    3,923     2,777    1,398    1,462    2,635
   Agricultural loans (excluding real estate)...............       23         4        9       --       45
   Consumer loans...........................................    1,931     2,257    1,846    2,088    1,206
   Leases...................................................      803       298      290      214      114
                                                             --------  --------  -------  -------  -------
       Total recoveries on loans previously charged-off.....    6,861     5,489    3,773    3,957    4,751
                                                             --------  --------  -------  -------  -------
Net charge-offs.............................................   50,087    22,672   37,271   17,306   14,646
                                                             --------  --------  -------  -------  -------
Allowance for loan losses at end of year.................... $103,441  $104,275  $95,500  $91,894  $86,373
                                                             ========  ========  =======  =======  =======
Allowance and loss ratios:
Allowance for loan losses to total loans....................     1.34%     1.36%    1.28%    1.30%    1.38%
Net charge-offs to average loans............................     0.65      0.30     0.51     0.26     0.25
Allowance for loan losses to nonperforming loans............     1.53x     2.15x    3.25x    2.47x    2.66x

                                    TABLE 7

                    Allocation of Allowance for Loan Losses

                                                 2001     2000    1999    1998    1997
                                               -------- -------- ------- ------- -------
                                                              (thousands)
Commercial, financial, and agricultural....... $ 31,017 $ 30,089 $23,795 $22,137 $20,605
Consumer......................................   23,345   20,571  16,277  14,287  13,296
Real estate--mortgage.........................   19,990   20,812  20,780  25,260  21,904
Real estate--construction and land development   10,238   10,481   6,430   7,830   7,252
Leases........................................    2,445    4,182   3,893   8,961   6,114
Unallocated...................................   16,406   18,140  24,325  13,419  17,202
                                               -------- -------- ------- ------- -------
Allowance for loan losses at end of year...... $103,441 $104,275 $95,500 $91,894 $86,373
                                               ======== ======== ======= ======= =======

   The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations.

                                    TABLE 8

                    Nonperforming Assets and Past Due Loans

                                             2001     2000*    1999     1998     1997
                                            -------  -------  -------  -------  -------
                                                       (dollars in thousands)
Nonaccrual loans........................... $67,615  $48,475  $29,415  $37,238  $32,466
Foreclosed property........................  13,427    5,897    6,421    7,913    7,131
                                            -------  -------  -------  -------  -------
Total nonperforming assets................. $81,042  $54,372  $35,836  $45,151  $39,597
                                            =======  =======  =======  =======  =======
Accruing loans past due ninety days or more $10,410  $12,338  $14,366  $14,777  $13,130
Nonperforming Assets To:
   Loans and foreclosed property...........    1.05%    0.71%    0.48%    0.64%    0.63%
   Total assets............................    0.58     0.47     0.31     0.41     0.41

--------
* Excludes $6.0 million of nonaccrual loans classified as held for accelerated disposition.

                        NONINTEREST INCOME AND EXPENSE

   Noninterest income ("NII") includes service charges on deposit accounts, credit card and related fees, insurance and brokerage commissions, trust revenues, mortgage income, operating lease income, and other commissions and fees derived from banking related activities.

   NII for 2001, excluding gains and losses on sales of investment securities, totaled $168.9 million, down $13.6 million from the $182.6 million earned during 2000. As a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income excluding securities gains and losses), NII decreased by 2.3 percent from 2000 to 27.5 percent. Sales of investment securities resulted in net realized gains of $35.5 million during 2001 compared with net realized losses of $36.9 million during 2000. RBC Centura performed a restructuring of its investment portfolio during the second quarter of 2001 in order to mitigate interest rate risk, which resulted in gains of $26.8 million. Included in the 2000 net realized losses of $36.9 million were $22.1 million of securities losses related to the restructuring of the investment portfolio acquired in the Triangle merger. In the third quarter of 2000, RBC Centura restructured portions of its investment portfolio, taking advantage of the interest rate environment to replace lower yielding securities, which resulted in realized losses of $13.1 million.

   Service charges, comprising approximately 39.9 percent of NII excluding gains and losses on sales of investment securities, continue to be the largest component of noninterest income. Service charges for the current period increased $4.6 million to $67.4 million in 2001 as compared to $62.8 million during 2000. The main driver of the increase was service fees on checking accounts, which were up $4.7 million from 2000 to 2001. This increase was the result of a change to RBC Centura's price structure made in order to bring pricing in line with the current market. The other components of service charges on deposit accounts varied by insignificant amounts. Brokerage commissions were down $3.0 million during 2001 from the year earlier period due to a slow down in investment activity in response to the economic downturn.

   Mortgage income during 2001 was $21.1 million, a decrease of $12.8 million from the amount realized during 2000. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. This large variance was primarily the result of a $13.1 million gain recognized in the prior year, from the sale of $2.1 billion of the mortgage servicing portfolio. Excluding this one-time gain, mortgage loan sale income decreased only slightly by $500,000 while origination fees, a significant component of mortgage income, were up $4.0 million, favorably impacted by an increase in mortgage origination volume and refinancings in a declining rate environment. Servicing commissions, net of the amortization of mortgage servicing rights, decreased $4.5 million during 2001, a direct result of the sale of approximately $2.1 billion of the mortgage servicing portfolio during 2000.

   Noninterest expense ("NIE") during 2001, excluding merger-related and other significant charges of $91.5 million and the loss on an equity investment of $42.2 million, totaled $436.7 million, an increase of $86.1 million over 2000. A key driver of the increase was a charge of $19.1 million in litigation provisions recorded during the second quarter of 2001, a significant portion of which related to previously disclosed litigation. Personnel expenses accounted for $17.7 million of the increase between comparable periods, due in large part to additional incentive-based compensation incurred as current year results met defined targets. The remainder of the increase in personnel expenses was a result of other personnel costs, including fringe benefits, relocation costs, and retention bonuses.

   Contributing $43.5 million to the increase in NIE was additional goodwill and intangible amortization recorded as a result of Royal Bank's acquisition of Predecessor. An additional factor in the overall increase in NIE was fees for outsourced services, which were up $4.1 million principally due to increased volume for item processing and service fees for internet banking activities. Also contributing to the increase in NIE was $1.2 million in nonrecurring costs related to the integration of SFNB customers. See Note 3 of the Notes to Consolidated Financial Statements for information regarding SFNB. The remainder of the difference was spread across the various NIE expense categories. For a description of the merger-related and other significant charges of $91.5 million and the loss on equity investment of $42.2 million see Notes 3 and 21, respectively, of the Notes to Consolidated Financial Statements.

                              INCOME TAX EXPENSE

   Income tax expense for 2001, 2000, and 1999 was $34.1 million, $56.1 million, and $66.1 million, respectively. The 2001, 2000, and 1999 effective tax rates were 48.1 percent, 36.2 percent, and 33.7 percent, respectively. The effective tax rate for both 2001 and 2000 was impacted by certain non tax deductible merger-related items while 1999's effective tax rate was reduced as a result of adjustments to expected recoverable amounts. Refer to the Notes to Consolidated Financial Statements, Note 15, for a reconciliation of the statutory federal income tax rate of 35.0 percent to the effective tax rates for the periods presented.

                         EQUITY AND CAPITAL RESOURCES

   Shareholder's equity as of December 31, 2001 and 2000 was $2.3 billion and $956.4 million, respectively, and represented 16.2 percent and 8.3 percent of year-end assets, respectively. The large growth in shareholder's equity during 2001 was primarily a result of the application of push-down accounting associated with the acquisition of Predecessor by Royal Bank, but was also impacted by the current year loss, dividends declared by Predecessor, the exercise of stock options issued by Predecessor and the change in unrealized gains and losses on available for sale securities. Upon conversion of Predecessor's common stock to the common stock of Royal Bank at a ratio of one to 1.684 shares at the close of business on June 5, 2001, shareholder's equity increased from $886.0 million to $2.2 billion. See the Consolidated Statements of Shareholder's Equity for actual quantification of all factors upon shareholder's equity.

   RBC Centura's capital ratios are greater than the minimums required by regulatory guidelines. RBC Centura intends to maintain an optimal capital and leverage mix that it considers optimal in light of various factors including product mix, forecasted growth, scheduled maturities of loans and deposits, and economic conditions. At December 31, 2001, RBC Centura and the Bank had the requisite capital levels to qualify as well-capitalized. As a result of its well-capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund.
Note 20 in the Notes to Consolidated Financial Statements presents the capital ratios for RBC Centura and the Bank for 2001 and 2000. As discussed in the "Liquidity" section, capital securities are a component of tier 1 capital. Regulatory agencies have generally taken the position not to include net unrealized gains or losses on available for sale investment securities in calculating tier 1 capital.

                                   LIQUIDITY

   RBC Centura's liquidity management objective is to meet maturing debt obligations, fund loan commitments and deposit withdrawals, and manage operations on a cost effective basis. Management believes that sufficient resources are available to meet RBC Centura's liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles. Proper liquidity management is crucial to ensure that RBC Centura is able to take advantage of new business opportunities as well as meet the demands of its customers.

   Investment securities are an important tool to RBC Centura's liquidity management objective. Securities classified as available for sale represent an accessible source of liquidity through either repurchase agreements or liquidation. Repurchase agreements involve the selling of securities to a counterparty, and a concurrent agreement to buy back the securities at a specified price and date. This activity is similar to pledging collateral to borrow funds.

   The Bank's traditional funding sources consist primarily of core deposits, established federal funds lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans. At December 31, 2001, the Bank had $2.8 billion in total federal funds lines available. In addition, the Bank has the ability to borrow from the FHLB up to 21 percent of the Bank's total assets. The amount outstanding to the FHLB at December 31, 2001 amounted to $1.4 billion.

   The Bank also has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note is a direct, unconditional, and unsecured general obligation solely of the Bank and is not an obligation of or guaranteed by RBC Centura. Interest rate and maturity terms are negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2001 and 2000, there were $125.0 million of 6.5 percent, 10 year, subordinated bank notes outstanding. In addition, RBC Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposit.

   In September of 2001, RBC Centura issued $500 million of LIBOR based 5-year subordinated debt to an affiliate. Under applicable regulatory guidelines, this funding source bolsters RBC Centura's tier II capital, improving the associated regulatory capital ratio. RBC Centura also has the ability to draw from an unsecured line of credit of up to $30.0 million from a nonaffiliated bank. At December 31, 2001 and 2000 this line had $5.0 million and $10.0 million outstanding, respectively.

   Management is not aware of any events that are reasonably likely to have a material negative effect on RBC Centura's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which, if implemented, would have a material negative effect on RBC Centura.

   For information on the required financial support of the Bank from RBC Centura and from Royal Bank, please see "Item 1--Business--Supervision and Regulation--Support of Subsidiary Bank", beginning on page 8.

                                  MARKET RISK

   Market risk is the risk of loss from adverse changes in market prices and rates. RBC Centura's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. As discussed in the Asset/Liability and Interest Rate Risk Management section, RBC Centura's market risk resulting from interest rate risk has not changed significantly since 2000. RBC Centura's objective is to manage the mix of interest-sensitive assets and liabilities to minimize interest rate risk and stabilize the net interest margin while optimizing profit potential. RBC Centura's trading activities are minimal and RBC Centura is not subject to significant currency exchange risk or commodity price risk.

   The table below illustrates the scheduled maturity of selected financial instruments and their estimated fair values at December 31, 2001. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted-average interest rate by exposure category. Weighted-average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on the probability of customers prepaying their loans at various interest rate levels. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into "core" and "non-core" components. The non- core cashflows are scheduled to mature in 2002 while the core cashflows are presented based on management's assessment of runoff.

                                    TABLE 9

             Rate Sensitive On-Balance Sheet Financial Instruments

                                                     Principal Maturing In:
                                    ---------------------------------------------------------
                                                                                                          Fair Value
                                                                                                         December 31,
                                       2002      2003     2004     2005     2006   Thereafter   Total        2001
                                    ---------- -------- -------- -------- -------- ---------- ---------- ------------
                                                                 (dollars in thousands)
Rate Sensitive Assets:
Loans, gross
   Fixed rate...................... $1,671,894 $593,609 $301,997 $163,807 $ 83,530  $254,067  $3,068,904  $3,132,582
   Average rate (%)................       7.26     8.15     8.21     8.38     7.60      7.90        7.65
   Variable rate...................  2,811,944  852,365  488,158  346,879   42,507   109,116   4,650,969   4,665,586
   Average rate (%)................       5.27     7.73     9.03     9.45     8.82      9.09        6.55
Investment securities
   Fixed rate......................    633,012  537,891  416,877  493,304  465,799   958,136   3,505,019   3,554,736
   Average rate (%)................       5.99     6.62     5.58     6.40     5.88      6.29        6.16
   Variable rate...................     31,029   24,516   35,398   81,418   11,853    48,867     233,081     231,967
   Average rate (%)................       4.34     5.38     6.20     5.61     6.63      7.63        5.98
Rate Sensitive Liabilities:
Interest-bearing checking, savings,
  money market..................... $1,767,871 $254,356 $254,356 $254,356 $254,356  $508,712  $3,294,007  $3,294,007
   Average rate (%)................       1.45     1.98     2.60     2.70     2.75      2.86        2.00
Time deposits......................  2,280,356  412,718  101,822   37,803   33,463    20,031   2,886,193   2,915,328
   Average rate (%)................       4.56     5.43     4.73     6.33     5.08      6.58        4.73
Borrowed funds.....................  1,830,065       --       --       --       --        --   1,830,065   1,830,065
   Average rate (%)................       1.37       --       --       --       --        --        1.37
Long-term debt.....................    589,117  552,249  102,068       41  500,240   393,711   2,137,426   2,199,252
   Average rate (%)................       2.76     4.07     5.87     8.90     6.92      6.89        4.98

               ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

   RBC Centura's Asset/Liability Management Committee seeks to maintain a general balance between interest-sensitive assets and liabilities to insulate net interest income and shareholder's equity from significant adverse changes in market interest rates. Mismatches in interest rate repricings of assets and liabilities arise from the interaction of customer business needs and RBC Centura's discretionary asset and liability management activities. Exposure to changes in the level and direction of interest rates is managed by adjusting the asset/liability mix through the use of various interest rate risk management products, including derivative financial instruments.

   Derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and option contracts ("swaps," "floors," "caps," "futures," and "options," respectively), are an integral part of RBC Centura's interest rate risk management activities. RBC Centura has principally utilized interest rate swaps, floors and caps. Swaps are used to manage interest rate risk, reduce funding costs, and allow RBC Centura to utilize diversified funding sources. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Refer to Note 16 of the Notes to Consolidated Financial Statements for a comparative summary of RBC Centura's derivative financial instruments at December 31, 2001 and 2000 and for a detailed discussion of related risks. Also, refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policy for these instruments.

   Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 2001 shows RBC Centura's interest rate risk position to be relatively neutral: net interest income would not vary by more than 1.0 percent and the estimated market value of equity would not vary by more than approximately 4.2 percent. This is consistent with the interest rate risk position that prevailed at December 31, 2000. RBC Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholder's equity and a satisfactorily high and stable estimated market value of equity.

   An interest rate gap analysis is shown in Table 10 as of December 31, 2001. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management's assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. At December 31, 2001, RBC Centura had a negative one-year cumulative interest sensitivity gap of approximately $750.0 million. The interest rate gap analysis is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

                                   TABLE 10

                         Interest Sensitivity Analysis

                                                                                  As of December 31, 2001/(2)/
                                                 -----------------------------------------------------------------------
                                                               31-60       61-90                             Total Under
                                                 1-30 days     Days        Days     91-180 Days 181-365 Days  One Year
                                                 ----------  ----------  ---------  ----------- ------------ -----------
                                                                                     (dollars in thousands)
Interest-Earning Assets
Loans........................................... $4,744,591  $  205,179  $ 175,474   $ 429,353   $ 631,087   $6,185,684
Investment securities...........................    263,948      95,249     82,641     172,875     196,948      811,661
Other short-term investments....................     32,656          --         --          --          --       32,656
Mortgage loans held for sale....................    114,966          --         --          --          --      114,966
                                                 ----------  ----------  ---------   ---------   ---------   ----------
Total interest-earning assets...................  5,156,161     300,428    258,115     602,228     828,035    7,144,967
Notional amount of interest rate swaps..........     21,781     107,228     21,197      20,000          --      170,206
                                                 ----------  ----------  ---------   ---------   ---------   ----------
Total interest-earning assets and derivative
 financial instruments.......................... $5,177,942  $  407,656  $ 279,312   $ 622,228   $ 828,035   $7,315,173
                                                 ==========  ==========  =========   =========   =========   ==========
Interest-Bearing Liabilities
Time deposits over $100......................... $   90,464  $   49,573  $  52,681   $  83,602   $  85,038   $  361,358
All other deposits /(1)/........................  2,450,671     474,728    406,273     618,736     663,035    4,613,443
Borrowed funds..................................  1,780,065          --         --      50,000          --    1,830,065
Long-term debt..................................    103,164     745,236    100,237         714     239,765    1,189,116
                                                 ----------  ----------  ---------   ---------   ---------   ----------
Total interest-bearing liabilities..............  4,424,364   1,269,537    559,191     753,052     987,838    7,993,982
Notional amount of interest rate swaps..........     20,602          48     20,075      30,157         333       71,215
                                                 ----------  ----------  ---------   ---------   ---------   ----------
Total interest-bearing liabilities and
 derivative financial instruments............... $4,444,966  $1,269,585  $ 579,266   $ 783,209   $ 988,171   $8,065,197
                                                 ==========  ==========  =========   =========   =========   ==========
Interest sensitivity gap per period............. $  732,976  $ (861,929) $(299,954)  $(160,981)  $(160,136)  $ (750,024)
Cumulative interest sensitivity gap.............    732,976    (128,953)  (428,907)   (589,888)   (750,024)
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities.................       1.17x       0.98x      0.93x       0.92x       0.91x


                                                 Total Over
                                                  One Year     Total
                                                 ---------- -----------

Interest-Earning Assets
Loans........................................... $1,534,189 $ 7,719,873
Investment securities...........................  2,926,439   3,738,100
Other short-term investments....................         --      32,656
Mortgage loans held for sale....................         --     114,966
                                                 ---------- -----------
Total interest-earning assets...................  4,460,628  11,605,595
Notional amount of interest rate swaps..........     50,570     220,776
                                                 ---------- -----------
Total interest-earning assets and derivative
 financial instruments.......................... $4,511,198 $11,826,371
                                                 ========== ===========
Interest-Bearing Liabilities
Time deposits over $100......................... $   92,128 $   453,486
All other deposits /(1)/........................  2,316,132   6,929,575
Borrowed funds..................................         --   1,830,065
Long-term debt..................................    948,309   2,137,425
                                                 ---------- -----------
Total interest-bearing liabilities..............  3,356,569  11,350,551
Notional amount of interest rate swaps..........    149,562     220,777
                                                 ---------- -----------
Total interest-bearing liabilities and
 derivative financial instruments............... $3,506,131 $11,571,328
                                                 ========== ===========
Interest sensitivity gap per period............. $1,005,067 $   255,043
Cumulative interest sensitivity gap.............
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities.................

--------
(1) To be consistent with simulation modeling, checking, regular money market, and regular savings accounts are separated into core and non-core components. The non-core component is repriced evenly over the first 3 months. The core component is spread evenly over a 7 year period.
(2) Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities' principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

   See pages 26-28 of this Form 10-K for quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements And Supplementary Data

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

THE BOARD OF DIRECTORS AND SHAREHOLDER OF
RBC CENTURA BANKS, INC.


   Management of RBC Centura Banks, Inc. and its subsidiaries ("RBC Centura") has prepared the consolidated financial statements and other information in the annual report on Form 10-K in accordance with generally accepted accounting principles and is responsible for their accuracy.

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

   Management also recognizes its responsibility to foster a climate in which corporate affairs are conducted with the highest ethical standards. RBC Centura's Code of Ethics, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

   The Audit Committee of RBC Centura's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. PricewaterhouseCoopers LLP and RBC Centura's internal auditors have direct access to the Audit Committee.

                                                  /s/  JAMES T. RAGER
                                          By: _________________________________
                                                       James T. Rager
                                                   Chairman of the Board

                                                /s/  H. KEL LANDIS, III
                                          By: _________________________________
                                                     H. Kel Landis, III
                                                  Chief Executive Officer

                                                /s/  CHARLES A. CASWELL
                                          By: ________________________
                                                     Charles A. Caswell
                                                  Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF RBC CENTURA BANKS, INC.:

   In our opinion, the accompanying consolidated balance sheet at December 31, 2001 and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of RBC Centura Banks, Inc. and its subsidiaries, at December 31, 2001 and the results of their operations and their cash flows for the period June 6, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                             /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                 PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 18, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF RBC CENTURA BANKS, INC.:

   In our opinion, the accompanying consolidated balance sheet at December 31, 2000 and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of RBC Centura Banks, Inc. (formerly Centura Banks, Inc.) and its subsidiaries, at December 31, 2000 and the results of their operations and their cash flows for the period January 1, 2001 through June 5, 2001 and for the years ended December 31, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                             /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                 PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 18, 2002

           RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   -----------     -----------
                                                                                    RBC Centura     Predecessor
                                                                                   -----------     -----------
                                                                                   (thousands, except share data)
Assets
Cash and due from banks........................................................... $   289,595     $   356,602
Due from banks, interest-bearing..................................................      16,197          14,928
Federal funds sold................................................................      16,459           7,547
Investment securities:
   Available for sale (cost of $3,738,100 and $2,623,159, respectively)...........   3,786,703       2,655,612
   Held to maturity (fair value of $0 and $50,298, respectively)..................          --          49,493
Loans, net of unearned income.....................................................   7,719,873       7,671,691
   Less allowance for loan losses.................................................     103,441         104,275
                                                                                    -----------     -----------
       Net loans..................................................................   7,616,432       7,567,416
Mortgage loans held for sale......................................................     114,966          56,907
Premises and equipment............................................................     163,202         157,959
Goodwill and intangibles..........................................................   1,459,126         146,445
Other assets......................................................................     449,905         469,100
                                                                                    -----------     -----------
Total assets...................................................................... $13,912,585     $11,482,009
                                                                                    ===========     ===========
Liabilities
Deposits:
   Demand, noninterest-bearing.................................................... $ 1,202,860     $ 1,131,121
   Interest-bearing...............................................................   5,726,714       5,871,582
   Time deposits over $100........................................................     453,486         704,437
                                                                                    -----------     -----------
       Total deposits.............................................................   7,383,060       7,707,140
Borrowed funds....................................................................   1,830,065       1,566,611
Long-term debt....................................................................   2,137,426       1,084,762
Other liabilities.................................................................     308,349         167,071
                                                                                    -----------     -----------
Total liabilities.................................................................  11,658,900      10,525,584
                                                                                    ===========     ===========
Commitments and contingencies (Note 16)...........................................          --              --
Shareholder's Equity:
   Common stock, no par value, 2,500,000,000 shares authorized; shares issued and
     outstanding of 2,166,517,536 and 39,427,056, respectively....................   2,187,684         272,119
   Accumulated other comprehensive income.........................................      29,766          18,939
   Unearned compensation..........................................................          --          (4,084)
   Retained earnings..............................................................      36,235         669,451
                                                                                    -----------     -----------
Total shareholder's equity........................................................   2,253,685         956,425
                                                                                    -----------     -----------
Total liabilities and shareholder's equity........................................ $13,912,585     $11,482,009
                                                                                    ===========     ===========

         See accompanying notes to consolidated financial statements.

           RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    RBC Centura                 Predecessor
                                                                 ----------------- ------------------------------------
                                                                   June 6, 2001     January 1,   Years Ended December 31,
                                                                      through      2001 through  -----------------------
                                                                 December 31, 2001 June 5, 2001     2000          1999
                                                                 ----------------- ------------   --------      --------
                                                                                       (thousands)
Interest Income
Loans, including fees...........................................     $310,577        $282,986    $709,294      $633,179
Investment securities:
   Taxable......................................................      117,290          84,734     173,181       159,605
   Tax-exempt...................................................          802             878       2,945         5,791
Short-term investments..........................................          514             604       3,139         2,589
Mortgage loans held for sale....................................        8,355           3,266       5,634         7,992
                                                                     --------        --------     --------      --------
Total interest income...........................................      437,538         372,468     894,193       809,156
Interest Expense
Deposits........................................................      104,305         119,044     311,348       268,864
Borrowed funds..................................................       32,559          41,148      96,758        69,671
Long-term debt..................................................       47,530          30,509      66,009        51,896
                                                                     --------        --------     --------      --------
Total interest expense..........................................      184,394         190,701     474,115       390,431
                                                                     --------        --------     --------      --------
Net Interest Income.............................................      253,144         181,767     420,078       418,725
Provision for loan losses.......................................       24,382          25,420      31,815        40,828
                                                                     --------        --------     --------      --------
Net interest income after provision for loan losses.............      228,762         156,347     388,263       377,897
Noninterest Income
Service charges on deposit accounts.............................       40,580          26,847      62,783        63,761
Credit card and related fees....................................        6,462           3,656       8,993         9,008
Other service charges, commissions, and fees....................       18,401          15,582      37,938        37,924
Fees for trust services.........................................        5,573           4,181      10,005        10,340
Mortgage income.................................................       12,502           8,641      33,945        25,304
Other noninterest income........................................       13,340          13,179      28,915        25,160
Securities gains (losses), net..................................        8,003          27,454     (36,859)         (600)
                                                                     --------        --------     --------      --------
Total noninterest income........................................      104,861          99,540     145,720       170,897
Noninterest Expense
Personnel.......................................................      116,487          80,265     179,003       171,364
Occupancy.......................................................       15,019          10,563      23,975        24,688
Equipment.......................................................       15,433          11,441      24,887        27,404
Foreclosed real estate losses and related operating expense, net        1,081             971       2,358         1,697
Loss on equity investment.......................................           --          42,203          --            --
Merger-related and other significant charges....................           --          91,502      28,516         6,858
Goodwill and intangible amortization............................       51,010           6,284      13,843        13,601
Other operating expense.........................................       64,725          63,405     106,550       106,711
                                                                     --------        --------     --------      --------
Total noninterest expense.......................................      263,755         306,634     379,132       352,323
                                                                     --------        --------     --------      --------
Income (loss) before income taxes...............................       69,868         (50,747)    154,851       196,471
Income taxes....................................................       33,633             435      56,096        66,134
                                                                     --------        --------     --------      --------
Net Income (Loss)...............................................     $ 36,235        $(51,182)   $ 98,755      $130,337
                                                                     ========        ========     ========      ========

         See accompanying notes to consolidated financial statements.

           RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                                   Accumulated Other
                                                                                                  Comprehensive Income
                                               Common Stock                                              (Loss)
                                        -------------------------                               -----------------------
                                                                    Common
                                                                    Stock              Unearned   Unrealized    Minimum
                                                                   Acquired Retained   Compen-  Gains/(Losses)  Pension
(thousands, except share data)             Shares        Amount    By ESOP  Earnings    sation  on Securities  Liability
------------------------------          -------------  ----------  -------- ---------  -------- -------------- ---------

Predecessor
-----------
Balance, December 31, 1998.............    39,650,845  $  291,786   $(107)  $ 539,128  $    --     $  8,507      $(82)
Comprehensive Income:
Net income.............................            --          --      --     130,337       --           --        --
Minimum pension liability adjustment...            --          --      --          --       --           --        80
Unrealized losses on available for sale
 securities, net of tax................            --          --      --          --       --      (51,301)       --

Comprehensive income...................
Common stock issued:
   Stock option plans and stock
    awards.............................       486,905      10,203      --          --       --           --        --
   Acquisitions........................       122,865       8,910      --        (301)      --           --        --
Repurchases of common stock............      (764,205)    (36,385)     --          --       --           --        --
Cash dividends declared................            --          --      --     (44,556)      --           --        --
Other..................................            --       4,175      79        (738)      --           --        --
                                        -------------  ----------   -----   ---------  -------     --------      ----
Balance, December 31, 1999.............    39,496,410  $  278,689   $ (28)  $ 623,870  $    --     $(42,794)     $ (2)
Comprehensive income:
Net income.............................            --          --      --      98,755       --           --        --
Minimum pension liability adjustment...            --          --      --          --       --           --         2
Unrealized gains on available for sale
 securities, net of tax................            --          --      --          --       --       61,733        --

Comprehensive income...................
Common stock issued:
   Stock option plans and stock
    awards.............................       339,240       6,082      --          --       --           --        --
   Restricted stock, net...............       128,049       5,291      --          --   (4,084)          --        --
Repurchases of common stock............      (551,800)    (20,806)     --          --       --           --        --
Cash dividends declared................            --          --      --     (53,189)      --           --        --
Other..................................        15,157       2,863      28          15       --           --        --
                                        -------------  ----------   -----   ---------  -------     --------      ----
Balance, December 31, 2000.............    39,427,056  $  272,119   $  --   $ 669,451  $(4,084)    $ 18,939      $ --
Comprehensive income:
Net loss, January 1 to June 5, 2001....            --          --      --     (51,182)      --           --        --
Unrealized losses on available for sale
 securities, net of tax................            --          --      --          --       --      (11,436)       --

Comprehensive income...................            --          --      --          --       --           --        --
Common stock issued:
   Stock option plans and stock
    awards.............................       495,997      13,285      --          --       --           --        --
   Restricted stock, net...............            --          --      --          --    4,084           --        --
Cash dividends declared................            --          --      --     (27,761)      --           --        --
Other..................................        49,984       2,549      --          --       --           --        --
                                        -------------  ----------   -----   ---------  -------     --------      ----
Balance June 5, 2001...................    39,973,037  $  287,953   $  --   $ 590,508  $    --     $  7,503      $ --
Elimination of balances due to
 acquisition...........................   (39,973,037)   (287,953)     --    (590,508)      --       (7,503)       --
                                        -------------  ----------   -----   ---------  -------     --------      ----
Balance June 5, 2001...................            --  $       --   $  --   $      --  $    --     $     --      $ --

RBC Centura
-----------
Common Stock on June 6, 2001........... 2,166,517,536  $2,187,684   $  --   $      --  $    --     $     --      $ --
Comprehensive income:
Net Income, June 6 to December 31,
 2001..................................            --          --      --      36,235       --           --        --
Unrealized gains on available for sale
 securities, net of tax................            --          --      --          --       --       29,766        --

Comprehensive income...................            --          --      --          --       --           --        --
                                        -------------  ----------   -----   ---------  -------     --------      ----
Balance December 31, 2001.............. 2,166,517,536  $2,187,684   $  --   $  36,235  $    --     $ 29,766      $ --
                                        =============  ==========   =====   =========  =======     ========      ====





                                            Total
                                        Shareholder's
(thousands, except share data)             Equity
------------------------------          -------------

Predecessor
-----------
Balance, December 31, 1998.............  $  839,232
Comprehensive Income:
Net income.............................     130,337
Minimum pension liability adjustment...          80
Unrealized losses on available for sale
 securities, net of tax................     (51,301)
                                         ----------
Comprehensive income...................      79,116
Common stock issued:
   Stock option plans and stock
    awards.............................      10,203
   Acquisitions........................       8,609
Repurchases of common stock............     (36,385)
Cash dividends declared................     (44,556)
Other..................................       3,516
                                         ----------
Balance, December 31, 1999.............  $  859,735
Comprehensive income:
Net income.............................      98,755
Minimum pension liability adjustment...           2
Unrealized gains on available for sale
 securities, net of tax................      61,733
                                         ----------
Comprehensive income...................     160,490
Common stock issued:
   Stock option plans and stock
    awards.............................       6,082
   Restricted stock, net...............       1,207
Repurchases of common stock............     (20,806)
Cash dividends declared................     (53,189)
Other..................................       2,906
                                         ----------
Balance, December 31, 2000.............  $  956,425
Comprehensive income:
Net loss, January 1 to June 5, 2001....     (51,182)
Unrealized losses on available for sale
 securities, net of tax................     (11,436)
                                         ----------
Comprehensive income...................     (62,618)
Common stock issued:
   Stock option plans and stock
    awards.............................      13,285
   Restricted stock, net...............       4,084
Cash dividends declared................     (27,761)
Other..................................       2,549
                                         ----------
Balance June 5, 2001...................  $  885,964
Elimination of balances due to
 acquisition...........................    (885,964)
                                         ----------
Balance June 5, 2001...................  $       --

RBC Centura
-----------
Common Stock on June 6, 2001...........  $2,187,684
Comprehensive income:
Net Income, June 6 to December 31,
 2001..................................      36,235
Unrealized gains on available for sale
 securities, net of tax................      29,766
                                         ----------
Comprehensive income...................      66,001
                                         ----------
Balance December 31, 2001..............  $2,253,685
                                         ==========

         See accompanying notes to consolidated financial statements.

            RBC CENTURA BANKS, INC. AN SUBSIDIARIES AND PREDECESSOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  RBC Centura
                                                                                  ------------

                                                                                  June 6, 2001
                                                                                    through
                                                                                  December 31,
                                                                                      2001
                                                                                  ------------
Cash Flows From Operating Activities
Net income (loss)................................................................ $    36,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses........................................................      24,382
Depreciation on assets under operating lease.....................................       2,172
Depreciation and amortization, excluding depreciation on assets under operating
 lease...........................................................................      66,524
Amortization of purchase accounting adjustments..................................      47,604
Deferred income taxes............................................................      11,200
Loan fees deferred, net..........................................................         772
Loss on equity investment........................................................          --
Bond premium amortization and (discount accretion), net..........................       4,719
(Gains) losses on sales of investment securities.................................      (8,003)
Loss on sales of foreclosed real estate..........................................         187
Gain on sales of equipment under lease...........................................          --
Gain on sale of subsidiary.......................................................          --
Gain on sale of mortgage servicing rights........................................          --
Proceeds from sales of mortgage loans held for sale..............................     585,195
Originations, net of principal repayments, of mortgage loans held for sale.......    (536,020)
Decrease (increase) in accrued interest receivable...............................       3,819
(Decrease) increase in accrued interest payable..................................     (11,948)
Net change in other assets and other liabilities.................................     (60,432)
                                                                                  -----------
Net cash provided by operating activities........................................     166,406
                                                                                  -----------
Cash Flows From Investing Activities
Net decrease (increase) in loans.................................................     135,127
Purchases of:
  Securities available for sale..................................................  (1,422,767)
  Securities held to maturity....................................................          --
  Premises and equipment.........................................................     (16,874)
  Other..........................................................................          --
Proceeds from:
  Sales of securities available for sale.........................................     500,992
  Maturities and issuer calls of securities available for sale...................     372,705
  Maturities and issuer calls of securities held to maturity.....................          --
  Sales of foreclosed real estate................................................       4,504
  Dispositions of premises and equipment.........................................         731
  Dispositions of equipment utilized in leasing activities.......................          --
  Sale of mortgage servicing rights..............................................          --
Net cash received in mergers, acquisitions, and divestitures.....................      68,395
                                                                                  -----------
Net cash (used) provided by investing activities.................................    (357,187)
                                                                                  -----------
Cash Flows From Financing Activities
Net (decrease) increase in deposits..............................................    (175,165)
Net (decrease) increase in borrowed funds........................................    (281,521)
Proceeds from issuance of long-term debt.........................................     755,500
Repayment of long-term debt......................................................    (133,594)
Cash dividends paid..............................................................          --
Proceeds from issuance of common stock, net......................................          --
Repurchase of common stock.......................................................          --
Other............................................................................          --
                                                                                  -----------
Net cash provided (used) by financing activities.................................     165,220
                                                                                  -----------
(Decrease) increase in cash and cash equivalents.................................     (25,561)
Cash and cash equivalents, beginning of year.....................................     347,812
                                                                                  -----------
Cash and cash equivalents, end of year........................................... $   322,251
                                                                                  ===========
Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
  Interest....................................................................... $   196,342
  Income taxes...................................................................      11,047
Noncash transactions:
  Stock issued for acquisitions and other stock issuances, net...................          --
  Unrealized securities gains (losses), net......................................      48,602
  Loans transferred to foreclosed property.......................................       9,574
  Loans transferred to other assets..............................................          --
  Income tax benefit from stock options..........................................          --


                                                                                                 Predecessor
                                                                                  ----------------------------------------
                                                                                  January 1, 2001 Years Ended December 31,
                                                                                      through     ------------------------
                                                                                   June 5, 2001      2000         1999
                                                                                  --------------- -----------  -----------
Cash Flows From Operating Activities
Net income (loss)................................................................   $   (51,182)  $    98,755  $   130,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses........................................................        25,420        31,815       40,828
Depreciation on assets under operating lease.....................................         2,192         7,238       13,320
Depreciation and amortization, excluding depreciation on assets under operating
 lease...........................................................................        20,508        40,193       46,302
Amortization of purchase accounting adjustments..................................            --            --           --
Deferred income taxes............................................................       (10,802)       15,048        8,742
Loan fees deferred, net..........................................................          (134)          882        2,798
Loss on equity investment........................................................        42,203            --           --
Bond premium amortization and (discount accretion), net..........................        (3,644)       (2,211)       4,872
(Gains) losses on sales of investment securities.................................       (27,454)       36,859          600
Loss on sales of foreclosed real estate..........................................           371           521          442
Gain on sales of equipment under lease...........................................            --            --       (2,821)
Gain on sale of subsidiary.......................................................            --            --       (4,893)
Gain on sale of mortgage servicing rights........................................            --       (14,776)      (3,392)
Proceeds from sales of mortgage loans held for sale..............................       375,348       458,303      845,602
Originations, net of principal repayments, of mortgage loans held for sale.......      (475,771)     (468,808)    (774,640)
Decrease (increase) in accrued interest receivable...............................        10,800        (6,720)      (2,704)
(Decrease) increase in accrued interest payable..................................        (3,911)       (1,561)       9,009
Net change in other assets and other liabilities.................................        96,575         6,338      (70,943)
                                                                                    -----------   -----------  -----------
Net cash provided by operating activities........................................           519       201,876      243,459
                                                                                    -----------   -----------  -----------
Cash Flows From Investing Activities
Net decrease (increase) in loans.................................................      (116,700)     (221,763)    (409,196)
Purchases of:
  Securities available for sale..................................................    (1,872,595)   (1,510,224)  (1,032,587)
  Securities held to maturity....................................................            --            --      (26,777)
  Premises and equipment.........................................................       (18,060)      (38,276)     (20,770)
  Other..........................................................................            --       (80,000)     (20,000)
Proceeds from:
  Sales of securities available for sale.........................................     1,199,303     1,337,096      206,765
  Maturities and issuer calls of securities available for sale...................       201,026       364,495      581,581
  Maturities and issuer calls of securities held to maturity.....................         5,647        10,584       69,425
  Sales of foreclosed real estate................................................         2,531         8,521       10,197
  Dispositions of premises and equipment.........................................           602        12,169        7,409
  Dispositions of equipment utilized in leasing activities.......................            --            --        7,369
  Sale of mortgage servicing rights..............................................            --        13,417        8,295
Net cash received in mergers, acquisitions, and divestitures.....................            --       107,146        3,105
                                                                                    -----------   -----------  -----------
Net cash (used) provided by investing activities.................................      (598,246)        3,165     (615,184)
                                                                                    -----------   -----------  -----------
Cash Flows From Financing Activities
Net (decrease) increase in deposits..............................................      (387,657)     (328,242)     155,680
Net (decrease) increase in borrowed funds........................................       544,975       (34,627)     136,618
Proceeds from issuance of long-term debt.........................................       550,500       535,500      253,637
Repayment of long-term debt......................................................      (126,880)     (355,064)     (83,441)
Cash dividends paid..............................................................       (27,761)      (53,189)     (44,556)
Proceeds from issuance of common stock, net......................................        13,285         6,083        8,340
Repurchase of common stock.......................................................            --       (20,806)     (36,385)
Other............................................................................            --            --         (161)
                                                                                    -----------   -----------  -----------
Net cash provided (used) by financing activities.................................       566,462      (250,345)     389,732
                                                                                    -----------   -----------  -----------
(Decrease) increase in cash and cash equivalents.................................       (31,265)      (45,304)      18,007
Cash and cash equivalents, beginning of year.....................................       379,077       424,381      406,374
                                                                                    -----------   -----------  -----------
Cash and cash equivalents, end of year...........................................   $   347,812   $   379,077  $   424,381
                                                                                    ===========   ===========  ===========
Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
  Interest.......................................................................   $   194,612   $   475,676  $   381,422
  Income taxes...................................................................         5,868        38,476       71,408
Noncash transactions:
  Stock issued for acquisitions and other stock issuances, net...................         6,631         8,259       14,647
  Unrealized securities gains (losses), net......................................       (20,148)       99,617      (81,062)
  Loans transferred to foreclosed property.......................................         2,004         8,518        9,029
  Loans transferred to other assets..............................................            --         6,007           --
  Income tax benefit from stock options..........................................         1,843         1,661        3,310

         See accompanying notes to consolidated financial statements.

                            RBC CENTURA BANKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

   The accompanying consolidated financial statements include the accounts of RBC Centura Banks, Inc. ("RBC Centura") and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I ("CCTI"), Triangle Capital Trust ("TCT"), and NCS Mortgage Lending Company ("NCS"). Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company, that was accounted for under the equity method.

  Basis of Financial Statement Presentation

   As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank of Canada ("Royal Bank"), a Canadian chartered bank, merged with and into Centura Banks, Inc. ("Predecessor") and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,166,517,536 shares of common stock currently outstanding, all of which is owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

   Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to Predecessor relates to periods prior to and including June 5, 2001. Royal Bank's basis in RBC Centura was "pushed down" to RBC Centura and is therefore reflected in RBC Centura's balance sheet and results of operations. See Note 3 for information regarding this acquisition.

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions are eliminated in consolidation. All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as pooling-of-interests. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("AFLL"), the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, valuation of retained interests and the valuation of mortgage servicing rights ("MSRs").

   Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder's equity.

  Business

   The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; life and credit related insurance products; mortgage banking services; commercial and retail leasing; and asset management services. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina, South Carolina, and the Hampton Roads region of Virginia. Services are also provided through alternative delivery channels that include a centralized telephone operation offering a full line of financial services and home banking through a telephone network operated by a third party and connected to the personal computers of customers. Refer to Note 18 for additional information concerning RBC Centura's lines of business.

   The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

                            RBC CENTURA BANKS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

   CCTI and TCT were established to facilitate the issuance of capital securities, a component of long-term debt, as described in detail in Note 11.

   NCS specialized in the origination of non-conforming mortgages through independent mortgage brokers and sold the production. As discussed in Note 21, Predecessor sold the production activities of NCS and liquidated substantially all of the remaining portfolio.

  Cash and Cash Equivalents

   Cash and cash equivalents include cash and due from banks, interest-bearing balances due from other banks, and federal funds sold.

  Investment Securities

   RBC Centura's investments are classified based on management's intention as either held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. Debt securities that RBC Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholder's equity, net of applicable taxes.

   HTM investment securities are stated at cost, net of the amortization of premium and the accretion of discount. AFS investment securities are used as a part of RBC Centura's asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors.

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

  Allowance for Loan Losses

   The AFLL represents management's estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management's ongoing evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank's market areas, the fair value and adequacy of underlying collateral, the growth and risk composition of the loan portfolio, and other information including individual valuations on nonperforming loans in accordance with SFAS 114 "Accounting By Creditors for Impairment of a Loan" ("SFAS 114"). This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.

                            RBC CENTURA BANKS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

   A loan is considered to be impaired when, based on current information, it is probable RBC Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of AFLL. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. If this uncertainty is eliminated, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

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

   Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is carried at the lower of the recorded amount of the loan or lease for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. At December 31, 2001 and 2000, the net book value of other real estate properties was $13.4 million and $5.9 million, respectively.

  Mortgage Loans Held for Sale

   RBC Centura originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.

  Mortgage Servicing Rights

   The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs based on the relative fair value occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. To determine fair value, MSRs are stratified on the basis of certain risk characteristics including servicing fee, maturity, interest rate, repricing index, etc. Expected cash flows are determined by applying prepayment estimates to the contractual term of the serviced loans. The fair value is estimated by discounting these cash flows through the serviced loan's expected maturity date. The discount rate used is based on market yields and includes a risk premium reflecting the credit and interest rate risk inherent in each strata of servicing rights. Cash flows and fair values are calculated over a broad range of possible interest rate paths that are based on market volatility estimates, with the reported fair value representing the average value for those interest rate paths.

                            RBC CENTURA BANKS, INC.

Note 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Loan Securitizations

   During 2000, RBC Centura sold loans to FGHE, which were then securitized and sold to third parties. Upon securitization, RBC Centura received a portion of the beneficial interests in the securitized assets in the form of a subordinated interest (interest-only strips) as partial payment for the loan sale. These interest-only strips are carried in the investment portfolio as available for sale securities. The gain or loss recorded on the sale of the loans and the initial recorded value of the retained interest were calculated based on the allocated cost of the loans and the retained interest based upon the relative fair values of these instruments. RBC Centura no longer sells loans to FGHE.

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

  Goodwill and Other Intangibles

   Goodwill and other intangibles are principally comprised of goodwill and core deposit premiums. Goodwill, recorded in connection with the acquisition of Predecessor by Royal Bank, represents the excess of cost over the fair value of net assets and was assigned a life of 20 years. Under new accounting guidance discussed in the "Current Accounting Matters" section, goodwill is considered to have an infinite life and will no longer be amortized beginning in January of 2002, but rather will be subject to impairment evaluation at least annually. Core deposit premiums are amortized over 10 years. At December 31, 2001 and 2000, goodwill, net of accumulated amortization, was $1.2 billion and $117.1 million, respectively. Core deposit premiums, net of accumulated amortization, were $244.0 million and $22.8 million at December 31, 2001 and December 31, 2000, respectively.

  Other Assets and Other Liabilities

   RBC Centura has included as other assets, equipment under operating lease contracts. For the years ended December 31, 2001, 2000, and 1999, $1.2 million, $2.4 million, and $6.2 million, respectively, of net operating lease rental income was recorded in other noninterest income.

   Also included in other assets during a portion of 2001 and all of 2000 was RBC Centura's investment in FGHE, which was accounted for using the equity method of accounting. At December 31, 2000, the investment in FGHE, net of accumulated amortization, was $26.0 million. Included in retained earnings at December 31, 2000 were undistributed losses from FGHE totaling $2.3 million. See Note 21 for discussion of Predecessor's decision to no longer provide credit support to FGHE and the resulting impact upon the financial position and results of operations of both Predecessor and RBC Centura.

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

  Income Taxes

   RBC Centura uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis

                            RBC CENTURA BANKS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

and the income tax basis of RBC Centura's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Derivative Financial Instruments

   Derivative financial instruments, such as interest rate swaps ("swaps"), interest rate floor and cap arrangements ("floors" and "caps," respectively), and interest rate futures and options contracts, are available to RBC Centura to assist in managing its exposure to changes in interest rates. RBC Centura has principally utilized swaps, floors and caps. The fair value of these derivatives are based on dealer quotes, third party financial models, and internal pricing analytics. RBC Centura records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The amount of hedge ineffectiveness recorded during 2001 was not considered significant. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement.

   Upon implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, RBC Centura recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a gain of approximately $27,000. Further, the initial application of SFAS 133 resulted in RBC Centura recognizing $2.6 million of derivative assets and $2.4 million of derivative liabilities in the consolidated balance sheet. The implementation did not result in any adjustments to accumulated other comprehensive income. The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income in any given reporting period. The amount of volatility is based on amounts, positions and market conditions that exist as of and during any reporting period.

  Fair Value of Financial Instruments

   The following describes the methods and assumptions used by RBC Centura to estimate the fair value of financial instruments.

   Cash and Due From Banks (including interest-bearing), Federal Funds Sold, and Accrued Interest Receivable--The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

   Investment Securities--The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

   Loans--For fair value calculations, loans are categorized by business purpose and divided into fixed and variable classifications. These classifications are further segmented into like groups based on financial characteristics such as maturity, coupon, reprice index, etc. Final maturities and expected cash flows are determined by applying prepayment estimates to the contractual term of the loans. The fair values of loans are estimated by discounting cash flows through the loan's expected maturity date. The discount rate is based on market yields that include a risk premium reflecting the credit and interest rate risk inherent in each class of loan. Cash flows and fair values are calculated over a broad range of possible future interest rate paths with the reported fair value representing the average value for those interest rate paths.

                            RBC CENTURA BANKS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

   Deposits--The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, are considered to approximate the amount payable on demand at year-end. The fair value of time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

   Borrowed Funds, Accrued Interest Payable, and Long-term Debt--The fair value of borrowed funds and accrued interest payable approximates its carrying amount due to its short-term nature. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rates are based on market rates for debt of the same remaining maturities.

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

   SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which was superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as discussed below. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. The Company has not yet determined what effect this impairment test will have on the Company's earnings and financial position. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

   SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year and retroactive application is not permitted. RBC Centura adopted the standard on January 1, 2002. Based on goodwill of $1.2 billion, RBC Centura would have, under previous accounting guidance, recorded approximately $62 million annually of goodwill amortization. With the adoption of this Statement this goodwill amortization will no longer be charged to earnings but rather the intangible goodwill asset will be evaluated periodically for impairment as noted above.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The new standard is effective for fiscal years beginning after June 15, 2002 and earlier application is encouraged. Management plans to adopt this standard on January 1, 2003 and is in the process of evaluating the impact on RBC Centura.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board ("APB") 30's requirement that discontinued operations be measured at

                            RBC CENTURA BANKS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement also amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Adoption of this standard occurred on January 1, 2002 with no associated material impact.

NOTE 2 -- OTHER COMPREHENSIVE INCOME OR LOSS

   The components of other comprehensive income or loss are summarized below for the years ended December 31:

                                                                RBC Centura                    Predecessor
                                                       ------------------------------ -----------------------------
                                                        June 6 to December 31, 2001     January 1 to June 5, 2001
                                                       ------------------------------ -----------------------------
                                                                     Tax                            Tax
                                                       Before-Tax (Expense) After-Tax Before-Tax (Expense) After-Tax
                                                         Amount    Benefit   Amount     Amount    Benefit   Amount
                                                       ---------- --------- --------- ---------- --------- ---------
                                                                                (thousands)
Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period....  $56,606   $(21,964)  $34,642   $  7,306  $ (1,885) $  5,421
   Less: Reclassification for realized gains (losses).    8,003     (3,127)    4,876     27,454   (10,597)   16,857
                                                        -------   --------   -------   --------  --------  --------
   Unrealized gains (losses), net of reclassification.   48,603    (18,837)   29,766    (20,148)    8,712   (11,436)
                                                        -------   --------   -------   --------  --------  --------
Other comprehensive income (loss).....................  $48,603   $(18,837)  $29,766   $(20,148) $  8,712  $(11,436)
                                                        =======   ========   =======   ========  ========  ========

                                                                                Predecessor
                                                       ------------------------------------------------------------
                                                        Year Ended December 31, 2000   Year Ended December 31, 1999
                                                       -----------------------------  -----------------------------
                                                                     Tax                            Tax
                                                       Before-Tax (Expense) After-Tax Before-Tax (Expense) After-Tax
                                                         Amount    Benefit   Amount     Amount    Benefit   Amount
                                                       ---------- --------- --------- ---------- --------- ---------
                                                                                (thousands)
Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period....  $ 62,758  $(24,173) $ 38,585   $(81,662)  $30,054  $(51,608)
   Less: Reclassification for realized (losses) gains.   (36,859)   13,711   (23,148)      (600)      293      (307)
                                                        --------  --------  --------   --------   -------  --------
   Unrealized gains (losses), net of reclassification.    99,617   (37,884)   61,733    (81,062)   29,761   (51,301)
Minimum pension liability adjustment..................         3        (1)        2        132       (52)       80
                                                        --------  --------  --------   --------   -------  --------
Other comprehensive income (loss).....................  $ 99,620  $(37,885) $ 61,735   $(80,930)  $29,709  $(51,221)
                                                        ========  ========  ========   ========   =======  ========

NOTE 3 -- MERGERS, ACQUISITIONS AND DIVESTITURES

   As discussed in Note 1, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, a Canadian chartered bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. The value of the transaction was approximately $2.2 billion and the business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura's tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which are being amortized over the average life of the respective instruments.

   In connection with the acquisition by Royal Bank, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill was assigned a life of 20 years while the core deposit intangible has been

                            RBC CENTURA BANKS, INC.

NOTE 3 -- MERGERS, ACQUISITIONS AND DIVESTITURES--Continued

assigned a life of 10 years. Under new accounting guidance discussed in Note 1, goodwill is considered to have an infinite life and will no longer be amortized beginning in January of 2002, but rather will be subject to impairment evaluation at least annually.

   In connection with the transaction, RBC Centura incurred merger-related and other significant charges of $91.5 million, before tax. Merger-related charges include termination of employment contracts, change of control payments, costs of the transaction including legal, accounting, and investment banking fees, cash settlement of Predecessor's outstanding stock options, and certain other expenses. Also included is a $1.9 million pension plan curtailment loss resulting from Predecessor discontinuing accruing benefits under its pension plan for all participants except for certain groups of employees.

   The following table summarizes activity for merger-related accruals for the period ended December 31, 2001 related to the June 5, 2001 acquisition by Royal
Bank:

                                                                                                  Amount
                                                                                        Initial  utilized
                                                                                       Liability  during  Remaining
                                                                                        accrued    2001    Balance
                                                                                       --------- -------- ---------
                                                                                              (in thousands)
Severance, change in control, other employee-related costs, and director-related costs  $70,335  $62,888   $ 7,447
Write-off of unrealizable assets......................................................      650      650        --
Non-employee related contract terminations............................................    1,776      935       841
Professional costs....................................................................   17,204   14,204     3,000
Other merger-related expenses.........................................................    1,555    1,555        --
                                                                                        -------  -------   -------
Merger-related expenses...............................................................  $91,520  $80,232   $11,288
                                                                                        =======  =======   =======

   RBC Centura consummated the following mergers and acquisitions during 2001, 2000, and 1999:

                                                                     Acquisition                          Shares
                                                                        Date     Assets Loans  Deposits   Issued
                                                                     ----------- ------ ------ -------- ----------
                                                                               (millions, except shares)
Acquisitions accounted for as purchases:
Security First Network Bank ("SFNB"), asset purchase and deposit
  assumption, Atlanta, GA...........................................   8/17/01   $  184 $   95  $  184          --
NCS Mortgage Services, LLC, ("NCS"), Atlanta, GA....................   3/24/00   $    1 $   --  $   --          --
Wachovia Bank ("Wachovia"), deposit assumption......................   9/21/00        6      6     138          --
Capital Advisors....................................................   1/07/99   $    1 $   --  $   --     122,865
Scotland Bancorp, Inc. ("Scotland"), Laurinburg, NC.................   2/05/99       57     41      40          --
Mergers accounted for as pooling-of-interests:
Triangle Bancorp, Inc. ("Triangle"), Raleigh, NC....................   2/18/00   $2,317 $1,536  $1,654  11,388,734
First Coastal Bankshares, Inc. ("First Coastal"), Virginia Beach, VA   3/26/99   $  527 $  433  $  380   1,706,875

   For combinations accounted for under the pooling-of-interests method, all financial data previously reported prior to the date of merger has been restated as though the entities had been combined for the periods presented. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction. The pro forma results of operations as though RBC Centura had consummated each of the acquisitions accounted for as purchases as of the beginning of the periods presented are not presented due to immateriality.

  Acquisitions Accounted for as Purchases

   On August 17, 2001, RBC Centura purchased, at book value, certain banking assets, including loans and extensions of credit, and assumed certain deposits of SFNB, an entity under the common control of Royal Bank. The transactions involved the acquisition of approximately $184 million in deposits, $95 million in loans, and $20 million in mortgage-backed securities.

                            RBC CENTURA BANKS, INC.

NOTE 3 -- MERGERS, ACQUISITIONS AND DIVESTITURES--Continued

   On March 24, 2000, Predecessor acquired the loan origination operations of NCS, based in Atlanta, Georgia. Assets acquired with the acquisition totaled approximately $1.0 million and approximately $1.1 million of goodwill was recorded. The business activities were conducted within a subsidiary of RBC Centura, NCS Mortgage Lending Company. NCS specialized in the origination of non-conforming mortgages through independent mortgage brokers and sold the production. As discussed in Note 21, Predecessor sold the operations of NCS and a majority of the associated loan portfolio during 2001.

   On September 21, 2000, Predecessor purchased four branches from Wachovia, enhancing Predecessor's presence in western North Carolina, a vibrant tourist and resort market. Predecessor assumed approximately $5.9 million in loans and $138.3 million in deposits. Goodwill and core deposit premiums of approximately $21.5 million were recorded as a result of the acquisition.

   On January 7, 1999, Predecessor acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., which were merged to form Capital Advisors, Inc. ("Capital Advisors"). With this transaction, Capital Advisors became a wholly-owned subsidiary of the Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. Approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet as a result of this purchase.

   On February 5, 1999, Predecessor completed the acquisition of Scotland, based in Laurinburg, North Carolina. Goodwill of approximately $6.6 million was recorded in other assets on the consolidated balance sheet.

  Mergers Accounted for as Pooling-of-Interests

   On February 18, 2000, Predecessor merged with Triangle, a Raleigh, North Carolina based bank holding company. Predecessor issued approximately 11.4 million shares to effect the combination and each Triangle shareholder received
0.45 shares of Predecessor common stock in exchange for each Triangle share. Triangle had assets of approximately $2.3 billion and operated 71 locations throughout North Carolina. In connection with this combination, Predecessor incurred pre-tax, merger-related charges of $26.8 million. As of December 31, 2001, $856,000 of merger-related liabilities remained on the balance sheet, a majority of which relate to remaining contractual obligations. Historical financial information presented in these consolidated financial statements has been restated to include the accounts and results of operations of Triangle.

   On March 26, 1999, Predecessor merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Predecessor common stock. This combination increased Predecessor's presence in the Hampton Roads region of Virginia by 18 banking centers. In connection with the merger, Predecessor recorded pre-tax, merger-related charges of $8.4 million.

   The following table presents the historical results of operations for Predecessor and Triangle and the consolidated results of operations after giving effect to the merger to assume that the respective mergers consummated on the last day in the year prior to the year of actual consummation:

                                                              Historical
                                                         --------------------
                                                                              Predecessor and Triangle
                                                         Predecessor Triangle    Proforma Combined
                                                         ----------- -------- ------------------------
                                                                        (In thousands)
Year ended December 31, 1999
   Net interest income, after provision for loan losses.  $306,489   $71,408          $377,897
   Noninterest income...................................   152,693    20,221           170,897*
   Noninterest expense..................................   302,063    51,619           352,323*
   Net income...........................................   104,028    26,707           130,337*

--------
* Reflects intercompany eliminations and adjustments made to conform accounting policies between the combined entities.

                            RBC CENTURA BANKS, INC.

NOTE 3 -- MERGERS, ACQUISITIONS AND DIVESTITURES--Continued

   On September 30, 1999, Predecessor sold its technology leasing subsidiary, CLG, Inc. The pretax net gain recorded on this sale was $4.9 million.

   On September 29, 2001, RBC Centura divested its interest in FGHE. See Note 21 for further discussion of the impact upon RBC Centura.

NOTE 4 -- INVESTMENT SECURITIES

   A summary of investment securities by type at December 31 follows:

                                                2001                                        2000
                             ------------------------------------------- -------------------------------------------
                             Amortized  Unrealized Unrealized   Fair     Amortized  Unrealized Unrealized   Fair
                               Cost       Gains      Losses     Value      Cost       Gains      Losses     Value
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Held to maturity:
U.S. Treasury............... $       --  $    --    $    --   $       -- $   24,944  $   265    $    --   $   25,209
U.S. government agencies and
 corporations...............         --       --         --           --      3,932      120         --        4,052
State and municipal.........         --       --         --           --     20,000      421          1       20,420
Other securities............         --       --         --           --        617       --         --          617
                             ----------  -------    -------   ---------- ----------  -------    -------   ----------
Total held to maturity...... $       --  $    --    $    --   $       -- $   49,493  $   806    $     1   $   50,298
                             ==========  =======    =======   ========== ==========  =======    =======   ==========
Available for sale:
U.S. Treasury............... $   81,573  $   532    $    --   $   82,105 $  103,225  $   750    $     7   $  103,968
U.S. government agencies and
 corporations...............    887,484   24,307      1,805      909,986    514,750   17,173         --      531,923
Mortgage-backed securities..  2,130,172   24,112      5,538    2,148,746  1,124,234   19,469      2,484    1,141,219
Asset-backed securities.....    123,121    3,020         --      126,141    112,556      908        212      113,252
State and municipal.........     35,369       41         12       35,398     16,018       70         46       16,042
Common stock................    139,606       --         11      139,595     67,786      318      1,642       66,462
Other securities............    340,775    7,325      3,368      344,732    684,590    9,117     10,961      682,746
                             ----------  -------    -------   ---------- ----------  -------    -------   ----------
Total available for sale.... $3,738,100  $59,337    $10,734   $3,786,703 $2,623,159  $47,805    $15,352   $2,655,612
                             ==========  =======    =======   ========== ==========  =======    =======   ==========

   The following is a summary of investment securities by contractual maturity at December 31, 2001:

                                                    Available for Sale
                                                   ---------------------
                                                   Amortized
                                                     Cost     Fair Value
                                                   ---------- ----------
                                                        (thousands)
       Due in one year or less.................... $  136,723 $  134,359
       Due after one year through five years......    940,081    963,224
       Due after five years through ten years.....     59,080     60,755
       Due after ten years........................    209,317    213,883
       Mortgage-backed and asset-backed securities  2,253,293  2,274,887
       Common stock...............................    139,606    139,595
                                                   ---------- ----------
       Total...................................... $3,738,100 $3,786,703
                                                   ========== ==========

   As part of the application of purchase accounting, a premium of $11.6 million was recorded during the second quarter of 2001 as a fair value adjustment and is being amortized based on the effective yield method over the remaining life of the securities. In connection with the acquisition by Royal Bank, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura's interest rate risk position and credit risk policy with those of Royal Bank.

                            RBC CENTURA BANKS, INC.

NOTE 4 -- INVESTMENT SECURITIES--Continued

   At December 31, 2001 and 2000, investment securities with book values of approximately $1.5 billion and $1.3 billion, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 10 have been transferred to a third party or are maintained in segregated accounts.

   During 2001, the sale of securities generated gross realized gains and losses of $44.7 million and $17.3 million, respectively, by the Predecessor and gross realized gains and losses of $8.8 million and $756,000 respectively, by RBC Centura. Gross realized gains of $5.1 million and $3.6 million and gross realized losses of $42.0 million and $4.2 million were realized during 2000 and 1999, respectively. Predecessor restructured the investment portfolio during the second quarter of 2001, which resulted in $26.8 million in realized gains. Predecessor performed two restructurings of its investment portfolio during 2000. In the second quarter of 2000, Predecessor incurred losses of $22.1 million related to the restructuring of Triangle's investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Predecessor. During the third quarter of 2000, Predecessor restructured portions of its own investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities.

   During the fourth quarter of 2000, Predecessor sold a portion of its residential mortgage loans servicing released to FGHE, and such loans were included in a securitization transaction whereby Predecessor received a retained interest as part of the proceeds from the loan sale. As a result, Predecessor recognized a gain of approximately $720,000. The amount of the retained interests (based on the allocation of the previous carrying amounts) recorded on the date of sale amounted to $12.6 million. The fair value of the retained interest at December 31, 2001 and December 31, 2000 amounted to $6.2 million and $12.8 million, respectively. As of the valuation date of December 31, 2001, the prepayment speed utilized to measure the retained interests was 35 CPR ("conditional prepayment rate") for approximately 25 percent of the portfolio securitized and 20 CPR for the remaining 75 percent of the portfolio. Other key economic assumptions used to measure the retained interests as of December 31, 2001 were:

              Weighted-average life            2.16 years
              Expected credit losses    Ranging between 0.2% and
                                             20.0% per year
              Residual cash flows
                discount rate                    14.0 %

   RBC Centura performed a shock analysis upon the value of the retained interest to identify the impact upon the valuation of the residual of a 10 and a 20 percent adverse change in the assumptions used for prepayment speed, expected credit losses, and the discount rate. These changes were determined not to have a material impact upon the carrying value of the retained interest.

NOTE 5 -- LOANS

   As part of the application of purchase accounting, a premium of $70.8 million was recorded during the second quarter of 2001 as a fair value adjustment to the loan portfolio and is being amortized on a straight line basis over the average life of the loans. Most of RBC Centura's loans are with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia. A summary of loans at December 31 follows:

                                                        2001       2000
                                                     ---------- ----------
                                                          (thousands)
      Commercial, financial, and agricultural....... $2,209,478 $2,067,962
      Consumer......................................    566,450    571,375
      Real estate--mortgage.........................  3,564,239  3,646,786
      Real estate--construction and land development  1,065,979  1,025,597
      Leases........................................    193,962    254,858
      Other.........................................    119,765    105,113
                                                     ---------- ----------
      Total loans, net of unearned income........... $7,719,873 $7,671,691
                                                     ========== ==========
      Included in the above:
      Nonaccrual loans.............................. $   67,615 $   48,475
      Accruing loans past due ninety days or more...     10,410     12,338

                            RBC CENTURA BANKS, INC.

NOTE 5 -- LOANS--Continued

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 2001, 2000 and 1999 amounted to $965 million, $2.9 billion and $3.1 billion, respectively.

   During the fourth quarter of 2000, Predecessor transferred approximately $6.0 million in nonaccrual loans to other assets as management intended to sell such loans. These loans were subsequently sold during July of 2001 with no material gain or loss recognized.

   For the years ended December 31, 2001, 2000, and 1999, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $3.8 million, $2.6 million and $2.3 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $1.1 million, $901,000, and $668,000 during 2001, 2000, and 1999, respectively.

   In the normal course of business, RBC Centura previously extended credit to FGHE at prevailing interest rates and at terms similar to those granted in arms-length transactions. At December 31, 2000, total loans outstanding to FGHE were $43.6 million and are included in the consolidated balance sheets. See
Note 21 for further discussion of FGHE.

   The Bank makes loans to executive officers and directors of RBC Centura and the Bank and to their associates. It is management's opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

   A summary of changes in the allowance for loan losses follows:

                                               RBC Centura                            Predecessor
                                           -------------------- -------------------------------------------------------
                                           June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                                            December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                                           -------------------- -------------------- ----------------- -----------------
                                                                            (thousands)
AFLL at beginning of year.................       $103,044             $104,275           $ 95,500          $ 91,894
AFLL related to loans transferred or sold.           (549)                  --               (368)             (556)
Allowance for acquired loans..............             --                   --                 --               605
Provision for loan losses.................         24,382               25,420             31,815            40,828
Charge-offs...............................        (28,091)             (28,857)           (28,161)          (41,044)
Recoveries on loans previously charged-off          4,655                2,206              5,489             3,773
                                                 --------             --------           --------          --------
Net Charge-offs...........................        (23,436)             (26,651)           (22,672)          (37,271)
                                                 --------             --------           --------          --------
AFLL at end of year.......................       $103,441             $103,044           $104,275          $ 95,500
                                                 ========             ========           ========          ========

   The following tables summarize individually impaired loan information as of December 31:

                                                            2001    2000
                                                           ------- -------
                                                             (thousands)
     Individually impaired loans with related allowance... $27,387 $22,553
     Individually impaired loans with no related allowance  13,558  10,327
                                                           ------- -------
     Total individually impaired loans.................... $40,945 $32,880
                                                           ======= =======
     Allowance on individually impaired loans............. $ 7,022 $11,659

                                          2001      2000      1999
                                         ------- ----------- -------
                                                 (thousands)
           Cash basis interest income... $   143   $   155   $   141
           Average impaired loan balance  38,259    24,109    24,160

                            RBC CENTURA BANKS, INC.

NOTE 7 -- MORTGAGE SERVICING RIGHTS

   A summary of capitalized MSRs follows:

                                        RBC Centura                   Predecessor
                                    -------------------- -------------------------------------
                                    June 6, 2001 through   January 1, 2001       Year ended
                                     December 31, 2001   through June 5, 2001 December 31, 2000
                                    -------------------- -------------------- -----------------
                                                            (thousands)
Balance at beginning of period.....       $ 8,228               $6,517            $ 35,916
Purchase price premium amortization          (260)                  --                  --
MSRs capitalized...................         6,676                  767               4,354
MSRs amortized.....................        (1,673)                (328)             (4,243)
Sale of MSRs.......................            --                   --             (29,510)
                                          -------               ------            --------
Balance at end of period...........       $12,971               $6,956            $  6,517
                                          =======               ======            ========

   As part of the application of purchase accounting, a premium of $1.3 million was recorded during the second quarter of 2001 as a fair value adjustment and is being amortized based on the rate at which the underlying mortgage loans paydown. The fair value of capitalized MSRs at December 31, 2001 and 2000 was approximately $14.9 million and $10.7 million, respectively. No valuation allowance for capitalized MSRs was required at December 31, 2001 and 2000.

   During the third quarter of 2000 Predecessor sold a portion of its mortgage servicing portfolio, realizing a net gain of $13.1 million. The unpaid principal balance of the mortgage servicing portfolio sold amounted to approximately $2.1 billion. Predecessor continued to subservice these loans until April of 2001, at which time the subservicing was transferred.

NOTE 8 -- PREMISES AND EQUIPMENT

   Premises and equipment at December 31 are summarized as follows:

                                                         2001     2000
                                                       -------- --------
                                                          (thousands)
       Land........................................... $ 25,042 $ 23,002
       Buildings......................................   95,842   92,009
       Buildings and equipment under capital lease....    2,017    2,017
       Leasehold improvements.........................   29,054   19,536
       Furniture, fixtures and equipment..............  151,187  145,872
       Construction in progress.......................   10,294    9,820
                                                       -------- --------
          Total.......................................  313,436  292,256
       Less: accumulated depreciation and amortization  150,234  134,297
                                                       -------- --------
          Total premises and equipment................ $163,202 $157,959
                                                       ======== ========

   During 2001, depreciation and amortization on premises and equipment, included in operating expenses, amounted to $9.2 million for Predecessor and $12.9 million for RBC Centura. Predecessor recognized depreciation and amortization of $20.5 million, and $20.9 million in 2000 and 1999, respectively.

   RBC Centura is obligated under a number of noncancelable operating leases for banking premises with termination dates that extend up to seventeen years. RBC Centura is also obligated under short-term equipment leases, which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that RBC Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases.

                            RBC CENTURA BANKS, INC.

NOTE 8 -- PREMISES AND EQUIPMENT--Continued

   At December 31, 2001, future minimum lease payments under noncancelable operating leases were as follows (thousands):

                      2002........................ $10,335
                      2003........................   8,829
                      2004........................   8,290
                      2005........................   7,589
                      2006........................   6,467
                      Thereafter..................  28,325
                                                   -------
                      Total minimum lease payments $69,835
                                                   =======

NOTE 9 -- DEPOSITS

   At December 31, 2001, the scheduled maturities of time deposits were (thousands):

                         2002............... $2,280,355
                         2003...............    412,718
                         2004...............    101,822
                         2005...............     37,803
                         2006 and thereafter     53,495
                                             ----------
                         Total time deposits $2,886,193
                                             ==========

NOTE 10 -- BORROWED FUNDS

   At December 31, borrowed funds consisted of the following:

                                                                              2001       2000
                                                                           ---------- ----------
                                                                                (thousands)
Federal funds purchased and securities sold under agreements to repurchase $1,404,242 $1,174,981
Master notes..............................................................    369,742    324,893
Federal Home Loan Bank ("FHLB") Advances..................................         --     25,000
U.S. Treasury demand note.................................................     51,081     31,737
Other.....................................................................      5,000     10,000
                                                                           ---------- ----------
Total borrowed funds...................................................... $1,830,065 $1,566,611
                                                                           ========== ==========

   At December 31, 2001, the Bank had $2.8 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to nine months. Maturities for outstanding repurchase agreements range from overnight to two months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by RBC Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank's U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

   At December 31, 2001, $25 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to RBC Centura to provide for general liquidity needs. The rate on this line was 2.37 percent at year-end. This line is renewed on an annual basis.

                            RBC CENTURA BANKS, INC.

NOTE 10 -- BORROWED FUNDS--Continued

   The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase:

                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
                                                                            (thousands)
Federal Funds Purchased and Securities Sold Under Agreements To
  Repurchase:
Amount outstanding at December 31.............................. $1,404,242  $1,174,981  $1,149,038
Average outstanding balance....................................  1,528,251   1,199,143   1,028,347
Highest balance at any month-end...............................  1,837,594   1,317,542   1,232,305
Interest expense...............................................     62,429      75,675      51,781
Approximate Weighted-Average Interest Rate:
During the year................................................       4.08%       6.31%       5.04%
End of year....................................................       1.49        6.13        5.09

NOTE 11 -- LONG-TERM DEBT

   As part of the application of purchase accounting, a discount of $5.5 million was recorded during the second quarter of 2001 as a fair value adjustment to long-term debt and is being amortized on a straight line basis over the average life of the debt.

   Long-term debt consisted of the following at December 31:

                                                     2001       2000
                                                  ---------- ----------
                                                       (thousands)
         Federal Home Loan Bank ("FHLB") advances $1,396,819 $  839,111
         Subordinated notes held by an affiliate.    500,000         --
         Capital securities......................    117,351    119,955
         Bank notes..............................    119,884    125,000
         Obligations under capitalized leases....        504        696
         Other...................................      2,868         --
                                                  ---------- ----------
         Total long-term debt.................... $2,137,426 $1,084,762
                                                  ========== ==========

   RBC Centura's maximum borrowing capacity with the FHLB is limited to 21 percent of the Bank's total assets. At December 31, 2001, advances from the FHLB amounted to $1.4 billion, all of which were classified as long-term debt. At December 31, 2001, FHLB advances had maturities of up to 18 years with interest rates ranging between 1.0 percent and 6.2 percent. At December 31, 2000, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.7 percent. RBC Centura has a blanket collateral agreement with the FHLB whereby RBC Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, RBC Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 2001 and 2000, RBC Centura owned 705,177 shares and 431,745 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to RBC Centura by the FHLB.

   The Bank has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note is a direct, unconditional, and unsecured general obligation solely of the Bank and is not an obligation of or guaranteed by RBC Centura. Interest rate and maturity terms are negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2001 and 2000, there were $125.0 million of 6.5 percent, 10 year subordinated bank notes outstanding.

                            RBC CENTURA BANKS, INC.

NOTE 11 -- LONG-TERM DEBT--Continued

   In June 1997, CCTI, a wholly-owned statutory business trust of RBC Centura, issued $100.0 million of capital securities maturing June 2027 bearing an interest rate of 8.845 percent. CCTI also issued $3.1 million of common securities to Predecessor. CCTI invested the proceeds of $103.1 million, generated from the capital securities and common securities issuances, in 8.845 percent junior subordinated deferrable interest debentures ("junior debentures") issued by Predecessor, which upon consolidation are eliminated. The junior debentures, with a maturity date in June 2027, are the primary assets of CCTI. With respect to the capital securities, RBC Centura has irrevocably and unconditionally guaranteed CCTI's obligations.

   Also in June 1997, TCT, a wholly-owned statutory business trust of RBC Centura, issued $20.0 million of 9.375 percent capital securities maturing in June 2027. The proceeds from this issuance were used by TCT to purchase junior debentures issued by Predecessor, which upon consolidation are eliminated. The junior debentures are the sole assets of TCT. As with the capital securities described above, RBC Centura has irrevocably and unconditionally guaranteed the obligations of TCT.

   In September of 2001, RBC Centura issued $500 million in subordinated debentures to RBUS, LLC, an Illinois limited liability company and an indirect subsidiary of Royal Bank. The loan is LIBOR based, subordinated debt and is due to mature in September of 2006. The interest rate on these subordinated debentures at December 31, 2001 was 2.35 percent and RBC Centura recorded $5.2 million in interest expense during 2001.

   The trust preferred capital securities discussed above are included in tier 1 capital for regulatory capital adequacy requirements.

   At December 31, 2001, maturities of long-term debt were as follows
(thousands):

                             2002...... $  436,551
                             2003......         93
                             2004......    256,573
                             2005......         41
                             2006......    602,638
                             Thereafter    841,530
                                        ----------
                             Total..... $2,137,426
                                        ==========

NOTE 12 -- BENEFIT PLANS

   RBC Centura sponsors a noncontributory, qualified defined benefit pension plan (the "Pension Plan"), a postretirement benefit plan, and defined contribution plans (401(k)) for the benefit of its employees. RBC Centura also has an Omnibus Supplemental Executive Retirement Plan ("SERP") that provides various officers with certain benefits in excess of RBC Centura's standard pension plan.

   The Pension Plan was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain "grandfather" rules. As of April 30, 2001, no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan will be allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

                            RBC CENTURA BANKS, INC.

NOTE 12 -- BENEFIT PLANS--Continued

   The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:

                                                                    Postretirement
                                             Pension Plan Benefits     Benefits         SERP Benefits
                                             --------------------  ----------------  ------------------
                                                2001        2000    2001     2000      2001      2000
                                              --------    -------  -------  -------  --------  --------
                                                                      (thousands)
Reconciliation of Benefit Obligation
Net benefit obligation, January 1........... $ 44,063     $41,570  $ 6,701  $ 6,291  $ 13,374  $ 13,207
Service cost................................    1,332       2,695      297      240     1,830     1,109
Interest cost...............................    2,878       3,119      485      461     2,056       976
Participant contributions...................       --          --      290      260        --        --
Plan curtailment due to benefit freeze......   (8,596)         --       --       --        --        --
Plan amendments.............................       --          --       --       --    13,128    (4,250)
Actuarial loss/(gain).......................    4,554         464       78       44      (519)    3,194
Benefits paid...............................   (4,130)     (3,785)    (645)    (595)     (743)     (862)
                                              --------    -------  -------  -------  --------  --------
Net benefit obligation, December 31......... $ 40,101     $44,063  $ 7,206  $ 6,701  $ 29,126  $ 13,374
                                              ========    =======  =======  =======  ========  ========
Reconciliation of Fair Value of Plan Assets*
Fair value, January 1....................... $ 36,450     $36,529  $    --  $    --  $     --  $     --
Actual return on plan assets................   (3,983)       (260)      --       --        --        --
Employer contributions......................      125       3,966      355      335       743       862
Participant contributions...................       --          --      290      260        --        --
Benefits paid...............................   (4,130)     (3,785)    (645)    (595)     (743)     (862)
                                              --------    -------  -------  -------  --------  --------
Fair value, December 31..................... $ 28,462     $36,450  $    --  $    --  $     --  $     --
                                              ========    =======  =======  =======  ========  ========
Funded Status...............................
Funded status, December 31.................. $(11,639)    $(7,613) $(7,206) $(6,701) $(29,126) $(13,374)
Unrecognized net transition obligation......       --           1       --    2,663        --        --
Unrecognized prior service cost.............       --       2,168       --      143        --    (3,200)
Unrecognized actuarial loss/(gain)..........    3,800       7,727      102      342      (519)    4,383
                                              --------    -------  -------  -------  --------  --------
Net amount recognized....................... $ (7,839)    $ 2,283  $(7,104) $(3,553) $(29,645) $(12,191)
                                              ========    =======  =======  =======  ========  ========

--------
* The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.

   The following table sets forth amounts recognized in the consolidated financial statements for the years ended December 31:

                                                 Postretirement
                          Pension Plan Benefits     Benefits         SERP Benefits
                          --------------------- ----------------  ------------------
                             2001       2000     2001     2000      2001      2000
                           -------     ------   -------  -------  --------  --------
                                                   (thousands)
Accrued benefit liability $(7,839)    $   --    $(7,104) $(3,553) $(29,645) $(12,284)
Prepaid benefit cost.....      --      2,283         --       --        --        --
Intangible asset.........      --         --         --       --        --        93
                           -------     ------   -------  -------  --------  --------
Net amount recognized.... $(7,839)    $2,283    $(7,104) $(3,553) $(29,645) $(12,191)
                           =======     ======   =======  =======  ========  ========

                            RBC CENTURA BANKS, INC.

NOTE 12 -- BENEFIT PLANS--Continued

   The components of net periodic pension cost for the years ended December 31 are as follows:

                                                                  Postretirement
                                         Pension Plan Benefits       Benefits        SERP Benefits
                                       -------------------------  -------------- ---------------------
                                        2001     2000     1999    2001 2000 1999  2001   2000    1999
                                       -------  -------  -------  ---- ---- ---- ------ ------  ------
                                                                 (thousands)
Service cost.......................... $ 1,332  $ 2,695  $ 2,884  $297 $240 $282 $1,830 $1,109  $  906
Interest cost.........................   2,878    3,119    3,061   485  461  420  2,056    976     909
Expected return on assets.............  (2,822)  (3,193)  (3,166)   --   --   --     --     --      --
Amortization of:
   Transition asset...................      62     (105)    (107)   93  222  222     --     --      --
   Prior service cost.................      --      238      239     7   16   15     --   (701)     95
   Actuarial loss/(gain)..............     128       --      158    --   --   --     --  1,279     (19)
                                       -------  -------  -------  ---- ---- ---- ------ ------  ------
Net periodic benefit cost............. $ 1,578  $ 2,754  $ 3,069  $882 $939 $939 $3,886 $2,663  $1,891
                                       =======  =======  =======  ==== ==== ==== ====== ======  ======

   In accounting for the above plans, the following assumptions were used:

                                       Pension Plan Benefits Postretirement Benefits   SERP Benefits
                                       --------------------  ----------------------  ----------------
                                        2001     2000  1999   2001       2000  1999  2001  2000  1999
                                       ----      ----  ----   -----     ----   ----  ----  ----  ----
Weighted-average discount rate........ 7.25%     7.50% 7.50%  7.25%     7.50%  7.50% 7.25% 7.50% 7.50%
Expected return on plan assets........ 9.00      8.50  8.50     --        --     --    --    --    --
Rate of compensation increase......... 5.50      5.50  5.50     --        --     --  5.50  5.50  5.50
Assumed health care cost trend rate...   --        --    --  10.00*     5.50   5.50    --    --    --

--------
* A 10% annual rate of increase was assumed for 2001 with the rate gradually decreasing to 5% in 2006 and remaining level thereafter.

   The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:

                                                1% Increase 1% Decrease
                                                ----------- -----------
                                                      (thousands)
         Effect on:
         Service and interest cost components
           of net periodic postretirement
           benefit cost........................   $  119      $  (109)
         Accumulated postretirement benefit
           obligation..........................    1,578       (1,454)

   In addition to the expense incurred with the above plans, RBC Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:

                                                 2001    2000    1999
                                                ------- ------- -------
                                                      (thousands)
         401(k) plans.......................... $ 5,324 $ 3,965 $ 2,958
         Sales commissions.....................  15,339  14,646  14,348
         EVA-based incentive compensation......   7,387   2,956      --
                                                ------- ------- -------
         Total................................. $28,050 $21,567 $17,306
                                                ======= ======= =======

   RBC Centura's sales incentive plan rewards all sales officers for the value of products and services sold after covering the costs of their individual salaries, benefits, and other direct costs of producing new business. The Economic Value Added ("EVA(R)/1/") incentive program provides for a total EVA incentive pool for all non-sales employees based upon meeting EVA targets. Calculation of the target incorporates the ability of current net operating profits after tax to cover the annual cost of capital utilized. This plan was eliminated at the end of 2001 and replaced with other incentive arrangements. Other miscellaneous bonus and incentive awards are made primarily under individual contracts.
--------
1  EVA is a registered trademark of Stern, Stewart & Co.

                            RBC CENTURA BANKS, INC.

NOTE 13 -- STOCK OPTIONS, STOCK AWARDS AND SHAREHOLDER'S EQUITY

   In connection with the acquisition of Predecessor by Royal Bank all shares of Predecessor were converted into 1.684 common shares of Royal Bank. The value of the transaction amounted to $2.2 billion and resulted in a corresponding shareholder's equity balance at the close of business on June 5, 2001. The acquisition by Royal Bank resulted in the immediate vesting of 1.5 million options. All options were either cashed out or forfeited as a result of the merger, with the related expense recognized by Predecessor of $25.0 million for stock option payouts included within the overall merger accrual, as detailed in
Note 3.

   Predecessor previously offered various stock based compensation plans to select employees. At December 31, 2000 and 1999 Predecessor had approximately 280,000 and 1.2 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan ("Omnibus Plan") and the Directors' Deferred Compensation Plan ("Directors' Plan").

   A summary of stock option transactions occurring in prior years under these plans follows:

                                          2000               1999
                                   ------------------ ------------------
                                             Weighted           Weighted
                                             Average            Average
                                             Exercise           Exercise
                                    Shares    Price    Shares    Price
                                   --------- -------- --------- --------
        Outstanding at January 1.. 2,602,190  $43.06  2,337,843  $31.74
        Granted................... 1,447,374   35.72    833,116   60.96
        Exercised.................   351,976   16.42    459,366   15.40
        Forfeited.................   471,353   60.56    109,403   53.67
                                   ---------          ---------
        Outstanding at December 31 3,226,235   39.13  2,602,190   43.06
                                   =========          =========
        Exercisable at December 31 1,321,060  $31.19  1,315,680  $25.99

   Under APB 25, Predecessor expensed approximately $1.1 million in 2000 and $3.1 million in 1999 for employee stock awards and stock option grants. If Predecessor had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:

                                2000                  1999
                        --------------------- ---------------------
                        Pro Forma As Reported Pro Forma As Reported
                        --------- ----------- --------- -----------
                                        (thousands)
             Net income  $95,168    $98,755   $129,184   $130,337

   The weighted-average fair values of options granted during 2000 and 1999 were $10.26 and $17.67 per share, respectively. In determining the pro forma disclosure of net income, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   Directors/Employee EV A Leveraged
                                        Deferred         Options     Other
                                   ------------------ -------------- -----

     2000
        Risk free interest rates..        6.03%            5.94%      5.94%
        Dividend yield............        3.38             3.38       3.38
        Volatility................       26.00            26.00      26.00
        Expected lives (in years).        3.21             5.57       5.57

     1999
        Risk free interest rates..        5.64%            5.68%      5.68%
        Dividend yield............        1.99             1.99       1.99
        Volatility................       24.24            24.24      24.24
        Expected lives (in years).        3.09             5.46       5.46

                            RBC CENTURA BANKS, INC.

NOTE 13 -- STOCK OPTIONS, STOCK AWARDS AND SHAREHOLDER'S EQUITY--Continued

   The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

   Cash dividends paid by Predecessor were $0.70, $1.34, and $1.25 on a per share basis during 2001, 2000, and 1999, respectively, before giving effect to mergers accounted for as pooling-of-interests.

NOTE 14 -- OTHER OPERATING EXPENSE

   Other operating expense consisted of the following:

                                                 RBC Centura                            Predecessor
                                             -------------------- --------------------------------------------------------
                                             June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                                              December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                                             -------------------- -------------------- ----------------- -----------------
                                                                              (thousands)
Marketing, advertising, and public relations       $ 4,090              $ 3,996            $  7,478          $  7,827
Stationery, printing, and supplies..........         3,743                2,872               7,521             7,891
Postage.....................................         2,485                1,814               4,477             4,487
Telephone...................................         6,637                5,693              12,720            11,950
FDIC insurance..............................           794                  602               1,313             1,593
Fees for outsourced services................        13,772                9,718              19,026            17,009
Legal and professional fees.................         9,930                7,522              14,284            14,544
Other administrative........................         6,448                4,975              11,967            11,880
Other.......................................        16,826               26,213              27,764            29,530
                                                   -------              -------            --------          --------
Total other operating expense...............       $64,725              $63,405            $106,550          $106,711
                                                   =======              =======            ========          ========

NOTE 15 -- INCOME TAXES

   The components of income tax expense (benefit) for the years ended December 31 were:

                             RBC Centura                            Predecessor
                         -------------------- --------------------------------------------------------
                         June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                          December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                         -------------------- -------------------- ----------------- -----------------
                                                          (thousands)
Current:
   Federal..............       $30,725              $(4,275)            $36,314           $52,830
   State................           202                  463               4,734             4,562
                               -------              -------             -------           -------
                                30,927               (3,812)             41,048            57,392
Deferred:
   Federal..............         1,465                4,160              15,768             7,461
   State................         1,241                   87                (720)            1,281
                               -------              -------             -------           -------
                                 2,706                4,247              15,048             8,742
                               -------              -------             -------           -------
Total income tax expense       $33,633              $   435             $56,096           $66,134
                               =======              =======             =======           =======

   Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                             RBC Centura                            Predecessor
                                         -------------------- -------------------------------------------------------
                                         June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                                          December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                                         -------------------- -------------------- ----------------- -----------------
Federal statutory rate..................        35.00%                35.00%             35.00%            35.00%
Non-taxable income......................        (4.91)                 5.71              (4.06)            (2.41)
Acquisition adjustments, net............        18.20                (27.59)              2.47              1.12
State income tax, net of federal benefit         1.33                 (0.70)              1.67              2.12
Other, net..............................        (1.48)               (13.28)              1.15             (2.17)
                                                -----                ------              -----             -----
Effective tax rate......................        48.14%                (0.86)%            36.23%            33.66%
                                                =====                ======              =====             =====

                            RBC CENTURA BANKS, INC.

NOTE 15 -- INCOME TAXES--Continued

   Included in the Other category for 1999 are adjustments reducing the effective tax rate by approximately 1.7 percent resulting from adjustments from expected recoverable amounts.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are summarized as follows:

                                                RBC Centura Predecessor
                                                ----------- -----------
                                                   2001        2000
                                                ----------- -----------
                                                      (thousands)
         Deferred Tax Assets:
         Loan loss reserve.....................  $  39,879   $ 41,176
         Other reserves........................     14,763      6,475
         Deferred compensation.................     23,590     15,002
         Other assets..........................     10,549      7,167
                                                 ---------   --------
         Gross deferred tax assets.............     88,781     69,820
         Deferred Tax Liabilities:
         Premises and equipment................      5,144      3,379
         Deposits..............................     69,286         --
         Employee retirement plans.............         --      1,018
         Investment securities.................     12,160      3,167
         Leasing activities....................     87,663     65,280
         Lending activities....................     17,656         --
         Other liabilities.....................     17,493     35,614
         Unrealized investment securities gains     18,837     13,514
                                                 ---------   --------
         Gross deferred tax liabilities........    228,239    121,972
                                                 ---------   --------
         Net deferred tax liability............  $(139,458)  $(52,152)
                                                 =========   ========

   A valuation allowance for deferred tax assets was not required at December 31, 2001 or 2000. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. As part of the application of purchase accounting, the deferred tax liability was increased by the amount of $80.6 million due to fair value adjustments of the balance sheet, increased by $5.8 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling $0.3 million.

NOTE 16 -- DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

  Derivatives

   RBC Centura enters into forward commitments to sell securitized mortgages to reduce the Bank's exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale ("MLHFS") and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. The Bank had forward commitments totaling $115.0 million and $53.0 million outstanding at December 31, 2001 and 2000, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. These forward commitments have been determined to be derivatives under SFAS 133 and therefore recorded on the balance sheet at fair value. The value of these commitments was $1.1 million at December 31, 2001 and was recorded in other assets. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $144.5 million and $34.7 million at December 31, 2001 and 2000, respectively. The market value of the pipeline loans was also recorded onto the balance sheet during 2001 in accordance with SFAS 133. Pipeline loans are valued at fair value, which amounted to approximately $643,000 at December 31, 2001 and was recorded within other liabilities.

                            RBC CENTURA BANKS, INC.

NOTE 16 -- DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND
CONTINGENCIES--Continued

   In connection with its asset/liability management program, RBC Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. RBC Centura does not trade the instruments, and RBC Centura's policy governing the use of these instruments, as approved by RBC Centura's Board of Directors, does not contemplate speculation of any kind. It is not management's intent to enter into any speculative transactions.

   Interest rate swap agreements are used to reduce funding costs, allow RBC Centura to utilize diversified funding sources, and manage interest rate risk with the objective of stabilizing RBC Centura's net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans, and long-term debt to variable interest rates (or fixed rates). RBC Centura also enters into swaps in which both interest rates are floating in order to reduce its basis risk with respect to a given index.

   During 2000, Predecessor terminated certain derivative contracts and deferred the resulting net gains amounting to $3.2 million. The net gains are being amortized over the shorter of the life of the derivative instrument or the hedged item. See discussion with respect to adoption of SFAS 133 in the Derivative Financial Instruments section of Note 1.

   Interest rate swap agreements are summarized below:

                                             RBC Centura          Predecessor
                                         -------------------  -------------------
                                                 2001                 2000
                                         -------------------  -------------------
                                                   Estimated            Estimated
                                         Notional Fair Value  Notional Fair Value
                                          Amount  Gain/(Loss)  Amount  Gain/(Loss)
                                         -------- ----------- -------- -----------
                                                        (Thousands)
Corporation pays fixed/receives variable $150,205   $(4,763)  $ 43,145   $(1,020)
Corporation pays variable/receives fixed   70,570     2,814    297,000     1,204
                                         --------   -------   --------   -------
Total interest rate swaps............... $220,775   $(1,949)  $340,145   $   184
                                         ========   =======   ========   =======

   Swaps are carried on the balance sheet as components of other asset and other liabilities.

   RBC Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 2001, RBC Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

   The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default ("credit risk"), the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party ("market risk"), and the risk that amounts due to RBC Centura previously reflected in the consolidated balance sheets may not be received as a result of the default. RBC Centura's derivative financial instruments have been entered into with nationally recognized commercial and investment banking firms. As such, RBC Centura does not currently anticipate nonperformance by the counterparties. Additionally, to mitigate credit risks, RBC Centura's derivative contracts are generally governed by master netting agreements and, where appropriate, RBC Centura may obtain collateral in the form of rights to securities. The master netting agreements provide for net settlement of covered contracts with the same counterparty in the event of default by the other party.

  Commitments and Off-Balance Sheet Risk

   In the normal course of business, RBC Centura may participate in various financial instruments with off-balance sheet risk in order to satisfy the financing needs of its borrowers and to manage its exposure to interest rate risk. These financial instruments include commitments to extend credit and letters of credit.

   At December 31, 2001 and 2000, RBC Centura had commitments to extend credit of $3.0 billion, and standby letters of credit of $147.1 million and $165.0 million, respectively. With the exception of commitments to originate residential mortgage loans which are discussed above, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value.

                            RBC CENTURA BANKS, INC.

NOTE 16 -- DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND
CONTINGENCIES--Continued

   Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to RBC Centura's standard credit approval and monitoring process. RBC Centura's exposure to credit risk is represented by the contractual amount of the commitment to extend credit. In the opinion of management, there are no material commitments to extend credit that represent unusual risks. See the derivatives section above for discussion of commitments to extend credit to mortgage borrowers.

   Standby letters of credit are conditional commitments issued by RBC Centura to guarantee the performance of a customer to a third party. The risks and credit approval process involved in issuing standby letters of credit are essentially the same as that involved in commitments to extend credit. During 2000, Predecessor issued an irrevocable letter of credit in the amount of $23.5 million, supporting payments of principal and interest, for subordinated notes issued by FGHE. As of December 31, 2001 this letter of credit no longer existed as a result of the repurchase by Predecessor of the subordinated notes from the unaffiliated third party as described in Note 21.

   RBC Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income producing assets. If these commitments are drawn, RBC Centura will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

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

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time RBC Centura's entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of RBC Centura's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

   Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, RBC Centura has a substantial asset management department that contributes net fee income annually. The asset management department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment

                            RBC CENTURA BANKS, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS--Continued

and intangibles. In addition, tax ramifications related to the realization of the unrealized gains and losses on securities could have a significant effect on fair value estimates and have not been considered in any of the estimates.

   The following table presents the carrying values and estimated fair values of RBC Centura's financial instruments as of December 31 for those financial instruments whose fair values do not approximate their carrying value:

                               RBC Centura           Predecessor
                          --------------------- ---------------------
                                  2001                  2000
                          --------------------- ---------------------
                           Carrying  Estimated   Carrying  Estimated
                            Value    Value Fair   Value    Fair Value
                          ---------- ---------- ---------- ----------
                                          (thousands)
           Loans, net.... $7,616,432 $7,694,727 $7,567,416 $7,741,968
           Deposits......  7,383,060  7,412,195  7,707,140  7,735,098
           Long-term debt  2,137,426  2,199,252  1,084,762  1,131,281

   See Note 16 for information regarding the fair value of RBC Centura's derivative financial instruments at December 31, 2001 and 2000, Note 7 for information regarding the fair value of RBC Centura's capitalized mortgage servicing rights and Note 4 for investment securities fair values.

NOTE 18 -- SEGMENT INFORMATION

   RBC Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through RBC Centura's 239 banking centers and are also offered through the RBC Centura Highway, the bank's multifaceted customer access system that includes telephone banking, an extensive ATM network, PC banking, online bill payment and the Bank's suite of Internet products and services. Treasury is responsible for RBC Centura's asset/liability management including managing RBC Centura's investment portfolio.

   Business lines which do not fall within the two categories mentioned above are classified as "other." They include the asset management division, leasing division, RBC Centura Securities, Inc., and insurance products. RBC Centura's asset management division provides trust and fiduciary services as well as retirement plan design and administration. RBC Centura's leasing division offers equipment leasing products while RBC Centura Securities, Inc. offers a competitive line of brokerage services. RBC Centura divested its personal and commercial insurance business lines in 2001 and now offers credit related and life insurance products, primarily through affiliates. The 49 percent equity interest in FGHE was also included in "other" until the interest was divested in the third quarter of 2001. See Note 21 for further discussion of the divestiture of the interest in FGHE.

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

   Royal Bank acquired RBC Centura on June 5, 2001, and in accordance with "push-down" accounting established a new basis of accounting in RBC Centura's financial statements. It is generally not appropriate to combine pre and post "push down" periods; however, to make this presentation more meaningful the following information is presented for the year ended December 31, 2001. Financial information by segment as of and for the years ended December 31 follows:

                            RBC CENTURA BANKS, INC.

NOTE 18 -- SEGMENT INFORMATION--Continued

                                                                                      2001
                                                    ------------------------------------------------------------------------
                                                      Retail    Treasury    Other       Total     Adjustments    Consolidated
                                                    ---------- ----------  --------  -----------  -----------    ------------
                                                                                   (thousands)
Interest income.................................... $  546,846 $  225,112  $ 26,725  $   798,683  $   11,323 (A) $   810,006
Interest expense...................................    250,914    126,065     5,587      382,566      (7,471)(A)     375,095
Funds transfer pricing allocation..................     51,307    (43,704)  (11,508)      (3,905)      3,905 (B)          --
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net interest income................................    347,239     55,343     9,630      412,212      22,699         434,911
Provision for loan losses..........................     43,676         --     5,948       49,624         178 (C)      49,802
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net interest income after provision for loan losses    303,563     55,343     3,682      362,588      22,521         385,109
Noninterest income.................................    127,122        676    47,075      174,873      29,528 (A)     204,401
Noninterest expense................................    298,158      9,733    89,607      397,498     172,891 (A)     570,389
                                                    ---------- ----------  --------  -----------  ----------     -----------
Income before income taxes.........................    132,527     46,286   (38,850)     139,963    (120,842)         19,121
Income tax expense/(benefit).......................     49,590      4,665     3,219       57,474     (23,406)(C)      34,068
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net income......................................... $   82,937 $   41,621  $(42,069) $    82,489  $  (97,436)    $   (14,947)
                                                    ========== ==========  ========  ===========  ==========     ===========
Period-end assets.................................. $6,950,486 $3,975,120  $410,324  $11,335,930  $2,576,655 (D) $13,912,585

                                                                                      2000
                                                    -------------------------------------------------------------------------
                                                      Retail    Treasury    Other       Total     Adjustments    Consolidated
                                                    ---------- ----------  --------  -----------  -----------    ------------
                                                                                   (thousands)
Interest income.................................... $  625,391 $  228,585  $ 29,478  $   883,454  $   10,739 (A) $   894,193
Interest expense...................................    318,112    132,436     3,610      454,158      19,957 (A)     474,115
Funds transfer pricing allocation..................     62,502    (73,302)  (12,672)     (23,472)     23,472 (B)          --
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net interest income................................    369,781     22,847    13,196      405,824      14,254         420,078
Provision for loan losses..........................     18,582         --     4,066       22,648       9,167 (C)      31,815
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net interest income after provision for loan losses    351,199     22,847     9,130      383,176       5,087         388,263
Noninterest income.................................    122,072        807    42,046      164,925     (19,205)(A)     145,720
Noninterest expense................................    284,849     11,091    36,215      332,155      46,977 (A)     379,132
                                                    ---------- ----------  --------  -----------  ----------     -----------
Income before income taxes.........................    188,422     12,563    14,961      215,946     (61,095)        154,851
Income tax expense/(benefit).......................     54,954     (3,348)    2,401       54,007       2,089 (C)      56,096
                                                    ---------- ----------  --------  -----------  ----------     -----------
Net income......................................... $  133,468 $   15,911  $ 12,560  $   161,939  $  (63,184)    $    98,755
                                                    ========== ==========  ========  ===========  ==========     ===========
Period-end assets.................................. $6,838,848 $3,285,359  $207,722  $10,331,929  $1,150,080 (D) $11,482,009

                                                                                      1999
                                                    ------------------------------------------------------------------------
                                                      Retail    Treasury    Other       Total     Adjustments   Consolidated
                                                    ---------- ----------  --------  -----------  -----------   ------------
                                                                                  (thousands)
Interest income.................................... $  545,815 $  204,414  $ 40,497  $   790,726   $ 18,430 (A) $   809,156
Interest expense...................................    277,450    101,837     3,470      382,757      7,674 (A)     390,431
Funds transfer pricing allocation..................     71,997    (64,138)  (22,664)     (14,805)    14,805 (B)          --
                                                    ---------- ----------  --------  -----------   --------     -----------
Net interest income................................    340,362     38,439    14,363      393,164     25,561         418,725
Provision for loan losses..........................     35,492         --     3,668       39,160      1,668 (C)      40,828
                                                    ---------- ----------  --------  -----------   --------     -----------
Net interest income after provision for loan losses    304,870     38,439    10,695      354,004     23,893         377,897
Noninterest income.................................    120,609      1,671    49,325      171,605       (708)(A)     170,897
Noninterest expense................................    265,970     20,479    34,975      321,424     30,899 (A)     352,323
                                                    ---------- ----------  --------  -----------   --------     -----------
Income before income taxes.........................    159,509     19,631    25,045      204,185     (7,714)        196,471
Income tax expense/(benefit).......................     44,256      3,576     4,712       52,544     13,590 (C)      66,134
                                                    ---------- ----------  --------  -----------   --------     -----------
Net income......................................... $  115,253 $   16,055  $ 20,333  $   151,641   $(21,304)    $   130,337
                                                    ========== ==========  ========  ===========   ========     ===========
Period-end assets.................................. $6,677,039 $3,349,402  $397,548  $10,423,989   $962,693 (D) $11,386,682

--------
(A) Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.
(B) Reconciling item relates to the elimination of funds transfer pricing credits and charges.
(C) Reconciling item adjusts balances from cash basis to accrual method of accounting.
(D) Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, other assets and goodwill.

                            RBC CENTURA BANKS, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL DATA

   RBC Centura's principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:

Balance Sheets

                                                                                          RBC
                                                                                        Centura   Predecessor
                                                                                       ---------- -----------
                                                                                            December 31,
                                                                                       ----------------------
                                                                                         2001        2000
                                                                                       ---------- -----------
                                                                                            (thousands)
Assets
Cash and deposits in banks............................................................ $  269,911 $  211,770
Investment securities available for sale (cost of $151,656 and $137,733, respectively)    157,466    138,163
Loans to affiliate....................................................................      5,544     74,752
Investment in wholly-owned subsidiary, bank...........................................  2,314,444    950,744
Investment in wholly-owned subsidiary, other..........................................      4,890      6,387
Other assets..........................................................................     26,410     48,754
                                                                                       ---------- ----------
Total assets.......................................................................... $2,778,665 $1,430,570
                                                                                       ========== ==========
Liabilities and Shareholder's Equity
Junior subordinated debentures with affiliate......................................... $  123,929 $  123,666
Other liabilities.....................................................................    401,051    350,479
Shareholder's equity..................................................................  2,253,685    956,425
                                                                                       ---------- ----------
Total liabilities and shareholder's equity............................................ $2,778,665 $1,430,570
                                                                                       ========== ==========

Income Statements

                                                  RBC Centura                            Predecessor
                                              -------------------- -------------------------------------------------------
                                              June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                                               December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                                              -------------------- -------------------- ----------------- -----------------
                                                                               (thousands)
Income
Dividends from subsidiaries..................       $   274              $ 27,761           $153,457          $ 91,541
Other........................................        21,409                23,535             39,933            29,688
                                                    -------              --------           --------          --------
Total income.................................        21,683                51,296            193,390           121,229
Expense
Interest.....................................         9,951                 9,700             27,042            23,699
Provision for loan losses....................            --                 2,300                 --                --
Loss on equity investment....................            --                26,277                 --                --
Merger-related and other significant changes.            --                76,101                 --                --
Other........................................        10,420                 6,784             14,735            12,452
                                                    -------              --------           --------          --------
Total expenses...............................        20,371               121,162             41,777            36,151
                                                    -------              --------           --------          --------
Income before income taxes and equity in
  undistributed net income of subsidiaries...         1,312               (69,866)           151,613            85,078
Income tax (benefit)/expense.................        (3,335)              (20,196)               105            (2,753)
                                                    -------              --------           --------          --------
Income before equity in undistributed net
  income of subsidiaries.....................         4,647               (49,670)           151,508            87,831
Equity in undistributed net income of wholly-
  owned subsidiaries.........................        31,588                (1,512)           (52,753)           42,506
                                                    -------              --------           --------          --------
Net income...................................       $36,235              $(51,182)          $ 98,755          $130,337
                                                    =======              ========           ========          ========

                            RBC CENTURA BANKS, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL DATA--Continued

   The loss on equity investment does not include the loss of $15.9 million incurred by the Bank on the FGHE debenture for other than temporary impairment. Refer to Note 21 for a description of the divestiture of the interest in FGHE.

Statements of Cash Flows

                                                     RBC Centura                            Predecessor
                                                 -------------------- -------------------------------------------------------
                                                 June 6, 2001 through   January 1, 2001       Year Ended        Year Ended
                                                  December 31, 2001   through June 5, 2001 December 31, 2000 December 31, 1999
                                                 -------------------- -------------------- ----------------- -----------------
                                                                                  (thousands)
Cash Flows From Operating Activities
Net income......................................       $ 36,235            $ (51,182)          $  98,755         $130,337
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses with affiliate........             --                2,300                  --               --
Depreciation and amortization...................           (102)                 129               2,655            1,630
Losses/(gains) on sales of investment securities            212               (4,635)               (713)           1,725
(Increase)/decrease in equity in undistributed
  net income of subsidiary......................        (33,542)               1,701              50,023          (42,506)
Other...........................................        (35,459)              69,339               8,244             (371)
                                                       --------            ---------           ---------         --------
Net cash (used)/provided by operating
  activities....................................        (32,656)              17,652             158,964           90,815
                                                       --------            ---------           ---------         --------
Cash Flows From Investing Activities
Net (increase)/decrease in investment in non-
  bank subsidiary...............................         (2,084)                  --               1,730               --
Net decrease/(increase) in loan with affiliate..        113,857              (46,949)            (27,905)          24,461
Purchases of securities available for sale......        (17,563)            (123,711)           (108,350)              --
Sales, maturities and issuer calls of securities
  available for sale............................         22,074              111,907               3,452           15,775
Investment in FGHE..............................             --                   --                (170)            (490)
Net cash paid in mergers, acquisitions and
  divestitures..................................             --                   --                  --          (25,716)
Other...........................................         (8,571)                  --             (10,042)              --
                                                       --------            ---------           ---------         --------
Net cash provided/(used) by investing
  activities....................................        107,713              (58,753)           (141,285)          14,030
                                                       --------            ---------           ---------         --------
Cash Flows From Financing Activities
Net increase in borrowings......................         34,489                4,835               9,064           24,625
Issuance of common stock, net...................             --               12,622               6,083            8,340
Repurchase of common stock......................             --                   --             (20,806)         (36,385)
Cash dividends paid.............................             --              (27,761)            (53,189)         (44,556)
Other...........................................             --                   --                   9               --
                                                       --------            ---------           ---------         --------
Net cash provided/(used) by financing
  activities....................................         34,489              (10,304)            (58,839)         (47,976)
                                                       --------            ---------           ---------         --------
Increase/(decrease) in cash.....................        109,546              (51,405)            (41,160)          56,869
Cash, beginning of period.......................        160,365              211,770             252,930          196,061
                                                       --------            ---------           ---------         --------
Cash, end of period.............................       $269,911            $ 160,365           $ 211,770         $252,930
                                                       ========            =========           =========         ========
Supplemental Disclosures Of Cash Flow
  Information
Stock issued for acquisitions and other stock
  issuances, net................................       $     --            $   6,631           $   8,259         $ 14,647
Unrealized securities gains (losses), net of
  parent and subsidiary.........................         48,602              (20,148)             99,617          (81,062)

                            RBC CENTURA BANKS, INC.

NOTE 20 -- REGULATORY MATTERS

   RBC Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond ("FRB"), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 2001, RBC Centura was required to maintain a minimum balance with the FRB in the amount of $28.4 million. Subject to the regulatory restrictions, the Bank had $30.9 million available from its retained earnings at December 31, 2001 for the payment of dividends from the Bank to RBC Centura without obtaining prior regulatory approval. The Bank is prohibited, by law, from paying dividends from its capital stock account. The Bank's capital account totaled $78.2 million at December 31, 2001.

   Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets to which RBC Centura and the Bank are subject. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on RBC Centura's consolidated financial statements.

   Regulatory capital amounts and ratios are set forth in the table below. Tier 1 capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For RBC Centura, tier 1 capital also consists of capital securities described in Note 11. The remainder of total capital is tier 2 capital and includes subordinated debt or other allowed equity equivalents and a limited amount of allowance for loan losses. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

   Based on the most recent notification from its regulators, the Bank is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2001, RBC Centura and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well-capitalized status. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below which presents the capital ratios for RBC Centura and its bank subsidiary:

                                                                                          To Be Well
                                            Capital Amount        Ratio    For Capital Capitalized Under
                                         --------------------- ----------   Adequacy   Prompt Corrective
                                            2001       2000    2001  2000   Purposes   Action Provisions
                                         ---------- ---------- ----  ----  ----------- -----------------
                                              (thousands)
Total Capital (to Risk-Weighted Assets)
RBC Centura............................. $1,547,330 $1,123,190 16.5% 12.7%     8.0%      Not Applicable
RBC Centura Bank........................  1,460,476  1,022,849 15.7  11.8      8.0           10.0%
Tier I Capital (to Risk-Weighted Assets)
RBC Centura............................. $  961,226 $  919,483 10.2% 10.4%     4.0%      Not Applicable
RBC Centura Bank........................    905,283    793,625  9.7   9.1      4.0            6.0%
Tier I Leverage (to Average Assets)
RBC Centura............................. $  961,226 $  919,483  7.8%  8.1%     4.0%      Not Applicable
RBC Centura Bank........................    905,283    793,625  7.5   7.2      4.0            5.0%

NOTE 21 -- STRATEGIC EXITING OF CERTAIN MORTGAGE BUSINESSES

   During the second quarter of 2001, Predecessor made an assessment of its mortgage business with an emphasis on current and prospective interest rate and macroeconomic conditions. Predecessor reevaluated its participation in making consumer mortgages to individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in FGHE and also had a wholly-owned subsidiary, NCS. Both FGHE and NCS are primarily in the business of making mortgages to consumers with less than prime-rated credit profiles. As a result of this assessment, Predecessor decided to take actions to no longer provide credit support to these mortgage companies. The 49 percent equity interest in FGHE was accounted for under the equity method of accounting.

                            RBC CENTURA BANKS, INC.

NOTE 21 -- STRATEGIC EXITING OF CERTAIN MORTGAGE BUSINESSES--Continued

   During the second quarter of 2001, Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support. This purchase did not change Predecessor's credit exposure.

   In the second quarter, based on FGHE's inability to access the securitization market and FGHE's limited success in selling loans in the whole-loan market, management informed FGHE of management's intention to not further extend credit support or financing activities. Management estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment and the debentures discussed above. During the second quarter of 2001, a charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as a loss on equity investment in the statement of operations. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans. During the third quarter of 2001, RBC Centura recognized a recovery of $1.6 million for FGHE loans previously charged off and sold the FGHE equity interest resulting in no gain or loss.

   Certain fixed assets of NCS were sold during the second quarter of 2001. The purchaser also assumed a majority of the employees. A charge of $1.9 million was classified in merger-related and other significant charges on the statement of income, which included severance, goodwill associated with NCS, and the loss on the fixed assets sold. Predecessor retained the loan portfolio of approximately $75 million existing at sale date and recorded a provision for credit losses of $300,000 prior to the transfer of these loans to held for sale. Substantially all of the NCS loans were sold in 2001 with no associated gain or loss recognized.

NOTE 22 -- RELATED PARTY TRANSACTIONS

   In September of 2001, the Bank issued $500 million in subordinated debentures to RBUS, LLC, an Illinois limited liability company and an indirect subsidiary of Royal Bank. The loan is LIBOR based, subordinated debt and is due to mature in September of 2006. The interest rate on these subordinated debentures at December 31, 2001 was 2.35 percent and RBC Centura recorded $5.2 million in interest expense during 2001.

   The Pension Plan, prior to the acquisition of Predecessor by Royal Bank, was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain "grandfather" rules. As of April 30, 2001 no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan will be allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

   RBC Centura entered into certain contracts during 2001 with Royal Bank to receive operational assistance. RBC Centura offers telephonic banking through its multifaceted customer access system, RBC Centura Highway. Royal Bank offers assistance to RBC Centura in administering this service by providing support for all calls requiring agent assistance. RBC Centura pays Royal Bank a set monthly fee for these support services, the total of which amounted to $561,000 during 2001. Royal Bank also provides assistance to RBC Centura in the provision of services relating to RBC Centura's retail credit card lending. Under this agreement, services provided by Royal Bank to RBC Centura include account servicing, operational strategy consultation, and customer service. Expenses incurred during 2001 for services provided under this agreement amounted to $451,000.

   The Builder Finance Group ("Builder Finance"), a division of Prism Mortgage Company ("Prism"), an indirect, wholly-owned subsidiary of Royal Bank, provides loan servicing to RBC Centura for certain commercial construction loans. Builder Finance is compensated at a market rate, which is applied to the total committed loan value at the end of each month. Expenses generated by the provision of this servicing activity during 2001 amounted to $717,000.

   During the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications with the Board of Governor's of the Federal Reserve System and other applicable regulatory authorities to acquire Prism, RBC Trade Finance
(USA), Inc. ("TFI") and SFNB, three indirect, wholly-owned subsidiaries of Royal Bank. RBC Centura previously acquired

                            RBC CENTURA BANKS, INC.

NOTE 22 -- RELATED PARTY TRANSACTIONS--Continued

assets and liabilities from SFNB as described in Note 3. Prism is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing commercial residential real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. Management expects approval of all applications associated with these acquisitions by the third quarter of 2002.

NOTE 23 -- SUBSEQUENT EVENTS (UNAUDITED)

   On March 26, 2002, Royal Bank and RBC Centura announced that they executed a merger agreement (the "Merger Agreement") relating to the acquisition of Eagle Bancshares, Inc. ("Eagle"). The Merger Agreement provides for a direct or indirect wholly-owned subsidiary of RBC Centura to merge with and into Eagle. Eagle has assets totaling approximately $1.2 billion and is headquartered in Atlanta, Georgia. Under the terms of the agreement, each outstanding share of Eagle common stock will be converted into the right to receive $26.00 upon consummation of the merger. The estimated value of the transaction is approximately $153 million. The acquisition is subject to regulatory and Eagle shareholder approvals and other customary closing conditions. The transaction is expected to be completed by third quarter 2002.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   Information is incorporated by reference to Form 8-K dated December 22, 1999 as filed with the Securities and Exchange Commission.

                                   PART III

Item 10.  Directors and Executive Officers of RBC Centura

   Omitted Pursuant to General Instruction I. (2) (c) of Form 10-K.

Item 11.  Executive Compensation

   Omitted Pursuant to General Instruction I. (2) (c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Omitted Pursuant to General Instruction I. (2) (c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

   Omitted Pursuant to General Instruction I. (2) (c) of Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

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

      (b)  Current Reports on Form 8-K- None

      (c)  Exhibits

      Restated Articles of Incorporation of RBC Centura Banks, Inc.

      Amended and Restated Bylaws of RBC Centura Banks, Inc.

      Specimen certificate of RBC Centura common stock

      Amended and Restated Trust Agreement between Centura Banks, Inc., dated as of June 2, 1997, as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Trustee, and the Administrative Trustees named therein relating to $100 million Centura Capital Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")

      Guarantee Agreement, dated June 2, 1997, between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company, as Guarantee Trustee, relating to the Capital Securities

      Junior Subordinated Indenture, dated June 2, 1997, between Centura Banks, Inc. and State Street Bank and Trust Company, as Trustee relating to $103.1 million of 8.845% Junior Subordinated Deferred Interest Debentures of the Corporation

      Agreement and Plan of Merger, dated as of January 26, 2001 by and between Centura Banks, Inc. and Royal Bank of Canada

      Stock Option Agreement, dated as of January 26, 2001, by and between Centura Banks, Inc. and Royal Bank of Canada

      COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO CHARLES A. CASWELL, CHIEF FINANCIAL OFFICER OF RBC CENTURA BANKS, INC.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RBC Centura Banks, Inc. has duly caused this report to be signed on the 21/st day of March, 2002, on its behalf by the undersigned, thereunto duly authorized. /


                                        RBC CENTURA BANKS, INC.

                 /S/  JAMES T. RAGER    /S/  CHARLES A. CASWELL
                By: _________________   By: ___________________
                   James T. Rager         Charles A. Caswell
                Chairman of the Board   Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RBC Centura Banks, Inc. and in the capacities indicated on the 21st day of March, 2002.

                     Name                           Title
                     ----                           -----

             /S/  JAMES T. RAGER       Chairman of the Board, Director
         ----------------------------
                James T. Rager

            /S/  H. KEL LANDIS III    Chief Executive Officer, Director
         ----------------------------
              H. Kel Landis III

             /S/  SHAUNEEN BRUDER            President, Director
         ----------------------------
               Shauneen Bruder

             /S/  PETER W. CURRIE                 Director
         ----------------------------
               Peter W. Currie

             /S/  SCOTT M. CUSTER                 Director
         ----------------------------
               Scott M. Custer

          /S/  HAROLD A. DAWSON JR.               Director
         ----------------------------
             Harold A. Dawson Jr.

            /S/  PAUL S. MUSGROVE                Controller
         ----------------------------
               Paul S. Musgrove

           /S/  O. TRACY PARKS, III               Director
         ----------------------------
             O. Tracy Parks, III

         /S/  WILLIAM H. REDDING, JR.             Director
         ----------------------------
           William H. Redding, Jr.

          /S/  CECIL W. SEWELL, JR.               Director
         ----------------------------
             Cecil W. Sewell, Jr.

                            RBC CENTURA BANKS, INC.

                                 EXHIBIT LIST

                                                                                                             Sequential
Exhibit                                                                                                         Page
Number                                         Description of Exhibit                                          Number
------                                         ----------------------                                          ------

 3.1    Restated Articles of Incorporation of RBC Centura Banks, Inc.                                          Page 70

 3.2    Amended and Restated Bylaws of RBC Centura Banks, Inc.                                                 Page 71

 4.1    Specimen certificate of RBC Centura common stock                                                       Page 85

 4.2    Amended and Restated Trust Agreement between RBC Centura Banks, Inc., dated as of Depositor,
          State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management,
          as Trustee, and the Administrative Trustees named therein relating to $100 million Centura Capital
          Trust I, 8.845% Capital Securities, Series A (the "Capital Securities")                              *4.3(1)

 4.3    Guarantee Agreement between RBC Centura Banks, Inc., Guarantor, and State Street Bank and Trust
          Company, as Guarantee Trustee, relating to the Capital Securities                                    *4.4(1)

 4.4    Junior Subordinated Indenture between RBC Centura Banks, Inc. and State Street Bank and Trust
          Company, as Trustee relating to $103.1 million of 8.845% Junior Subordinated Deferred Interest
          Debentures of the Corporation                                                                        *4.5(1)

 10.1   Agreement and Plan of Merger, dated as of January 26, 2001, by and between RBC Centura Banks,
          Inc. and Royal Bank of Canada                                                                        *99.1(2)

 10.2   Stock Option Agreement, dated as of January 26, 2001, by and between RBC Centura Banks, Inc. and
          Royal Bank of Canada                                                                                 *99.2(2)

--------
*  Incorporation by reference from the following document as noted:
(1) Included as the identified exhibit to RBC Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(2) Included as the identified exhibit to RBC Centura Banks, Inc. Form 8-K filed February 2, 2001.