Form 10-Q
period 2002-03-31
RBC CENTURA BANKS INC
filed 2002-05-15
CIK 861461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the quarterly period ended March 31, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the transition period from __________ to ________

Commission File Number:    1-10646

                              RBC CENTURA BANKS, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

 North Carolina                                        56-1688522
-------------------------------------------------------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)

 1417 Centura Highway, Rocky Mount, North Carolina         27804
-------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

                                 (252) 454-4400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X] Yes           [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, NO PAR VALUE                   2,166,517,536 (1)
-------------------------------------------------------------------------------
    (Class of Stock)               (Shares outstanding as of April 30, 2002)

(1)  One hundred percent owned by Royal Bank of Canada.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Report with the reduced disclosure format.

                     RBC CENTURA BANKS, INC. AND PREDECESSOR

                                    FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 2002 and 2001, and December 31, 2001                                    4

         Consolidated Statements of Operations -
         Three months ended March 31, 2002 and 2001                                        5

         Consolidated Statement of Shareholder's Equity -
         Three months ended March 31, 2002                                                 6

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2002 and 2001                                        7

         Notes to Consolidated Financial Statements                                     8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     11-20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                21
Item 2.  Change in Securities and Use of Proceeds                                         21
Item 3.  Defaults Upon Senior Securities                                                  21
Item 4.  Submission of Matters to a Vote of Security Holders                              21
Item 5.  Other Information                                                                21
Item 6.  Exhibits and Reports on Form 8-K                                                 21

SIGNATURES                                                                                22

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statement of Shareholder's Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

                                                           RBC Centura         Predecessor        RBC Centura
                                                         -----------------   -----------------  -----------------
                                                                      March 31,                   December 31,
                                                         -------------------------------------  -----------------
(In thousands, except share data)                              2002                2001               2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $         241,470   $         280,354   $        289,595
Due from banks, interest-bearing                                   16,197              18,417             16,197
Federal funds sold                                                  8,857               3,654             16,459
Investment securities:
  Available for sale (cost of $3,893,345, $2,966,319
     and $3,738,100 respectively)                               3,915,302           3,033,198          3,786,703
  Held to maturity (fair value of $0,
     $46,022 and $0, respectively)                                      -              44,854                  -
Loans                                                           7,680,829           7,748,130          7,719,873
  Less allowance for loan losses                                  106,005             104,705            103,441
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                   7,574,824           7,643,425          7,616,432
Mortgage loans held for sale                                      145,620             104,131            114,966
Bank premises and equipment                                       159,856             163,262            163,202
Goodwill and intangibles                                        1,446,605             136,249          1,452,430
Other assets                                                      464,820             499,071            456,601
-----------------------------------------------------------------------------------------------------------------
Total assets                                            $      13,973,551   $      11,926,615   $     13,912,585
=================================================================================================================

LIABILITIES
Deposits:
  Demand, noninterest-bearing                           $       1,145,094   $       1,116,991   $      1,202,860
  Interest-bearing                                              5,605,946           5,765,020          5,726,714
  Time deposits over $100                                         429,190             660,150            453,486
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                              7,180,230           7,542,161          7,383,060
Borrowed funds                                                  2,002,545           1,836,679          1,830,065
Long-term debt                                                  2,231,888           1,360,047          2,137,426
Other liabilities                                                 293,895             196,894            308,349
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                              11,708,558          10,935,781         11,658,900

SHAREHOLDER'S EQUITY
Common stock, no par value,
    2,500,000,000 shares authorized; shares issued
    and outstanding of 2,166,517,536; 39,633,208;
    and 2,166,517,536 respectively                              2,187,684             277,319          2,187,684
Accumulated other comprehensive income                             13,806              39,990             29,766
Unearned compensation                                                 -                (3,717)               -
Retained earnings                                                  63,503             677,242             36,235
-----------------------------------------------------------------------------------------------------------------
Total shareholder's equity                                      2,264,993             990,834          2,253,685
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity              $      13,973,551   $      11,926,615   $     13,912,585
=================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

                                                                 RBC Centura         Predecessor
                                                               ----------------    ----------------
                                                                   For the Three Months Ended
                                                                            March 31,
                                                               ------------------------------------
(In thousands)                                                      2002                2001
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                        $         110,906   $         173,657
Investment securities:
  Taxable                                                               53,487              50,176
  Tax-exempt                                                               263                 533
Short-term investments                                                     138                 376
Mortgage loans held for sale                                             2,068               1,518
---------------------------------------------------------------------------------------------------
Total interest income                                                  166,862             226,260
---------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                28,887              74,732
Borrowed funds                                                           7,309              26,569
Long-term debt                                                          19,094              17,694
---------------------------------------------------------------------------------------------------
Total interest expense                                                  55,290             118,995
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                    111,572             107,265
Provision for loan losses                                               11,561               7,170
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    100,011             100,095

NONINTEREST INCOME
Service charges on deposit accounts                                     16,489              15,295
Credit card and related fees                                             2,321               2,124
Other service charges, commissions and fees                              6,865               9,313
Fees for trust services                                                  2,350               2,665
Mortgage income                                                          4,631               5,463
Other noninterest income                                                 4,746               9,505
Securities gains, net                                                      856                 750
---------------------------------------------------------------------------------------------------
Total noninterest income                                                38,258              45,115
---------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                               49,368              47,936
Occupancy                                                                6,631               6,367
Equipment                                                                6,857               6,754
Foreclosed real estate losses and related
   operating expense                                                       909                 605
Merger-related and other significant charges                                 -                (318)
Goodwill and intangible amortization                                     6,477               4,132
Other operating                                                         27,024              25,506
---------------------------------------------------------------------------------------------------
Total noninterest expense                                               97,266              90,982
---------------------------------------------------------------------------------------------------
Income before income taxes                                              41,003              54,228
Income tax expense                                                      13,735              18,707
---------------------------------------------------------------------------------------------------
NET INCOME                                                   $          27,268   $          35,521
===================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES

Three months ended March 31, 2002

                                                                                    Unrealized
                                           Common  Stock                               Gains          Total
                                   ----------------------------     Retained       on Securities    Shareholder's
                                       Shares          Amount       Earnings    Available for Sale     Equity
                                   -------------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2001         2,166,517,536    $ 2,187,684     $  36,235       $     29,766     $ 2,253,685
Comprehensive income:
    Net income                               -              -          27,268                -            27,268
    Unrealized losses on
    available for sale
      securities, net of tax                 -              -             -              (15,960)        (15,960)
                                                                                                    --------------
      Comprehensive income                   -              -             -                  -            11,308
                                   -------------------------------------------------------------------------------
Balance, March 31, 2002             2,166,517,536  $  2,187,684  $     63,503   $         13,806  $    2,264,993
                                   ===============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                                                                                 RBC Centura    Predecessor
                                                                                 ------------   -----------
                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
(Dollars in thousands)                                                              2002           2001
                                                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $      27,268  $     35,521
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Provision for loan losses                                                        11,561         7,170
     Depreciation on assets under operating leases                                       699         1,388
     Depreciation and amortization, excluding depreciation on assets under
     operating leases                                                                 13,440        10,046
     Amortization of purchase accounting adjustments                                  20,464           -
     Deferred income taxes                                                           (15,544)      (14,740)
     Loan fees deferred, net                                                              74          (502)
     Bond premium amortization and (discount accretion), net                          (2,240)       (1,645)
     Gains on sales of investment securities                                            (856)         (750)
     Loss on sales of foreclosed real estate                                             285           -
     Proceeds from sales of mortgage loans held for sale                             246,921       185,368
     Originations, net of principal repayments, of mortgage loans held for
     sale                                                                           (279,292)     (225,320)
     (Increase) decrease in accrued interest receivable                               (5,322)        1,126
     Decrease in accrued interest payable                                             (2,398)       (7,049)
     Net change in other assets and other liabilities                                  8,201         2,599
                                                                                 ------------   -----------
        Net cash provided (used) by operating activities                             23,261         (6,788)
                                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                                     18,495        (93,494)
Purchases of:
     Securities available for sale                                                 (560,700)      (767,810)
     Premises and equipment                                                          (3,057)       (11,729)
Proceeds from:
     Sales of securities available for sale                                          156,220       320,194
     Maturities and issuer calls of securities available for sale                    251,856       106,691
     Maturities and issuer calls of securities held to maturity                          -           4,736
     Sales of foreclosed real estate                                                   3,046         2,202
     Dispositions of premises and equipment                                              330           511
                                                                                 ------------   -----------
     Net cash used by investing activities                                          (133,810)     (438,699)
                                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                            (212,523)     (164,979)
Net increase in borrowed funds                                                       172,480       270,068
Proceeds from issuance of long-term debt                                             330,000       300,500
Repayment of long-term debt                                                         (235,135)      (27,841)
Cash dividends paid                                                                      -         (13,466)
Proceeds from issuance of common stock, net                                              -           4,553
                                                                                 ------------   -----------
     Net cash provided by financing activities                                        54,822       368,835
                                                                                 ------------   -----------

Decrease in cash and cash equivalents                                                (55,727)      (76,652)

Cash and cash equivalents at January 1                                               322,251       379,077
                                                                                 ------------   -----------
Cash and cash equivalents at March 31                                          $     266,524  $    302,425
                                                                                 ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:
     Interest                                                                  $      57,688  $    126,044
     Income taxes                                                                      9,252         4,619
Noncash transactions:
     Stock issued in purchase acquisitions and other stock issuances, net                -           1,012
     Unrealized securities (losses) gains, net                                       (26,646)       34,426
     Dividends payable                                                                   -          14,264
     Loans transferred to foreclosed property                                          2,069         3,545
                                                                                 ============   ===========

See accompanying notes to consolidated financial statements.

            RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company ("NCS"). Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company, that was accounted for under the equity method. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year.

         All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 36 to 42 of RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001. See discussion below for changes to existing accounting policy that occurred during the first quarter of 2002 for financial information by segment and goodwill and other intangibles.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder's equity.

     Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financials Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill are to be amortized over their useful lives and reviewed for impairment. As required by the standard, goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. RBC Centura completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. RBC Centura has evaluated the lives of intangible assets as required by SFAS No. 142 and no change was made regarding lives upon adoption. Based on goodwill of $1.2 billion, RBC Centura would have, under previous accounting guidance, recorded approximately $62 million annually of goodwill amortization. With the adoption of this statement this goodwill amortization will no longer be charged to earnings but rather the intangible goodwill asset will be evaluated periodically for impairment as noted above.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for RBC Centura on January 1, 2002. The adoption of this pronouncement had no impact on RBC Centura's results of operations or financial condition.

     Financial Information by Segment

            SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS 131. As a result of the acquisition of RBC Centura by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker is certain members of Royal Bank's management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

     Goodwill and Other Intangibles

         Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangibles is based on various analyses, including undiscounted cash flow projections.

NOTE 2:  MERGERS AND ACQUISITIONS

         RBC Centura incurred $91.5 million in merger-related expenses upon being acquired by Royal Bank during the second quarter of 2001. As of March 31, 2002, $11.1 million remained, primarily relating to change in control and other contract related costs.

NOTE 3: GOODWILL AND OTHER INTANGIBLES

       In accordance with SFAS 142, no goodwill amortization was recorded for the three months ended March 31, 2002. Goodwill amortization expense for the three months ended March 31, 2001 was $3.7 million. Net income adjusted to exclude this goodwill amortization would have been $39.2 million for the three months ended March 31, 2001.

       At March 31, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.0 million and $22.4 million, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.1 million and $15.7 million, respectively. At March 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $9.6 million and $8.1 million, respectively. Amortization expense on core deposits and other intangibles was $6.7 million and $60,500 for the three months ended March 31, 2002 and 2001, respectively. RBC Centura estimates that aggregate amortization expense (exclusive of that for mortgage servicing rights) will be $26.9 million for 2002, $26.9 million for 2003, $26.9 million for 2004, $26.9 million for 2005 and $26.3 million for 2006.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

         Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 2002

       The information below in response to Item 2 of Form 10-Q, Part 1, is provided pursuant to General Instruction H. (2)(a) of Form 10-Q, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

       A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. ("RBC Centura" or the "Company") and its three principal, wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I ("CCT1") and Triangle Capital Trust ("TCT"), are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. ("Predecessor") by Royal Bank of Canada ("Royal Bank"); and (x) other risks and factors identified in Predecessor's and RBC Centura's other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

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

GENERAL
-------

         The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. RBC Centura currently provides a full range of personal and commercial banking products and services, investment services and certain insurance services. These products and services are delivered through our customers' channel of preference. At March 31, 2002, RBC Centura served its customers through 238 financial stores located throughout North Carolina, South Carolina, and Virginia. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, personal computer banking, online bill payment and a suite of Internet products and services that can be found at centura.com. The contents of RBC Centura's website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

         As discussed in RBC Centura's Form 10-K for the year ended December 31, 2001, during the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications with the Board of Governor's of the Federal Reserve System and other applicable regulatory authorities to acquire Prism Mortgage Company (renamed RBC Mortgage Company as of April 8, 2002, "Prism"), RBC Trade Finance (USA), Inc. ("TFI") and Security First Network Bank ("SFNB"), three indirect, wholly-owned subsidiaries of Royal Bank. Prism is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing commercial residential real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. Management expects approval of all applications associated with these acquisitions during the second quarter of 2002.

         As previously disclosed, on March 26, 2002, Royal Bank and RBC Centura announced that they executed a merger agreement (the "Merger Agreement") relating to the acquisition of Eagle Bancshares, Inc. ("Eagle"). The Merger Agreement provides for a direct or indirect wholly-owned subsidiary of RBC Centura to merge with and into Eagle. Eagle has assets totaling approximately $1.2 billion and is headquartered in Atlanta, Georgia. Under the terms of the agreement, each outstanding share of Eagle common stock will be converted into the right to receive $26.00 upon consummation of the merger. The estimated value of the transaction is approximately $153.0 million. The acquisition is subject to regulatory and Eagle shareholder approvals and other customary closing conditions. The transaction is expected to be completed by third quarter 2002.

         Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

EARNINGS SUMMARY

         Net income for the three months ended March 31, 2002 totaled $27.3 million, compared with net income of $35.5 million for the comparable period in 2001. Key factors responsible for RBC Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

         Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $11.6 billion for the three months ended March 31, 2002, an increase of $830.3 million or 7.7 percent over the average balance for the first quarter of 2001. Period-end interest-earning assets were $11.8 billion at March 31, 2002, an increase of $112.6 million over December 31, 2001's balance of $11.7 billion. As discussed below, most of the growth experienced took place in the investment portfolio.

         For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis" and Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

         Loans represent the largest component of interest-earning assets. Loans ended the period at $7.7 billion, decreasing slightly by $39.0 million from the balance as of December 31, 2001. Table 1, "Loan Portfolio" provides a summary of the loan portfolio and mix percentages as of March 31, 2002, March 31, 2001 and December 31, 2001.

         Average loans decreased by $63.4 million during the first quarter of 2002 when compared to the year earlier period. Most of this fluctuation was the result of a continued decreased emphasis on the leasing product as normal amortization of existing leases resulted in $60.8 million of the overall $63.4 million decline. Average consumer loans (equity lines, installment loans, residential mortgage, and other credit line loans) increased by $133.7 million from the first quarter of 2001 to the first quarter of 2002, 69.7 million of which related to loans acquired from SFNB. The increase in consumer loans was counterbalanced by a $136.3 million decrease in commercial loans between comparable quarters resulting from the economic slowdown.

         Taxable equivalent interest earned on the loan portfolio for the three months ended March 31, 2002 and 2001 totaled $111.1 million and $174.0 million, respectively. The declining rate environment resulted in a $61.3 million decrease in interest income while a marginal decrease in loan volume generated a $1.5 million interest income reduction. Overall, the loan portfolio yielded 5.83 percent for the first three months of 2002 compared with 9.05 percent during the first three months of 2001, mainly due to the declining rate environment that prevailed during 2001. Also contributing 59 basis points to the decline was the amortization of loan premiums recorded as a result of the acquisition by Royal Bank.

Investment Securities

         The investment portfolio provides RBC Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the first quarter of 2002 at $3.9 billion, an increase of 3.4 percent from a December 31, 2001 balance of $3.8 billion. For the first quarter of 2002, the investment portfolio, gross, averaged $3.8 billion compared with an average of $2.9 billion during the first quarter of 2001. The investment portfolio growth provided an additional means of leveraging capital while experiencing relatively consistent loan volume.

         The available for sale ("AFS") investment portfolio is used as a part of RBC Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and also to provide bank liquidity. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At March 31, 2002, AFS investments had a market value of $3.9 billion, up $128.6 million compared to December 31, 2001. Included in the market value of the AFS portfolio as of March 31, 2002 are unrealized gains of $22.0 million, $13.8 million net of tax, compared with unrealized gains of $48.6 million, $29.8 million net of tax as of December 31, 2001. The change in unrealized gains/losses was mainly due to an increase in medium and long-term interest rates subsequent to December 31, 2001 that served to decrease the market value of fixed income securities.

FUNDING SOURCES

         Total funding includes deposits, short-term borrowings and long-term debt and averaged $11.3 billion for the three-month period ended March 31, 2002, increasing $695.8 million or 6.6 percent over the $10.6 billion average experienced during the three months ended March 31, 2001. The cost of interest bearing liabilities during the first three quarters of 2002 was 2.19 percent compared with 5.04 percent during the first three months of 2001. The 285 basis point drop was predominantly due to the decreasing interest rate environment, but also reflects a 40 basis point decrease resulting from the accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank.

Deposits

         Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CDs") and transaction accounts, ended the period at $7.2 billion, down $202.8 million from its December 31, 2001 balance of $7.4 billion. Most of the decrease occurred within the CD portfolio as this component of the deposit portfolio declined by $181.6 million. The decline in CDs was principally attributable to the attrition of single-service CD accounts, acquired in a previous merger, with which RBC Centura was unable to establish multiple service relationships.

         Total deposits averaged $7.2 billion for the first three months of 2002 as compared to the $7.5 billion averaged for the first quarter of 2001. This decline occurred almost exclusively in CDs as the average balance of the remaining deposit account types increased by $424.9 million. Table 2, "Average Deposit Mix" details average balances for the deposit portfolio and the mix of deposits for the three months ended March 31, 2002 and 2001. The annualized average cost of total interest-bearing deposits for the first quarter of 2002 was 1.92 percent, a decrease of 280 basis points compared to the year-earlier period, influenced by the accretion of time deposit discounts, the rate environment, and product mix. The accretion of the purchase accounting discount accounted for 64 basis points of the overall decrease in the cost of interest bearing deposits.

Other Funding Sources

         Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds decreased by $109.8 million from the three months ended March 31, 2001 to average $1.9 billion for the three months ended March 31, 2002 as the $373.0 million decrease in securities sold under repurchase agreements exceeded the $257.6 million increase in federal funds purchased. The first quarter 2002 cost of funds for short-term borrowings declined 384 basis points from prior year's first quarter to a rate of 1.58 percent. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001. As depicted in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" interest expense on short-term borrowed funds decreased by $19.3 million between periods, as the effect of lower interest rates accounted for $17.9 million of the decline while the remaining fluctuation was driven by volume variance.

         Long-term debt consists predominantly of Federal Home Loan Bank ("FHLB") advances, capital securities and subordinated bank notes and ended the period at $2.2 billion compared to $2.1 billion as of December 31, 2001. Long-term debt averaged $2.2 billion for the three months ended March 31, 2002 compared with $1.1 billion during the first quarter of 2001. Additional FHLB borrowings accounted for $571.5 million of the increase while the remaining increase was due to the issuance of $500 million of LIBOR based 5-year subordinated debt to an affiliate. The cost of funds for long-term debt decreased by 273 basis points to 3.44 percent for the first quarter of 2002, compared to the year-earlier period. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001. As shown in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" interest expense on long-term debt increased by $1.4 million as the $11.6 million increase generated by increasing volume exceeded the $10.2 million decrease resulting from decreasing interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income for the three months ended March 31, 2002 and 2001 was $111.6 million and $107.3 million, respectively. On a taxable equivalent basis, net interest income in the first quarter of 2002 increased $4.5 million over prior year to total $114.4 million. As shown in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" the increase in net interest income, taxable equivalent, was driven by volume variances, which contributed $8.6 million to the increase, offset by a decrease of $4.1 million due to rate variances.

          The net interest margin for the first quarter of 2002 was 3.95 percent, a 12 basis point decrease from the net interest margin of 4.07 experienced during the first quarter of 2001. The decline was predominantly due to the amortization of purchase price premiums recorded in association with the acquisition by Royal Bank, as well as the investment portfolio restructuring performed in the second quarter of 2001.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

         As of March 31, 2002 and December 31, 2001, the AFLL was $106.0 million and $103.4 million, respectively, or 1.38 percent and 1.34 percent, respectively, of total loans outstanding. The increase in the AFLL on an absolute basis and relative to total loans outstanding reflects higher provision for loan losses in the current quarter given the current economic slowdown. Refer to Table 4 "Analysis of Allowance for Loan Losses" for additional asset quality information.

         Total nonperforming assets ("NPA's") were $78.1 million at March 31, 2002, a decrease of $2.9 million over the December 31, 2001 balance of $81.0 million. NPA's as a percentage of total assets were 0.56 percent and 0.58 percent at March 31, 2002 and December 31, 2001, respectively. See Table 5, "Nonperforming Assets and Past Due Loans" for further information.

         Net charge-offs for the first quarter of 2002 were $9.0 million, compared to $6.7 million for the same period in 2001. As a percentage of average loans, net charge-offs were 0.47 percent and 0.35 percent for the first quarter of 2002 and 2001, respectively. Substantially all loans charged-off in the current quarter were commercial credits, $2.2 million of which related to five relationships. The provision for loan losses increased $4.3 million from the first quarter of 2001 to $11.6 million during the first quarter of 2002 as a result of increased net-chargeoffs recognized from period to period and the impact upon the portfolio of the economic downturn.

         Management believes the AFLL adequately cover nonperforming loans, providing coverage at 1.62 times and 1.53 times the nonperforming loan balance at March 31, 2002 and December 31, 2001, respectively.

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

NONINTEREST INCOME AND EXPENSE

         Noninterest income for the three months ended March 31, 2002, excluding gains and losses on sales of investment securities, totaled $37.4 million, down $7.0 million from the $44.4 million earned for the three months ended March 31, 2001. As a percentage of total revenues (defined as the sum of net interest income, taxable equivalent plus noninterest income excluding securities gains and losses), noninterest income was 24.7 percent and 28.8 percent for the three months ended March 31, 2002 and 2001, respectively. Including gains and losses on sales of investment securities, noninterest income was $38.3 million and $45.1 million for the quarters ended March 31, 2002 and 2001, respectively.

         Service charges on deposit accounts, comprising approximately 44.1 percent of noninterest income before gains and losses on sales of investment securities, continues to be the largest component of noninterest income. Service charges on deposits for the current period increased to $16.5 million in the current quarter from $15.3 million during the first quarter of 2001. The increase occurred predominantly within service fees on checking accounts as a result of a change to RBC Centura's price structure made in order to bring pricing in line with the current market. Brokerage commissions were down $1.7 million during the first quarter of 2002 when compared to the first quarter of 2001 due to the slowing economy and other market conditions. Insurance commissions also declined by $1.3 million from the first quarter of 2001 to the first quarter of 2002 as a result of the divestiture of the personal and commercial insurance business lines during 2001. The decline in noninterest income from the first quarter of 2001 to the first quarter of 2002 was also the result of the recognition of a $2.8 million gain during the first quarter of 2001 resulting from the sale of an interest held in a private company.

         Mortgage income for the first quarter of 2002 was $4.6 million, a decrease of approximately $832,000 over the first quarter of 2001. This decline was mainly driven by mortgage loan sale income, which was down $1.3 million as a result of the sale of the mortgage loan production facilities of NCS Mortgage Lending Company ("NCS"). Growth in the amount of capitalized mortgage servicing rights resulted in an increase of $450,000 in mortgage servicing rights amortization during the first quarter of 2002. The effect of decreasing mortgage loan sale income and increasing mortgage servicing rights amortization was partially mitigated by an increase of $1.0 million in origination fees as mortgage lending rates were generally lower during the first quarter of 2002 than the first quarter of 2001.

         Noninterest expense excluding merger-related and other significant charges totaled $97.3 million, an increase of $6.0 million over the first quarter of 2001. Personnel expenses accounted for $1.4 million of the increase between comparable periods as improved corporate performance versus preestablished targets resulted in higher incentive based compensation. Another significant contributor was intangible amortization, up $2.3 million, relating to amortization of additional core deposit intangibles established as a result of the acquisition by Royal Bank. The remaining increase in noninterest expense was spread across various other operating expense categories.

INCOME TAX EXPENSE

         Income tax expense recorded for the three months ended March 31, 2002 was $13.7 million compared to $18.7 million in the prior year period. The decrease in income tax expense was mainly the result of lower reported income as a result of a decline in noninterest income and an increase in noninterest expense over the first quarter of 2001.

EQUITY AND CAPITAL RESOURCES

         Shareholder's equity as of March 31, 2002 remained essentially unchanged from the December 31, 2001 balance of $2.3 billion. The increase in retained earnings resulting from income realized during the first quarter was counterbalanced by a decrease in the amount of unrealized gains on available for sale securities. Unrealized gains on available for sale securities, net of tax, were $13.8 million at March 31, 2002 compared with unrealized gains of $29.8 million as of December 31, 2001.

         RBC Centura's capital ratios are greater than minimums required by regulatory guidelines. It is RBC Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At March 31, 2002, RBC Centura had the required capital levels to qualify as well capitalized. See Table 6, "Capital Ratios" for a summary of capital ratios.

CURRENT ACCOUNTING ISSUES

         See Note 1 of the Notes to Consolidated Financial Statements for discussion concerning adoption of new accounting standards including SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

TABLE 1
-------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                              March 31, 2002             March 31, 2001        December 31, 2001
                                         --------------------------------------------------------------------------
(Dollars in thousands)                     Balance    % of Total     Balance    % of Total     Balance   % of Total
-------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural    $2,248,803        29.3%   $2,147,644        27.7%   $2,209,478     28.6%
Commercial mortgage                        1,180,644         15.4    1,412,197         18.2    1,199,508      15.5
Real estate construction                   1,059,321         13.8    1,074,376         13.9    1,065,979      13.7
                                         --------------------------------------------------------------------------
     Commercial loan portfolio             4,488,768         58.4    4,634,217         59.8    4,474,965      58.0
Consumer                                     545,216          7.1      562,767          7.3      566,450       7.3
Residential mortgage                       2,362,199         30.8    2,214,106         28.6    2,364,731      30.6
Leases                                       179,528          2.3      235,728          3.0      193,962       2.5
Other                                        105,118          1.4      101,312          1.3      119,765       1.6
-------------------------------------------------------------------------------------------------------------------
Total loans                               $7,680,829       100.0%   $7,748,130       100.0%   $7,719,873    100.0%
===================================================================================================================

Residential mortgage servicing
     portfolio for others - RBC Centura
     Portfolio                            $1,155,510                  $709,211                 $ 883,360
Residential mortgage servicing
     portfolio for others -
     subservicing                                  -                 2,011,753                    82,085
===================================================================================================================

TABLE 2
----------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE THREE MONTHS ENDED

                                              March 31, 2002            March 31, 2001
                                         -----------------------------------------------------
(Dollars in thousands)                     Balance      % of Total    Balance    % of Total
----------------------------------------------------------------------------------------------
Demand, noninterest bearing               $1,106,808         15.3 %  $1,063,523        14.2 %
Interest checking                          1,105,697         15.3       961,194        12.8
Money market                               1,939,151         26.9     1,766,972        23.6
Savings                                      221,804          3.1       215,104         2.9
----------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit < $100,000       1,941,294         26.9     2,398,883        32.1
  Certificates of deposit > $100,000         488,955          6.8       651,760         8.7
  IRA                                        412,950          5.7       426,670         5.7
----------------------------------------------------------------------------------------------
     Total time deposits                   2,843,199         39.4     3,477,313         46.5
----------------------------------------------------------------------------------------------
Total average deposits                    $7,216,659        100.0 %  $7,484,106        100.0 %
==============================================================================================

TABLE 3
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS

                                           Three months ended                        Three months ended
                                             March 31, 2002                            March 31, 2001
                                   --------------------------------------------------------------------------------
                                                   Interest    Average                      Interest    Average
                                     Average       Income/     Yield/         Average       Income/     Yield/
(Dollars in thousands)               Balance       Expense      Rate          Balance       Expense      Rate
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                            $    7,657,844  $  111,125       5.83 %   $  7,721,247  $    173,988      9.05 %
Taxable securities                    3,737,734      55,898       5.98        2,893,170        52,174      7.22
Tax-exempt securities                    35,030         416       4.75           36,197           786      8.69
Short-term investments                   25,531         138       2.16           27,210           376      5.54
Mortgage loans held for sale            116,225       2,068       7.12           75,878         1,518      8.00
                                   -------------   ---------                 -----------   -----------
Interest-earning assets, gross       11,572,364     169,645       5.88       10,753,702       228,842      8.54
Net unrealized gains on
  available for sale securities          63,338                                  51,672
Other assets, net                     2,247,755                                 959,722
                                   -------------                             -----------
    Total assets                 $   13,883,457                            $ 11,765,096
                                   =============                             ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest checking                $    1,105,699  $    1,357       0.50 %   $    961,194  $      3,237      1.37 %
Money market                          1,939,150       7,130       1.49        1,766,972        19,190      4.40
Savings                                 221,804         411       0.75          215,104           626      1.18
Time                                  2,843,198      19,990       2.85        3,477,313        51,679      6.03
                                   -------------   ---------                 -----------   -----------
    Total interest-bearing deposits   6,109,851      28,888       1.92        6,420,583        74,732      4.72
Borrowed funds                        1,851,478       7,309       1.58        1,961,288        26,569      5.42
Long-term debt                        2,220,027      19,094       3.44        1,146,978        17,694      6.17
                                   -------------   ---------                 -----------   -----------
Interest-bearing liabilities         10,181,356      55,291       2.19        9,528,849       118,995      5.04
Demand, noninterest-bearing           1,106,808                               1,063,523
Other liabilities                       312,602                                 188,241
Shareholder's equity                  2,282,691                                 984,483
                                   -------------                             -----------
    Total liabilities and
     shareholder's equity        $   13,883,457                            $ 11,765,096
                                   =============                             ===========

Interest rate spread                                              3.69 %                                   3.50 %

Net yield on interest-
    earning assets               $   11,572,364  $  114,354       3.95 %   $ 10,753,702  $    109,847      4.07 %
                                   =============   =========                 ===========   ===========

Taxable equivalent adjustment                    $    2,782                              $      2,582
                                                   =========                               ===========

TABLE 4
--------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                 At and for the threemonths    At and for the yearended
                                                    ended March 31,               ended December 31,
                                                ---------------------------------------------------------
(Dollars in thousands)                               2002          2001                  2001
---------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of
  period                                         $  103,441    $  104,275             $  104,275
Allowance related to loans transferred or sold         -             -                      (549)
Provision for loan losses                            11,561         7,170                 49,802
Loans charged off                                   (10,207)       (8,414)               (56,948)
Recoveries on loans previously charged off            1,210         1,674                  6,861
---------------------------------------------------------------------------------------------------------
   Net charge-offs                                   (8,997)       (6,740)               (50,087)
---------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period       $  106,005    $  104,705             $  103,441
=========================================================================================================

Loans at period-end/(1)/                         $7,680,829    $7,748,130             $7,719,873
Average loans/(1)/                                7,657,844     7,721,247              7,744,007
Nonperforming loans/(1)/                             65,387        51,301                 67,615

Allowance for loan losses to total loans/(1)/          1.38 %        1.35 %                 1.34 %
Net charge-offs to average loans                       0.47          0.35                   0.65
Allowance for loan losses to nonperforming loans/(1)/  1.62 x        2.04 x                 1.53 x
=========================================================================================================

  /(1)/ All periods presented exclude $6 million in nonperforming loans transferred to held for sale in fourth quarter 2000 and sold in third quarter 2001.

TABLE 5
---------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
                                                        March 31,                   December 31,
                                                 --------------------------------------------------
(Dollars in thousands)                              2002          2001                 2001
---------------------------------------------------------------------------------------------------
Nonperforming loans/(1)/                          $  65,387     $  51,301           $  67,615
Foreclosed property                                  12,735         7,240              13,427
---------------------------------------------------------------------------------------------------
Total nonperforming assets                        $  78,122     $  58,541           $  81,042
===================================================================================================

Nonperforming assets (NPA's) to:/(1)/
    Loans and foreclosed property.                     1.02 %        0.75 %              1.05 %
    Total assets                                       0.56          0.49                0.58
===================================================================================================

Accruing loans past due ninety days or greater    $   8,929     $  18,451           $  10,410
===================================================================================================

   /(1)/ All periods presented exclude $6 million in nonperforming loans transferred to held for sale in fourth quarter 2000 and sold in third quarter 2001.

TABLE 6
-------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                                   Tier I Capital     Total Capital   Tier I Leverage
                                                   --------------     -------------   ---------------
March 31, 2002                                               10.8 %           17.4 %            8.0 %
December 31, 2001                                            10.2             16.5              7.8
March 31, 2001                                               10.3             12.6              8.1
Minimum requirement                                           4.0              8.0              4.0

TABLE 7
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                                 Three months ended
                                                               March 31, 2002 and 2001
                                                   ----------------------------------------------------------
                                                       Income/                  Variance
                                                       Expense              Attributable to
                                                                           -----------------
(Dollars in thousands)                                Variance           Volume           Rate
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                 $   (62,863)      $  (1,530)      $ (61,333)
Taxable securities                                          3,724          13,590          (9,866)
Tax-exempt securities                                        (370)            (25)           (345)
Short-term investments                                       (238)            (22)           (216)
Mortgage loans held for sale                                  550             733            (183)
-------------------------------------------------------------------------------------------------------------
    Total interest income                                 (59,197)         12,746         (71,943)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                                        (1,880)            427          (2,307)
  Money market                                            (12,060)          1,711         (13,771)
  Savings                                                    (215)             19            (234)
  Time                                                    (31,689)         (8,147)        (23,542)
-------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                       (45,844)         (5,990)        (39,854)
Borrowed funds                                            (19,260)         (1,410)        (17,850)
Long-term debt                                              1,400          11,581         (10,181)
-------------------------------------------------------------------------------------------------------------
    Total interest expense                                (63,704)          4,181         (67,885)
-------------------------------------------------------------------------------------------------------------
    Net interest income                               $     4,507       $   8,565       $  (4,058)
=============================================================================================================

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Omitted Pursuant to General Instruction H. (2)(c) of Form 10-Q.

RBC CENTURA BANKS, INC.
PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Omitted Pursuant to General Instruction H. (2)(b) of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Omitted Pursuant to General Instruction H. (2)(b) of Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted Pursuant to General Instruction H. (2)(b) of Form 10-Q.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       None

(b)  Reports on Form 8-K:

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  RBC CENTURA BANKS, INC.
                                                  ----------------------
                                                  Registrant

Date: May 14, 2002                            By: /s/ Charles A. Caswell
                                                  ----------------------
                                                  Charles A. Caswell
                                                  Chief Financial Officer