Form 10-Q
period 2002-06-30
RBC CENTURA BANKS INC
filed 2002-08-14
CIK 861461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to ________

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

                                 [X] Yes              [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                        2,219,614,882 /(1)/
--------------------------------------------------------------------------------
           (Class of Stock)             (Shares outstanding as of July 31, 2002)

(1)  One hundred percent owned directly or indirectly by Royal Bank of Canada.


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Report with the reduced disclosure format.

                             RBC CENTURA BANKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  (a)  RBC Centura Banks, Inc. Consolidated
         Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         June 30, 2002, and December 31, 2001                                                  5

         Consolidated Statements of Operations -
         Three and Six months ended June 30, 2002 and 2001                                     6

         Consolidated Statement of Shareholder's Equity -
         Six months ended June 30, 2002                                                        7

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 2002 and 2001                                               8

         Notes to Consolidated Financial Statements                                         9-12

         (b) RBC Centura Banks, Inc. and Predecessor
         Historical Consolidated Financials Statements (Unaudited)

         Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000                                                  14

         Consolidated Statement of Operations -
         June 6, 2001 through June 30, 2001,
         April 1, 2001 through June 5, 2001,
         Three months ended June 30, 2000,
         June 6, 2001 through June 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Six months ended June 30, 2000                                                15-16

         Consolidated Statement of Shareholder's Equity -
         January 1, 2001 through June 5, 2001,
         and June 6, 2001 through June 30, 2001                                               17

         Consolidated Statement of Cash Flows -
         June 6, 2001 through June 30, 2001,
         January 1, 2001 through June 5, 2001,
         and Six months ended June 30, 2000                                                   18

         Notes to Consolidated Financial Statements                                        19-28

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                                     29-38

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        39

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                39
Item 2.  Change in Securities and Use of Proceeds                                         39
Item 3.  Defaults Upon Senior Securities                                                  39
Item 4.  Submission of Matters to a Vote of Security Holders                              39
Item 5.  Other Information                                                                39
Item 6.  Exhibits and Reports on Form 8-K                                                 39

SIGNATURES                                                                                40

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 1.  (a)  RBC Centura Banks, Inc. Consolidated Financial Statements
(Unaudited)

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statement of Shareholder's Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                           June 30,          December 31,
                                                                           --------          ------------
(In thousands, except share data)                                            2002                2001
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $    286,301        $     290,226
Due from banks, interest-bearing                                            18,531               16,197
Federal funds sold                                                           8,292               39,937
Investment securities:
  Available for sale (cost of $3,945,173 and $3,738,100
     respectively)                                                       4,037,503            3,798,889
Loans                                                                    7,769,727            7,783,383
  Less allowance for loan losses                                           107,163              103,828
---------------------------------------------------------------------------------------------------------
     Net loans                                                           7,662,564            7,679,555
Mortgage loans held for sale                                               183,505              114,966
Bank premises and equipment                                                158,325              164,138
Goodwill and intangibles                                                 1,463,398            1,452,430
Other assets                                                               426,542              497,594
---------------------------------------------------------------------------------------------------------
Total assets                                                          $ 14,244,961        $  14,053,932
=========================================================================================================

LIABILITIES
Deposits:
  Demand, noninterest-bearing                                         $  1,194,012        $   1,201,382
  Interest-bearing                                                       5,481,790            5,765,039
  Time deposits over $100                                                  628,741              463,286
---------------------------------------------------------------------------------------------------------
     Total deposits                                                      7,304,543            7,429,707
Borrowed funds                                                           1,954,545            1,830,065
Long-term debt                                                           2,326,628            2,165,355
Other liabilities                                                          269,238              315,375
---------------------------------------------------------------------------------------------------------
Total liabilities                                                       11,854,954           11,740,502

SHAREHOLDER'S EQUITY
Common stock, no par value,
     2,500,000,000 shares authorized; shares issued
     and outstanding of 2,219,614,882                                    2,357,190            2,357,190
Accumulated other comprehensive income                                      55,849               29,965
Retained earnings                                                          (23,032)             (73,725)
---------------------------------------------------------------------------------------------------------
Total shareholder's equity                                               2,390,007            2,313,430
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                            $ 14,244,961        $  14,053,932
=========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                    Three months                     Six months
                                                                   ended June 30,                  ended June 30,
                                                           -----------------------------     ---------------------------
(In thousands)                                                  2002           2001             2002           2001
----------------------------------------------------------------------------------------     ---------------------------
INTEREST INCOME
Loans, including fees                                      $    109,407    $     51,826      $  221,360      $   55,951
Investment securities:
  Taxable                                                        53,848          16,336         107,532          16,901
  Tax-exempt                                                        268             151             531             151
Short-term investments                                              144           1,093             316           2,319
Mortgage loans held for sale                                      2,786           1,298           4,854           1,298
----------------------------------------------------------------------------------------     ---------------------------
Total interest income                                           166,453          70,704         334,593          76,620
----------------------------------------------------------------------------------------     ---------------------------

INTEREST EXPENSE
Deposits                                                         33,843          20,388          63,121          23,319
Borrowed funds                                                    7,720           6,612          15,029           6,608
Long-term debt                                                   20,497           6,757          40,052           7,304
----------------------------------------------------------------------------------------     ---------------------------
Total interest expense                                           62,060          33,757         118,202          37,231
----------------------------------------------------------------------------------------     ---------------------------

NET INTEREST INCOME                                             104,393          36,947         216,391          39,389
Provision for loan losses                                        10,400           3,084          21,961           3,426
----------------------------------------------------------------------------------------     ---------------------------
Net interest income after provision for loan losses              93,993          33,863         194,430          35,963

NONINTEREST INCOME
Service charges on deposit accounts                              16,525           6,222          33,014           6,312
Credit card and related fees                                      2,028             876           4,349             876
Other service charges, commissions and fees                       6,815           2,555          13,680           2,555
Fees for trust services                                           2,320             895           4,670             895
Mortgage income                                                   5,400           2,003          10,031           2,003
Other noninterest income                                          5,516           2,407          10,275           2,407
Securities gains, net                                             1,568           1,593           2,424           1,593
----------------------------------------------------------------------------------------     ---------------------------
Total noninterest income                                         40,172          16,551          78,443          16,641
----------------------------------------------------------------------------------------     ---------------------------

NONINTEREST EXPENSE
Personnel                                                        47,669          22,758          97,037          27,220
Occupancy                                                         6,885           4,529          13,516           7,722
Equipment                                                         6,641           2,269          13,498           2,269
Foreclosed real estate losses and related
  operating expense                                                 730              87           1,639              87
Merger-related and other significant charges                          -          38,629               -          38,629
Goodwill and intangible amortization                              6,477           7,074          12,954           7,074
Other operating                                                  30,417          10,787          57,992          14,582
----------------------------------------------------------------------------------------     ---------------------------
Total noninterest expense                                        98,819          86,133         196,636          97,583
----------------------------------------------------------------------------------------     ---------------------------
Income (loss) before income taxes                                35,346         (35,719)         76,237         (44,979)
Income tax expense (benefit)                                     11,849          (9,168)         25,544         (12,527)
----------------------------------------------------------------------------------------     ---------------------------
NET INCOME (LOSS)                                          $     23,497    $    (26,551)     $   50,693      $  (32,452)
========================================================================================     ===========================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
Six months ended June 30, 2002

                                                                                                Unrealized Gains        Total
                                                       Common Stock                 Retained     on Securities      Shareholder's
                                               ---------------------------------
                                                    Shares          Amount          Earnings   Available for Sale      Equity
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2001                      2,219,614,882     $ 2,357,190      $ (73,725)       $ 29,965         $ 2,313,430
Comprehensive income:
    Net income                                              -               -         50,693               -              50,693
    Unrealized gains on available for sale
       securities, net of tax                               -               -              -          25,884              25,884
                                                                                                                     -----------
       Comprehensive income                                 -               -              -               -              76,577
                                               ----------------------------------------------------------------------------------
Balance, June 30, 2002                          2,219,614,882     $ 2,357,190      $ (23,032)       $ 55,849         $ 2,390,007
                                               ==================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                                                   Six months      Six months
                                                                                                      ended           ended
(Dollars in thousands)                                                                            June 30, 2002   June 30, 2001
                                                                                               ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                                     $  50,693        $ (32,452)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Provision for loan losses                                                                       21,961            3,426
       Depreciation on assets under operating leases                                                    1,310              377
       Depreciation and amortization, excluding depreciation on assets under operating leases          27,899           11,435
       Amortization of purchase accounting adjustments                                                 31,236              412
       Deferred income taxes                                                                          (16,816)         (14,828)
       Loan fees deferred, net                                                                            (92)             385
       Impairment loss on goodwill                                                                          -            1,900
       Impairment loss-  premises, equipment, and capitalized software held for sale                        -           27,190
       Bond premium amortization and (discount accretion), net                                          4,870              789
       Gains on sales of investment securities                                                         (2,424)          (1,593)
       Loss on sales of foreclosed real estate                                                            807                -
       Proceeds from sales of mortgage loans held for sale                                            466,364           96,891
       Originations, net of principal repayments, of mortgage loans held for sale                    (417,670)         (97,045)
       Increase in accrued interest receivable                                                         (1,450)          (4,798)
       Decrease in accrued interest payable                                                            (4,111)          (6,654)
       Net change in other assets and other liabilities                                                (2,674)         (56,390)
                                                                                                 ------------    -------------
           Net cash provided (used) by operating activities                                           159,903          (70,955)
                                                                                                 ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans                                                                      (26,688)          24,319
Purchases of:
       Securities available for sale                                                                 (905,856)        (159,957)
       Premises and equipment                                                                          (9,670)          (9,668)
       Mortgage loans held for sale from related party                                               (120,880)               -
Proceeds from:
       Sales of securities available for sale                                                         278,223           99,489
       Maturities and issuer calls of securities available for sale                                   429,894           12,459
       Sales of foreclosed real estate                                                                  6,493              548
       Dispositions of premises and equipment                                                           3,517            2,126
                                                                                                 ------------    -------------
       Net cash used by investing activities                                                         (344,967)         (30,684)
                                                                                                 ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                                  (134,857)          48,616
Net increase (decrease) in borrowed funds                                                             124,480           (3,776)
Proceeds from issuance of long-term debt                                                              460,250           50,000
Repayment of long-term debt                                                                          (298,045)          (2,448)
                                                                                                 ------------    -------------
       Net cash provided by financing activities                                                      151,828           92,392
                                                                                                 ------------    -------------

Decrease in cash and cash equivalents                                                                 (33,236)          (9,247)

Cash and cash equivalents at beginning of period                                                      346,360          526,822
                                                                                                 ------------    -------------
Cash and cash equivalents at end of period                                                          $ 313,124        $ 517,575
                                                                                                 ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
       Interest                                                                                     $ 122,313        $  43,885
       Income taxes                                                                                    34,684            5,225
Noncash transactions:
       Unrealized securities gains (losses), net                                                       43,729           17,542
       Loans transferred to foreclosed property                                                         3,204              373
                                                                                                 ============    =============

See accompanying notes to consolidated financial statements.

                    RBC CENTURA BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies

     Basis of Presentation

         As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank of Canada ("Royal Bank"), a Canadian chartered bank, merged with and into Centura Banks, Inc. ("Predecessor") and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. ("RBC Centura"). As a result of the transaction, RBC Centura became a wholly owned subsidiary of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,219,614,882 shares of common stock currently outstanding, all of which are owned directly or indirectly by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

         On June 1, 2002, RBC Centura Bank, a wholly owned subsidiary of RBC Centura completed a merger with Security First Network Bank ("SFNB"), herein referred to as the SFNB Merger. SFNB was a financial institution wholly owned by Royal Bank. RBC Centura issued approximately 53.1 million shares to an indirect wholly owned subsidiary of Royal Bank to effect the combination and acquired $66.0 million in assets ($51.2 million in loans) along with deposits of $17.4 million. SFNB offered traditional banking services over the Internet and was acquired by Royal Bank on September 30, 1998 for a purchase price of approximately $13 million, which resulted in goodwill of $2.3 million being recorded and pushed down to SFNB. Due to the fact that RBC Centura and SFNB were under common control at the time of the SFNB Merger, the transfer of the assets and liabilities of SFNB has been accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the SFNB Merger resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to June 1, 2002. This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Centura from the date of its acquisition by Royal Bank on June 5, 2001. The merger of SFNB with RBC Centura Bank was the second phase of the consolidation of Royal Bank's U.S. retail banking operations with the first phase involving the sale of certain banking assets and the assumption of certain deposits by RBC Centura Bank from SFNB on August 17, 2001. As previously disclosed, that transaction involved the acquisition of approximately $184 million in deposits and $95 million in loans.

         Reference herein to RBC Centura relates to the financial condition and the results of operations for the restated periods as discussed above. Predecessor historical results are presented separately for periods prior to and including June 5, 2001 in which common control did not exist in Item 1., Section
(b). As previously discussed, Royal Bank's basis in both RBC Centura and SFNB was "pushed down" to each respective entity and is therefore reflected in the combined balance sheet and results of operations.

         The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company ("NCS"). Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. ("FGHE"), a home equity mortgage company, that was accounted for under the equity method. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year.

         All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 36 to 42 of RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001. See discussion below for changes to existing accounting policy subsequent to December 31, 2001 for financial information by segment and goodwill and other intangibles.

         Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder's equity.

     Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill are to be amortized over their useful lives and reviewed for impairment. As required by the standard, goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. RBC Centura completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. RBC Centura has evaluated the lives of intangible assets as required by SFAS No. 142 and no change was made regarding lives upon adoption. Based on goodwill of $1.2 billion, RBC Centura would have, under previous accounting guidance, recorded approximately $62 million annually of goodwill amortization. With the adoption of this statement this goodwill amortization will no longer be charged to earnings but rather the intangible goodwill asset will be evaluated periodically for impairment as noted above.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for RBC Centura on January 1, 2002. The adoption of this pronouncement had no significant impact on RBC Centura's results of operations or financial condition.

     Financial Information by Segment

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS
131. As a result of the acquisition of RBC Centura by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker includes certain members of Royal Bank's management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

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

Note 2:  Mergers and Acquisitions

         Predecessor incurred $91.5 million in merger-related expenses upon being acquired by Royal Bank during the second quarter of 2001. These expenses are no longer reflected in the historical results of operations due to the change in reporting entity for financial statement purposes discussed in Note 1. However, these expenses are discussed in further detail in Predecessor's financial statements included in Item 1. Section (b) included herein and in the 2001 RBC Centura Form 10-K. As of June 30, 2002, approximately $11.0 million in reserves remained, primarily relating to change in control and other contractual-related costs.

         For the period from January 1, 2001 through June 30, 2001, SFNB recorded a restructuring charge of approximately $38.6 million. This restructuring related to Royal Bank's decision to consolidate its U.S. retail banking operations by completing the sale of certain SFNB assets and liabilities to the Bank on August 17, 2001, consolidating the operations of SFNB into the Bank, and selling SFNB's credit card portfolio. In conjunction with the restructuring substantially all of the employees of SFNB were terminated. As a result of the expected merger with the Bank, SFNB conducted a balance sheet review that identified assets whose carrying amounts were not recoverable. As a result of the review, $29.1 million of the total $38.6 million restructuring charge was recorded in asset impairment charges. These charges include the write-off of goodwill of $1.9 million (due to SFNB's restructuring of its Internet banking platform) and the write-off of unamortized software costs and equipment of $27.2 million (for capitalized costs associated with projects that were subsequently abandoned). The majority of the remaining components of the $38.6 million restructuring charge were severance and employee related costs of $7.2 million.

Note 3: Goodwill and Other Intangibles

         In accordance with SFAS 142, no goodwill amortization was recorded for the six months ended June 30, 2002. RBC Centura recognized $5.2 million in goodwill amortization expense for the six months ended June 30, 2001. Excluding goodwill amortization, RBC Centura would have recognized a net loss of $27.2 million for the six months ending June 30, 2001.

         At June 30, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.0 million and $29.1 million, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.1 million and $15.7 million, respectively. Amortization expense on core deposits and other intangibles was $13.0 million for the six months ended June 30, 2002 and $2.2 million for the six months ended June 30, 2001. RBC Centura estimates that aggregate amortization expense (exclusive of that for mortgage servicing rights and intangibles acquired as part of the transaction discussed in Note 6 of the Notes to Consolidated Financial Statements) will be $26.9 million for 2002, $26.9 million for 2003, $26.9 million for 2004, $26.9 million for 2005 and $26.3 million for 2006.

Note 4:  Commitments and Contingencies

         Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Note 5:  Related Party Transactions

         During 2002, RBC Centura began purchasing Adjustable Rate Mortgage loans ("ARMs") from RBC Mortgage, an indirect, wholly owned subsidiary of Royal Bank. Loans purchased during the first six months of 2002 amounted to $120.9 million and were purchased at market prices prevailing at the time of sale.

Note 6:  Subsequent Events (Unaudited)

         On July 22, 2002 RBC Centura acquired 100% of the common shares of Eagle Bancshares, Inc. ("Eagle"). The cash consideration paid with respect to the acquisition amounted to approximately $149 million. As of acquisition date, Eagle had $1.2 billion in assets ($684.7 million of which were loans), $821.7 million in deposits, and $70.8 million in stockholder's equity. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14 million, with the residual of approximately $84 million allocated to goodwill. The goodwill is not tax-deductible. The core deposit intangible will be amortized on a straight-line basis over the estimated useful life of 10 years.

RBC CENTURA BANKS, INC. AND PREDECESSOR
PART I.   FINANCIAL INFORMATION

Item 1.  (b) RBC Centura Banks, Inc. and Predecessor Historical Consolidated
           Financial Statements (Unaudited)

         Consolidated Balance Sheets

         Consolidated Statement of Operations

         Consolidated Statement of Shareholder's Equity

         Consolidated Statement of Cash Flows

         Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                          RBC Centura     Predecessor
                                                       ---------------  --------------
                                                            June 30,      December 31,
                                                       ---------------  --------------
(In thousands, except share data)                             2001           2000
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $    301,042      $    356,602
Due from banks, interest-bearing                             19,169            14,928
Federal funds sold                                            4,544             7,547
Investment securities:
  Available for sale (cost of $3,219,248
    and $2,623,159, respectively)                         3,236,580         2,655,612
  Held to maturity (fair value of $0,
    and $50,298, respectively)                                    -            49,493
Loans                                                     7,805,842         7,671,691
  Less allowance for loan losses                            103,250           104,275
-------------------------------------------------------------------------------------
    Net loans                                             7,702,592         7,567,416
Mortgage loans held for sale                                165,172            56,907
Bank premises and equipment                                 162,820           157,959
Goodwill and intangibles                                  1,492,880           146,445
Other assets                                                435,624           469,100
-------------------------------------------------------------------------------------
Total assets                                           $ 13,520,423      $ 11,482,009
=====================================================================================

LIABILITIES
Deposits:
  Demand, noninterest-bearing                          $  1,131,479      $  1,131,121
  Interest-bearing                                        5,735,952         5,871,582
  Time deposits over $100                                   516,261           704,437
-------------------------------------------------------------------------------------
    Total deposits                                        7,383,692         7,707,140
Borrowed funds                                            2,107,810         1,566,611
Long-term debt                                            1,565,359         1,084,762
Other liabilities                                           260,310           167,071
-------------------------------------------------------------------------------------
Total liabilities                                        11,317,171        10,525,584

SHAREHOLDER'S EQUITY
Common stock, no par value,
   2,500,000,000 shares authorized; shares issued
    and outstanding of 2,166,517,536
    and 39,427,056, respectively                          2,187,684           272,119
Accumulated other comprehensive income                       10,658            18,939
Unearned compensation                                             -            (4,084)
Retained earnings                                             4,910           669,451
-------------------------------------------------------------------------------------
Total shareholder's equity                                2,203,252           956,425
-------------------------------------------------------------------------------------
Total liabilities and shareholder's equity             $ 13,520,423      $ 11,482,009
=====================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                           RBC Centura           Predecessor
                                                          ------------   ----------------------------
                                                          June 6, 2001   April 1, 2001   Three months
                                                            through          through        ended
(In thousands)                                            June 30, 2001   June 5, 2001  June 30, 2000
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                     $  47,701        $ 109,329        $ 175,324
Investment securities:
  Taxable                                                    15,749           34,558           40,169
  Tax-exempt                                                    151              345              554
Short-term investments                                           89              228              792
Mortgage loans held for sale                                  1,298            1,748              879
-----------------------------------------------------------------------------------------------------
Total interest income                                        64,988          146,208          217,718
-----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                     17,023           44,312           74,947
Borrowed funds                                                6,608           14,579           22,126
Long-term debt                                                6,211           12,815           17,129
-----------------------------------------------------------------------------------------------------
Total interest expense                                       29,842           71,706          114,202
-----------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                          35,146           74,502          103,516
Provision for loan losses                                     2,432           18,250           11,920
-----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          32,714           56,252           91,596

NONINTEREST INCOME
Service charges on deposit accounts                           5,749           11,552           15,993
Credit card and related fees                                    876            1,532            2,050
Other service charges, commissions and fees                   2,555            6,269            9,125
Fees for trust services                                         895            1,516            2,758
Mortgage income                                               2,003            3,178            5,543
Other noninterest income                                      1,998            3,607            7,384
Securities gains (losses), net                                1,593           26,771           (8,950)
-----------------------------------------------------------------------------------------------------
Total noninterest income                                     15,669           54,425           33,903
-----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                    16,276           32,329           43,710
Occupancy                                                     2,122            4,196            5,778
Equipment                                                     2,269            4,687            5,881
Foreclosed real estate losses and related
   operating expense                                             87              366              444
Loss on equity investment                                         -           42,203                -
Merger-related and other significant charges                      -           91,820            4,178
Goodwill and Intangible amortization                          7,074            2,514            3,550
Other operating                                               8,346           37,537           28,733
-----------------------------------------------------------------------------------------------------
Total noninterest expense                                    36,174          215,652           92,274
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            12,209         (104,975)          33,225
Income tax expense (benefit)                                  7,299          (18,272)          12,302
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $   4,910        $ (86,703)       $  20,923
=====================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

                                                         RBC Centura                 Predecessor
                                                        -------------    ---------------------------------
                                                         June 6, 2001     January 1, 2001    Six months
                                                            through            through          ended
(In thousands)                                           June 30, 2001      June 5, 2001     June 30, 2000
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                      $  47,701          $ 282,986          $ 343,146
Investment securities:
  Taxable                                                     15,749             84,734             83,843
  Tax-exempt                                                     151                878              1,854
Short-term investments                                            89                604              1,919
Mortgage loans held for sale                                   1,298              3,266              2,388
----------------------------------------------------------------------------------------------------------
Total interest income                                         64,988            372,468            433,150
----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                      17,023            119,044            148,199
Borrowed funds                                                 6,608             41,148             45,690
Long-term debt                                                 6,211             30,509             30,937
----------------------------------------------------------------------------------------------------------
Total interest expense                                        29,842            190,701            224,826
----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                           35,146            181,767            208,324
Provision for loan losses                                      2,432             25,420             17,895
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           32,714            156,347            190,429

NONINTEREST INCOME
Service charges on deposit accounts                            5,749             26,847             31,348
Credit card and related fees                                     876              3,656              4,121
Other service charges, commissions and fees                    2,555             15,582             19,937
Fees for trust services                                          895              4,181              5,509
Mortgage income                                                2,003              8,641              9,248
Other noninterest income                                       1,998             13,112             15,814
Securities gains (losses), net                                 1,593             27,521            (23,805)
----------------------------------------------------------------------------------------------------------
Total noninterest income                                      15,669             99,540             62,172
----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Personnel                                                     16,276             80,265             87,476
Occupancy                                                      2,122             10,563             12,231
Equipment                                                      2,269             11,441             12,029
Foreclosed real estate losses and related
   operating expense                                              87                971              1,106
Loss on equity investment                                          -             42,203                  -
Merger-related and other significant charges                       -             91,502             28,516
Goodwill and Intangible Amortization                           7,074              6,284              6,167
Other operating                                                8,346             63,405             55,391
----------------------------------------------------------------------------------------------------------
Total noninterest expense                                     36,174            306,634            202,916
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             12,209            (50,747)            49,685
Income tax expense                                             7,299                435             20,727
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $   4,910          $ (51,182)         $  28,958
==========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES


Predecessor
-----------
                                                                                                      Unrealized
                                                                                                    Gains (Losses)         Total
                                                     Common Stock         Unearned      Retained    on Securities      Shareholder's
                                               -----------------------
                                                  Shares      Amount    Compensation    Earnings  Available for Sale      Equity
                                               -------------------------------------------------------------------------------------
(Dollars in thousands)
Balance, December 31, 2000                     39,427,056   $ 272,119     $ (4,084)    $ 669,451       $ 18,939         $  956,425
Comprehensive income:
  Net loss, January 1 to June 5, 2001                   -           -            -       (51,182)             -            (51,182)
  Unrealized losses on available for sale
    securities, net of taxes                            -           -            -             -        (11,436)           (11,436)
                                                                                                                        ----------
    Comprehensive income                                -           -            -             -              -            (62,618)
Common stock issued:
  Stock option plans and stock awards             495,997      13,285            -             -              -             13,285
  Restricted stock, net                                 -           -        4,084             -              -              4,084
Cash dividends declared, $0.70 per share                -           -            -       (27,761)             -            (27,761)
Other                                              49,984       2,549            -             -              -              2,549
                                              ------------------------------------------------------------------------------------
Balance, June 5, 2001                          39,973,037   $ 287,953     $      -     $ 590,508       $  7,503         $  885,964
                                              ====================================================================================

RBC Centura
-----------                                                                                       Unrealized Gains         Total
                                                     Common Stock         Unearned      Retained    on Securities      Shareholder's
                                               -----------------------
                                                  Shares      Amount    Compensation    Earnings  Available for Sale      Equity
                                               -------------------------------------------------------------------------------------
(Dollars in thousands)
Issuance of Common Stock
  on June 5, 2001                             2,166,517,536  $2,187,684   $      -     $       -       $      -         $2,187,684
Comprehensive income:
  Net income, June 6 to June 30, 2001                     -           -          -          4,910             -              4,910
  Unrealized gains on available for sale
    securities, net of taxes                              -           -          -              -        10,658             10,658
                                                                                                                        ----------
    Comprehensive income                                  -           -          -              -             -             15,568
                                              ------------------------------------------------------------------------------------
Balance, June 30, 2001                        2,166,517,536  $2,187,684   $      -     $    4,910      $ 10,658         $2,203,252
                                              ====================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                       RBC Centura                Predecessor
RBC Centura Banks, Inc. and Subsidiaries                                  --------------              -----------
                                                                          June 6, 2001     January 1, 2001    For the Six
                                                                             through           through        Months ended
(Dollars in thousands)                                                    June 30, 2001     June 5, 2001     June 30, 2000
                                                                          --------------------------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       4,910    $    (51,182)     $    28,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                      2,432          25,420           17,895
   Depreciation of assets under operating leases                                    377           2,192            3,812
   Depreciation and amortization, excluding depreciation of assets
   under operating leases                                                         9,221          20,508           19,916
   Amortization of purchase accounting adjustments                                  412               -                -
   Increase (decrease) in deferred income tax expense                             4,285         (10,802)           1,416
   Loan fees deferred, net                                                          385            (134)           1,194
   Loss on equity investment                                                          -          42,203                -
   Bond premium amortization and discount accretion, net                            789          (3,644)            (192)
   (Gains) losses on sales of available for sale securities                      (1,593)        (27,521)          23,805
   Proceeds from sales of mortgage loans held for sale                           96,891         375,348          181,521
   Originations, net of principal repayments, of mortgage loans
   held for sale                                                                (97,045)       (475,771)        (185,330)
   (Decrease) increase in accrued interest receivable                            (2,826)         10,800              341
   (Increase) decrease in accrued interest payable                               (7,884)         (3,911)           2,799
   Net change in other assets and other liabilities                             (62,977)         97,305           (4,758)
                                                                          -------------    ------------      -----------
     Net cash (used) provided by operating activities                           (52,623)            811           91,377
                                                                          -------------    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in loans                                                  4,630        (113,155)        (184,123)
Purchases of:
   Securities available for sale                                               (154,876)     (1,872,595)        (496,006)
   Premises and equipment                                                        (3,553)        (18,060)         (16,882)
   Other                                                                              -               -          (80,000)
Proceeds from:
   Sales of securities available for sale                                        99,489       1,199,303          552,874
   Maturities and issuer calls of securities available for sale                   1,993         201,026          178,355
   Maturities and issuer calls of securities held to maturity                         -           5,647           10,234
   Sales of foreclosed real estate                                                  548            (643)           5,242
   Dispositions of premises and equipment                                             -             602           11,066
Cash acquired, net of cash paid, in mergers and acquisitions                          -               -           (1,250)
                                                                          -------------    ------------      -----------
   Net cash (used) provided by investing activities                             (51,769)       (597,875)         (20,490)
                                                                          -------------    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                              35,130        (387,657)        (148,948)
Net (decrease) increase in borrowed funds                                        (3,776)        544,975          (71,382)
Proceeds from issuance of long-term debt                                         50,000         550,500          435,500
Repayment of long-term debt                                                         (19)       (126,880)        (274,890)
Cash dividends paid                                                                   -         (27,761)         (26,228)
Proceeds from issuance of common stock, net                                           -          12,622            3,915
                                                                          -------------    ------------      -----------
   Net cash provided (used) by financing activities                              81,335         565,799          (82,033)
                                                                          -------------    ------------      -----------

Decrease in cash and cash equivalents                                           (23,057)        (31,265)         (11,146)

Cash and cash equivalents at beginning of period                                347,812         379,077          424,381
                                                                          -------------    ------------      -----------
Cash and cash equivalents end of period                                   $     324,755    $    347,812      $   413,235
                                                                          =============    ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period months for:
   Interest                                                               $      37,726    $    194,613      $   222,027
   Income taxes                                                                   5,255           5,868           21,942
Noncash transactions:
   Stock issued in purchase acquisitions and other stock issuances, net               -           6,631            7,657
   Change in unrealized securities gains (losses), net                           17,333         (20,148)          17,213
   Income tax benefit from exercise of employee stock options                         -           1,843            7,657
   Loans transferred to foreclosed property                                         373           2,004            3,985
                                                                          =============    ============      ===========

See accompanying notes to consolidated financial statements.

            RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                                   (Unaudited)

Note 1:  Basis of Presentation

         As noted in the Notes to Consolidated Financial Statements included herein in Item 1. Section (a), the common control merger of RBC Centura Banks, Inc. and Security First Network Bank ("SFNB") was consummated on June 1, 2002. As a result of this merger, the historical financial statements of RBC Centura have been restated to reflect the change in reporting entity. The historical financial statements described within this section are of Predecessor (as defined below) and RBC Centura but the statements only relate to periods prior to June 30, 2001 and have been included for information purposes only. These financial statements have been combined with the restated financial information in Item 1. Section (a) for purposes of Management's Discussion and Analysis.

         At the close of business on June 5, 2001, Royal Bank of Canada ("Royal Bank"), a Canadian chartered bank, acquired all of the outstanding common stock of Centura Banks, Inc. ("Predecessor"). As a result of the transaction, Predecessor became a wholly owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank merged with and into Predecessor and the surviving corporation was Predecessor, which was re-named RBC Centura Banks, Inc. ("RBC Centura"). Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to the Predecessor relates to periods prior to and including June 5, 2001. Royal Bank's basis in RBC Centura was "pushed down" to RBC Centura and is therefore reflected in RBC Centura's balance sheet and results of operations. See Note 2 for information regarding this acquisition.

         The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly owned subsidiaries, Centura Bank (the "Bank"), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company ("NCS"). Centura Bank also has various wholly owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the periods from January 1, 2001 through June 5, 2001 and June 6, 2001 through June 30, 2001 are not necessarily indicative of the results that may be expected for the year.

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

Note 2:  Mergers and Acquisitions

         At the close of business on June 5, 2001, Royal Bank acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was re-named RBC Centura. Each share of Predecessor's outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank's basis being "pushed down" to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura's tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, and discounts of $32.3 million and $5.5 million on deposits and long-term debt, respectively, which will be amortized over the average life of the respective instruments.

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

         The following table summarizes activity for merger-related accruals for the period ended June 30, 2001 related to the June 5, 2001 acquisition by Royal
Bank:

---------------------------------------------------------------------------------------------------------------------
                                                                      Liability      Amount utilized     Remaining
                                                                   accrued during      during 2001        Balance
(in thousands)                                                          2001
---------------------------------------------------------------------------------------------------------------------
Severance,  change in control, other employee-related costs, and
director related costs                                                 $ 70,335          $ 61,303       $  9,032
Write-off of unrealizable assets                                            650               650             --
Non-employee related contract terminations                                1,776               115          1,661
Professional costs                                                       17,204            13,994          3,210
Other merger-related expenses                                             1,855             1,855             --
---------------------------------------------------------------------------------------------------------------------
Merger-related expenses                                                $ 91,820          $ 77,917       $ 13,903
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

                                                                          2001
                                    -------------------------------------------------------------------------------------
(In thousands)                          Retail     Treasury      Other         Total       Adjustments       Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest income                      $  141,535  $   54,815    $   7,156   $   203,506    $    7,690 (A)     $    211,196
Interest expense                         65,354      35,577        1,365       102,296          (748)(A)          101,548
Funds transfer pricing allocation        10,614      (8,492)      (3,581)       (1,459)        1,459 (B)               --
-------------------------------------------------------------------------------------------------------------------------
Net interest income                      86,795      10,746        2,210        99,751         9,897              109,648
Provision for loan losses                15,227          --        6,361        21,588          (906)(C)           20,682
-------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses            71,568      10,746       (4,151)       78,163        10,803               88,966
Noninterest income                       32,728         173       14,244        47,145        22,949 (A)           70,094
Loss on equity investment                    --          --       42,203        42,203            --               42,203
Noninterest expense                      72,557       2,764       27,038       102,359       107,264 (A)          209,623
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes               31,739       8,155      (59,148)      (19,254)      (73,512)             (92,766)
Income tax expense/(benefit)             12,381         822        1,765        14,968       (25,941)(C)          (10,973)
-------------------------------------------------------------------------------------------------------------------------
Net income                           $   19,358  $    7,333    $ (60,913)  $   (34,222)   $  (47,571)        $    (81,793)
=========================================================================================================================

Period-end assets                    $7,051,703  $3,446,394    $ 288,642   $10,786,739    $2,733,684 (D)     $ 13,520,423

                                                                          2000
                                    ------------------------------------------------------------------------------------
(In thousands)                        Retail      Treasury      Other        Total       Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest income                      $  152,914  $   54,104    $   7,456   $   214,474    $    3,244 (A)     $    217,718
Interest expense                         77,079      32,656          889       110,624         3,578 (A)          114,202
Funds transfer pricing allocation        15,451     (16,438)      (3,096)       (4,083)        4,083 (B)              ---
-------------------------------------------------------------------------------------------------------------------------
Net interest income                      91,286       5,010        3,471        99,767         3,749              103,516
Provision for loan losses                 5,151         ---          950         6,101         5,819 (C)           11,920
-------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses            86,135       5,010        2,521        93,666        (2,070)              91,596
Noninterest income                       31,425         147        7,423        38,995        (5,092)(A)           33,903
Noninterest expense                      69,654       2,734        9,271        81,659        10,615 (A)           92,274
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes               47,906       2,423          673        51,002       (17,777)              33,225
Income tax expense/(benefit)             14,876        (720)        (524)       13,632        (1,330)(C)           12,302
-------------------------------------------------------------------------------------------------------------------------
Net income                           $   33,030  $    3,143    $   1,197   $    37,370    $  (16,447)        $     20,923
=========================================================================================================================

Period-end assets                    $6,773,230  $3,262,477    $ 237,835   $10,273,542    $1,065,290(D)      $ 11,338,832

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

         A summary of investment securities by type at June 30, 2001 follows:

                                                           Amortized       Unrealized     Unrealized
                                                             Cost             Gains         Losses        Fair Value
                                                  -------------------------------------------------------------------
                                                                             (thousands)
Available For Sale:
U.S. Treasury ..................................         $    129,988      $      98       $   ---      $   130,086
U.S. government agencies and corporations ......              778,453          2,614           192          780,875
Mortgage-backed securities .....................            1,748,636         12,343         1,266        1,759,713
Asset-backed securities ........................              150,365          1,507             1          151,871
State and municipal ............................               38,277             40             1           38,316
Common and preferred stock .....................              260,403          1,126           358          261,171

Other securities ....................................       113,126       1,423             1         114,548
                                                        -----------    --------       -------     -----------
Total available for sale ............................   $ 3,219,248    $ 19,151       $ 1,819     $ 3,236,580
                                                        ===========    ========       =======     ===========

The following is a summary of investment securities by contractual maturity at June 30, 2001:

                                                                                      Available for Sale
                                                                                      ------------------
                                                                            Amortized Cost            Fair Value
                                                                          ---------------------------------------
                                                                                          (thousands)
Due in one year or less ..............................................       $    149,691            $   149,776
Due after one year through five years. ...............................            833,398                836,172
Due after five years through ten years ...............................             64,558                 65,566
Due after ten years ..................................................             12,197                 12,310
Mortgage-backed and asset-backed securities ..........................          1,899,001              1,911,585
Common and preferred stock ...........................................            260,403                261,171
                                                                             ------------            -----------
Total ................................................................       $  3,219,248            $ 3,236,580
                                                                             ============            ===========

         At June 30, 2001 investment securities with a book value of approximately $1.4 billion were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements.

         During 2001, the sale of securities generated gross realized gains and losses of $70.1 million and $42.6 million, respectively, by the Predecessor and gross realized gains and losses of $2.6 million and $635,000, respectively, by RBC Centura.

Note 7:  Loans

         As part of the application of purchase accounting, a premium of $70.8 million was recorded as a fair value adjustment to the loan portfolio and will be amortized on a straight-line basis over the average life of the loans. A summary of loans at June 30, 2001 follows:

                                                                     (thousands)

Commercial, financial, and agricultural ..........................  $ 2,233,051
Consumer .........................................................      590,762
Real estate-- mortgage ...........................................    3,593,977
Real estate-- construction and land development ..................    1,064,882
Leases ...........................................................      223,747
Other ............................................................       99,423
                                                                    -----------

Total loans, net of unearned income ..............................  $ 7,805,842
                                                                    ===========

Included in the above:
Nonaccrual loans .................................................  $    57,997
Accruing loans past due ninety days or more ......................        8,508

Note 8:  Allowance for Loan Losses

         A summary of changes in the allowance for loan losses ("AFLL") follows:

                                                                                RBC
                                                                                ---
                                                                              Centura      Predecessor   Predecessor
                                                                              -------      -----------   -----------
                                                                              June 6,       January 1,
                                                                               2001           2001       Six months
                                                                              through        through       ended
                                                                              June 30,       June 5,      June 30,
                                                                               2001           2001          2000
                                                                         ----------------------------------------
                                                                                         (thousands)
AFLL at beginning of period ...........................................      $ 103,044      $ 104,275    $  95,500
Provision for loan losses .............................................          2,432         25,420       17,895
Charge-offs ...........................................................         (2,614)       (28,857)     (13,965)
Recoveries on loans previously charged-off ............................            388          2,206        3,841
                                                                             ---------      ---------    ---------
Net Charge-offs .......................................................         (2,226)       (26,651)     (10,124)
                                                                             ---------      ---------    ---------
AFLL at end of period .................................................      $ 103,250      $ 103,044    $ 103,271
                                                                             =========      =========    =========

         The following tables summarize individually impaired loan information as of June 30, 2001:

                                                                    (thousands)

Individually impaired loans with related allowance .............   $      19,771
Individually impaired loans with no related allowance ..........          15,930
                                                                   -------------
Total individually impaired loans ..............................   $      35,701
                                                                   =============
Allowance on individually impaired loans .......................   $       6,891
                                                                   =============

Note 9:  Long-Term Debt

         As part of the application of purchase accounting, a discount of $5.5 million was recorded as a fair value adjustment to long-term debt and will be amortized on a straight-line basis over the average life of the debt. Long-term debt consisted of the following at June 30, 2001:

                                                                     (thousands)

Federal Home Loan Bank advances ................................     $ 1,322,484
Capital Securities .............................................         122,738
Bank notes .....................................................         119,539
Obligations under capitalized leases ...........................             598
Other ..........................................................             ---
                                                                     -----------

Total long-term debt ..............................................  $ 1,565,359
                                                                     ===========

         Refer to the Predecessor's Annual Report on form 10-K for details regarding RBC Centura's borrowing obligations, interest rates, and maturities.

Note 10:  Income Taxes

         The components of income tax expense were:

                                                                   RBC Centura       Predecessor      Predecessor
                                                                   -----------       -----------      -----------
                                                                  June 6, 2001       January 1,        Six Months
                                                                through June 30,    2001 through     ended June 30,
                                                                      2001          June 5, 2001          2000
                                                                ---------------------------------------------------
Current expense (benefit):
     Federal ..............................................        $  2,946          $ (3,971)        $  17,694
     State ................................................              66               159             1,617
                                                                   --------          --------        ----------
                                                                      3,012            (3,812)           19,311

Deferred expense
     Federal ..............................................           4,073             4,160             1,318
     State ................................................             214                87                98
                                                                   --------          --------        ----------
                                                                      4,287             4,247             1,416
Total income tax expense ..................................        $  7,299          $    435        $   20,727
                                                                   ========          ========        ==========

         Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                             RBC Centura           Predecessor            Predecessor
                                                             -----------           -----------            -----------
                                                             June 6, 2001         January 1, 2001       Six months ended
                                                           through June 30,     through June 5, 2001      June 30, 2000
                                                                 2001
                                                     ---------------------------------------------------------------------
Income taxes at Federal statutory tax rate ........    $4,272        35.00%    $(17,761)      35.00%    $17,390      35.00%
Non-taxable income ................................      (592)       (4.85)      (2,898)       5.71      (5,495)    (11.06)
Acquisition adjustments, net ......................     1,690        13.84       14,002      (27.59)      5,453      10.98
State income tax, net of federal benefit ..........       187         1.54          358       (0.70)      1,261       2.54
Other, net ........................................     1,742        14.25        6,734      (13.28)      2,118       4.26
                                                       ------       ------     --------      -------    -------     ------
Effective tax rate ................................    $7,299        59.78%    $    435       (0.86)%   $20,727      41.72%
                                                       ======       ======     ========      =======    =======     ======

        The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                                 June 30, 2001    December 31,
                                                                                                     2000
                                                                                ------------------------------
                                                                                  (thousands)     (thousands)
                                                                                ------------------------------
Deferred tax assets:
Loan loss reserve ........................................................        $  40,493         $  40,593
Other reserves ...........................................................           15,036             7,078
Deferred compensation ....................................................           15,152            13,984
Other assets .............................................................           20,312             4,966
                                                                                  ---------         ---------
Gross Deferred Tax Assets ................................................           90,993            66,621

Deferred tax liabilities:
Premises and equipment ...................................................            5,745             7,718
Deposits .................................................................           72,847              (538)
Investment securities ....................................................           10,767             5,518
Leasing activities .......................................................           78,663            61,668
Lending activities .......................................................           25,428               244
Other Liabilities ........................................................           31,704            31,082
Net unrealized securities gains ..........................................            6,674            13,081
                                                                                  ---------         ---------
Gross deferred tax liabilities ...........................................          231,828           118,773

Net deferred tax (liability) .............................................        $(140,835)        $ (52,152)
                                                                                  =========         =========

         A valuation allowance for deferred tax assets was not required as of June 30, 2001 or December 31, 2001. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities. As part of the application of purchase accounting, the deferred tax liability was increased by the amount of $87.9 million due to fair value adjustments of the balance sheet, decreased by $ 6.4 million due to fair value adjustments required under SFAS 115 for securities available for sale and decreased due to other adjustments totaling $1.3 million.

Note 11: Strategic Repositioning of Mortgage Business

         During the second quarter of 2001, Predecessor made an assessment of its mortgage business with an emphasis on current and prospective interest rate and macroeconomic conditions. Predecessor decided to reevaluate its participation in making consumer mortgages available to individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in First Greensboro Home Equity, Inc. ("FGHE"). Predecessor also had a wholly owned subsidiary, NCS. Both FGHE and NCS are primarily in the business of making mortgages available to consumers with less than prime-rated credit profiles. As a result of this assessment, Predecessor decided to take actions to no longer provide credit support to these mortgage companies.

         Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support. This purchase did not change the Predecessor's credit exposure.

         In the second quarter of 2001, based on FGHE's inability to access the securitization market and FGHE's limited success in selling loans in the whole-loan market, management informed FGHE of management's intention to not further extend credit support or financing activities. Management estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment in the equity of FGHE and the debentures discussed above. A charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as loss on equity investment in the income statement. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans.

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

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2002

       The information below in response to Item 2 of Form 10-Q, Part 1, is provided pursuant to General Instruction H. (2)(a) of Form 10-Q, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. ("RBC Centura" or the "Company") and its principal, wholly owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the "Bank") are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura's plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. ("Predecessor") by Royal Bank of Canada ("Royal Bank"); and (x) other risks and factors identified in Predecessor's and RBC Centura's other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

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

GENERAL

       The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a bank holding company operating primarily in North Carolina, South Carolina and Virginia. RBC Centura currently provides a full range of personal and commercial banking products and services, investment services and certain insurance services. These products and services are delivered through our customers' channel of preference. At June 30, 2002, RBC Centura served its customers through 229 financial stores located throughout North Carolina, South Carolina, and Virginia. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, personal computer banking, online bill payment and a suite of Internet products and services that can be found at centura.com. The contents of RBC Centura's website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

         As discussed in RBC Centura's Form 10-K for the year ended December 31, 2001, during the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications with the Board of Governors of the Federal Reserve System and other applicable regulatory authorities to acquire Prism Mortgage Company (renamed RBC Mortgage Company as of April 8, 2002, "Prism") and RBC Trade Finance (USA), Inc. ("TFI"), two indirect, wholly owned subsidiaries of Royal Bank. Prism is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing commercial residential real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. Management received approval of all applications associated with these acquisitions during the second quarter of 2002 and expects to acquire these entities prior to December 31, 2002.

       Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

         As a result of the acquisition by Royal Bank, Predecessor became a wholly owned subsidiary of Royal Bank, and was renamed RBC Centura Banks Inc. The business combination was accounted for as a purchase with Royal Bank's accounting basis being "pushed down" to RBC Centura. In order to consolidate the U.S. retail banking operations of Royal Bank, RBC Centura acquired Security First Network Bank ("SFNB") from an indirect wholly owned subsidiary of Royal Bank on June 1, 2002. As further discussed in Note 1 to these consolidated financial statements, the SFNB merger resulted in a change in reporting entity for financial statement purposes and restatement of certain historical financial information giving consideration as to when RBC Centura and SFNB were under common control of Royal Bank.

         It is generally not appropriate to combine pre and post "push down" periods when analyzing results of operations. In addition, due to the restatement as noted above, the historical results of RBC Centura have been restated to only include SFNB prior to June 5, 2001, the date that RBC Centura was acquired by Royal Bank. However, for purposes of comparison only and to facilitate discussion and analysis of results of operations, the following pro-forma income statement combines RBC Centura's results of operations from January 1, 2001 through June 30, 2001(which actually represents the historical results for SFNB for the six months ended June 30, 2001 and the results of RBC Centura for the period June 6, 2001 through June 30, 2001) with those of the Predecessor for the period January 1, 2001 through June 5, 2001. All discussion of the six month period ending June 30, 2001 refers to proforma results including Predecessor activity during the period from January 1, 2001 through June 5, 2001.

                                                                         Pro Forma
                                                                         ---------
                                    RBC Centura       Predecessor       RBC Centura        RBC Centura
                                    -----------       -----------       -----------        -----------
                                     January 1, 2001    January 1,       Six months        Six months
                                      2001 through     2001 through    ended June 30,    ended June 30,
                                      June 30, 2001    June 5, 2001         2001              2002
                                  ------------------------------------------------------------------------
Net interest income                    $  39,389        $  181,767       $ 221,156        $   216,391
Provision for loan losses                  3,426            25,420          28,846             21,961
----------------------------------------------------------------------------------------------------------
Net interest income after                 35,963           156,347         192,310            194,430
provision for loan losses
Noninterest income                        15,048            72,019          87,067             76,019
Securities gains, net                      1,593            27,521          29,114              2,424
Loss on equity investment                     --            42,203          42,203                 --
Merger-related and other
significant charges                       38,629            91,502         130,131                 --
Noninterest expense                       58,954           172,929         231,883            196,636
----------------------------------------------------------------------------------------------------------
Income before income taxes               (44,979)          (50,747)        (95,726)            76,237
Income tax expense                       (12,527)              435         (12,092)            25,544
----------------------------------------------------------------------------------------------------------
Net income                             $ (32,452)       $  (51,182)      $ (83,634)       $    50,693
----------------------------------------------------------------------------------------------------------

Summary of Significant Accounting Policies

     RBC Centura's accounting policies are fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Many of RBC Centura's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. RBC Centura's significant accounting policies are discussed in detail in Note One of the Notes to Consolidated Financial Statements on pages 36 to 42 of RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001. The following is a summary of the more judgmental and complex accounting policies of RBC Centura.

     Many of RBC Centura's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through RBC Centura's estimate of the allowance for credit losses, RBC Centura performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by RBC Centura utilizing dealer quotes, market comparisons or internally generated modeling techniques. RBC Centura's internal models generally involve present value of cash flow techniques. RBC Centura adopted SFAS 142 during the first quarter of 2002. A discounted cash flow model was used to determine the fair value of its reporting units as required by the Standard. Cash flow estimates require judgement and RBC Centura believes that assumptions used in determining the cash flows are consistent with assumptions marketplace participants would use in estimates of their fair value. The various valuation techniques are discussed in greater detail elsewhere in Management's Discussion and Analysis and in the Notes to Consolidated Financial Statements on pages 36 to 42 of RBC Centura's Annual Report on Form 10-K for the year ended December 31, 2001.

     The remainder of Management's Discussion and Analysis of RBC Centura's Results of Operations and Financial Condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 4 through 28.

EARNINGS SUMMARY

     Net income for the six months ended June 30, 2002 totaled $50.7 million, compared with a pro forma net loss of $83.6 million for the comparable period in 2001. Key factors responsible for RBC Centura's results of operations are discussed throughout Management's Discussion and Analysis below.

INTEREST-EARNING ASSETS

     Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $11.8 billion for the six months ended June 30, 2002, an increase of $472.2 million or 4.2 percent over the pro forma average balance for the six months ended June 30, 2001. Period-end interest-earning assets were $12.0 billion at June 30, 2002, an increase of $264.2 million over December 31, 2001's balance of $11.8 billion. As discussed below, most of the growth experienced took place in the investment portfolio, offset by decreases in the loan portfolio.

     For additional information on average interest-earning assets, refer to the discussion below, Table 3, "Net Interest Income Analysis-Taxable Equivalent Basis" and Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis."

Loans

     Loans represent the largest component of interest-earning assets. Loans ended the period at $7.8 billion, decreasing slightly by $13.7 million from the balance as of December 31, 2001. Table 1, "Loan Portfolio" provides a summary of the loan portfolio and mix percentages as of June 30, 2002, June 30, 2001 and December 31, 2001.

     Loans averaged $7.7 billion during the six months ended June 30, 2002, a decrease of $249.6 million over the year-earlier period (pro forma). Most of this fluctuation occurred within commercial loans, which exhibited a decline of $174.3 million predominantly due to the economic slowdown. The remaining components of the loan portfolio demonstrated counterbalancing changes from the year-earlier period with consumer loans (equity lines, installment loans, and other credit line loans) increasing by $127.1 million and mortgage loans decreasing by $144.8 million. The decrease in mortgage loans was principally the result of the expected payoffs within the SFNB portfolio.

     Taxable equivalent interest earned on the loan portfolio for the six months ended June 30, 2002 and 2001 (pro forma) totaled $221.7 million and $339.6 million, respectively. The declining rate environment resulted in a $107.5 million decrease in interest income while decreasing loan volume generated a $10.3 million interest income reduction. Overall, the loan portfolio yielded
5.79 percent for the first six months of 2002 compared with 8.59 percent during the first six months of 2001 (pro forma), mainly due to the declining rate environment that prevailed during 2001 and 2002. Also contributing 58 basis points to the decline was the amortization of loan premiums recorded as a result of the acquisition of Predecessor by Royal Bank.

Investment Securities

     The investment portfolio provides RBC Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the US Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the second quarter of 2002 at $4.0 billion, an increase of 6.3 percent from a December 31, 2001 balance of $3.8 billion. For the six month period ended June 30, 2002, the investment portfolio, gross, averaged $3.8 billion compared with an average of $3.0 billion during the six month period ended June 30, 2001 (pro forma). The investment portfolio growth provided an additional means of leveraging capital while experiencing relatively consistent loan volume.

       The available for sale ("AFS") investment portfolio is used as a part of RBC Centura's asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and also to provide bank liquidity. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At June 30, 2002, AFS investments had a market value of $4.0 billion, up $238.6 million compared to December 31, 2001. Included in the market value of the AFS portfolio as of June 30, 2002 are unrealized gains of $92.3 million, $56.5 million net of tax, compared with unrealized gains of $48.6 million, $29.8 million net of tax as of December 31, 2001. The change in unrealized gains/losses was mainly due to an overall decrease in interest rates subsequent to December 31, 2001 that served to increase the market value of fixed income securities.

FUNDING SOURCES

     Total funding includes deposits, short-term borrowings and long-term debt and averaged $11.4 billion for the six-month period ended June 30, 2002, increasing $353.3 million or 3.2 percent over the $11.0 billion average experienced during the six months ended June 30, 2001 (pro forma). The cost of interest bearing liabilities during the first six months of 2002 was 2.33 percent compared with 4.62 percent during the comparable period in 2001 (pro forma). The 229 basis point drop was predominantly due to the decreasing interest rate environment, but also reflects a 21 basis point decrease resulting from the accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank.

Deposits

     Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit ("CDs") and transaction accounts, ended the period at $7.3 billion, down $125.2 million from the December 31, 2001 balance of $7.4 billion. A decrease of $309.1 million in CDs was partially offset by an overall increase in the remaining components of the deposit portfolio. The decline in CDs was principally attributable to the attrition of single-service CD accounts, acquired in a previous merger, with which RBC Centura was unable to establish multiple service relationships.

     Total deposits averaged $7.2 billion for the first six months of 2002 as compared to the $7.7 billion averaged for the first six months of 2001 (pro forma). This decline occurred almost exclusively in CDs as the average balance of the remaining deposit account types increased by $315.9 million. Table 2, "Average Deposit Mix" details average balances for the deposit portfolio and the mix of deposits for the six months ended June 30, 2002 and 2001 (pro forma). The annualized average cost of total interest-bearing deposits for the first six months of 2002 was 2.08 percent, a decrease of 227 basis points compared to the year-earlier period (pro forma), influenced by the accretion of time deposit discounts, the rate environment, and product mix. The accretion of the purchase accounting discount accounted for 32 basis points of the overall decrease in the cost of interest bearing deposits.

Other Funding Sources

     Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include federal funds purchased, securities sold under repurchase agreements and master notes. On average, short-term borrowed funds decreased by $111.0 million from the six months ended June 30, 2001 (pro forma) to average $1.9 billion for the six months ended June 30, 2002. The cost of funds incurred during the six months ended June 30, 2002(pro forma) for short-term borrowings declined 322 basis points from the year-earlier period to a rate of 1.61 percent. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001 and 2002. As depicted in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" interest expense on short-term borrowed funds decreased by $32.7 million between periods (pro forma), as the effect of lower interest rates accounted for $30.2 million of the decline while the remaining fluctuation was driven by volume variance.

     Long-term debt consists predominantly of Federal Home Loan Bank ("FHLB") advances, capital securities and subordinated bank notes and ended the period at $2.3 billion compared to $2.2 billion as of December 31, 2001. Long-term debt averaged $2.3 billion for the six months ended June 30, 2002 compared with $1.3 billion during the six months ended June 30, 2001 (pro forma). Additional FHLB borrowings accounted for $396.0 million of the increase while the remaining increase was due to the issuance of $500 million of LIBOR based 5-year subordinated debt to an affiliate. When compared with the year-earlier period (pro forma), the cost of funds for long-term debt decreased by 208 basis points to 3.57 percent during the six months ended June 30, 2002. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001 and 2002. As shown in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" interest expense on long-term debt increased by $2.4 million as the $19.6 million increase generated by increasing volume exceeded the $17.2 million decrease resulting from declining interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income for the six months ended June 30, 2002 was $216.4 million compared to pro forma net interest income of $221.2 million for June 30, 2001. On a taxable equivalent basis, net interest income during the first six months of 2002 decreased $4.5 million over the year earlier period (pro forma) to total $221.9 million. As shown in Table 7, "Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis" the decrease in net interest income, taxable equivalent, was driven by rate variances, which contributed $14.7 million to the decrease, offset by an increase of $10.2 million due to volume variances.

     The net interest margin for the first six months of 2002 was 3.82 percent, a 24 basis point decrease from the net interest margin of 4.06 experienced during the first six months of 2001 (pro forma). The decline was predominantly due to the amortization of purchase price premiums recorded in association with the acquisition of Predecessor by Royal Bank, as well as the investment portfolio restructuring performed in the second quarter of 2001.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

     As of June 30, 2002 and December 31, 2001, the AFLL was $107.1 million and $103.8 million, respectively, or 1.38 percent and 1.33 percent, respectively, of total loans outstanding. The increase in the AFLL on an absolute basis and relative to total loans outstanding reflects an increase in the allowance in response to an increasing trend in non-performing assets resulting from a slowing economy. Refer to Table 5 "Nonperforming Assets and Past Due Loans" and Table 4 "Analysis of Allowance for Loan Losses" for additional asset quality information.

     Total nonperforming assets ("NPA's") were $103.4 million at June 30, 2002, an increase of $22.4 million over the December 31, 2001 balance of $81.0 million. NPA's as a percentage of total assets were 0.73 percent and 0.58 percent at June 30, 2002 and December 31, 2001, respectively. The increase principally occurred in the residential mortgage and commercial loan portfolios. A commercial relationship of $15.6 million, for which a specific allowance was established, was moved to nonperforming status during the second quarter while residential mortgages in foreclosure increased by $9.7 million. The AFLL provides coverage at 1.16 times and 1.54 times the nonperforming loan balance at June 30, 2002 and December 31, 2001, respectively. See Table 5, "Nonperforming Assets and Past Due Loans" for further information.

     Net charge-offs for the first six months of 2002 were $18.6 million, compared to $29.8 million for the same period in 2001 (pro forma). As a percentage of average loans, net charge-offs were 0.48 percent and 0.75 percent for the first six months of 2002 and 2001 (pro forma), respectively. Chargeoffs in 2001 principally occurred in the commercial loan portfolio and in non-strategic lines of business, including leasing and sub-prime lending. A majority of loans charged-off in the current year were commercial credits, $6.2 million of which related to four relationships. The provision for loan losses decreased $6.9 million from the first six months of 2001 (pro forma) to $22.0 million during the first six months of 2002 as a result of a substantial decrease in net-chargeoffs recognized from period to period.

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

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the six months ended June 30, 2002, excluding gains and losses on sales of investment securities, totaled $76.0 million, down $11.1 million from the $87.1 million pro forma amount for the six months ended June 30, 2001. As a percentage of total revenues (defined as the sum of net interest income, plus noninterest income excluding securities gains and losses), noninterest income was 26.0 percent and 28.2 percent for the six months ended June 30, 2002 and 2001 (pro forma), respectively. Including gains and losses on sales of investment securities, noninterest income was $78.4 million and $116.2 million for the six months periods ended June 30, 2002 and 2001 (pro forma), respectively.

     Service charges on deposit accounts, comprising approximately 43.4 percent of noninterest income before gains and losses on sales of investment securities, continues to be the largest component of noninterest income. Service charges on deposits for the current year remained relatively consistent on an absolute dollar basis at $33.0 million when compared with the pro forma amount of $33.2 million during the first six months of 2001. Brokerage commissions were down $3.3 million during the six month period ended June 30, 2002 when compared to the year earlier period pro forma amount due to the slowing economy and other market conditions. Insurance commissions also declined by $1.7 million from the first two quarters of 2001 (pro forma) to the first two quarters of 2002 as a result of the divestiture of the personal and commercial insurance business lines during 2001. The decline in noninterest income from the first two quarters of 2001 (pro forma) to the first two quarters of 2002 was also the result of the recognition of a $2.8 million gain during the first quarter of 2001 resulting from the sale of an interest held in a private company.

     Mortgage income for the first six months of 2002 was $10.0 million, a decrease of approximately $613,000 over the first six months of 2001 (pro forma). This decline was mainly driven by mortgage loan sale income, which was down $463,000 as a result of the sale of the mortgage loan production facilities of NCS Mortgage Lending Company ("NCS") during the second quarter of 2001. Growth in the amount of capitalized mortgage servicing rights resulted in an increase of $1.5 million in mortgage servicing rights amortization during the first quarter of 2002. The effect of decreasing mortgage loan sale income and increasing mortgage servicing rights amortization was partially mitigated by an increase of $760,000 in servicing commissions generated by the increase in the amount of loans serviced. An additional mitigating factor was the $390,000 increase in origination fees that resulted from the lower mortgage lending rates that prevailed during the first six months of 2002 as compared to the first six months of 2001 (pro forma).

     Noninterest expense excluding merger-related and other significant charges and the loss on an equity investment totaled $196.6 million during the first half of 2002, a decrease of $35.2 million over the first six months of 2001 (pro forma). The main driver of the decrease was $19.1 million in litigation provisions during the six months ended June 30, 2001 (recorded by Predecessor), a significant portion of which related to previously disclosed litigation. Personnel expenses accounted for $8.9 million of the decrease between comparable periods as significant cost savings were realized once the operations of SFNB were combined into those of RBC Centura. Another significant contributor was occupancy expense, down $4.8 million, relating to reduced depreciation expense as a result of the write-off of fixed assets previously used to support the operations of SFNB. The remaining increase in noninterest expense was spread across various other operating expense categories.

INCOME TAX EXPENSE

     Income tax expense recorded for the six months ended June 30, 2002 was $25.5 million compared to a pro forma $12.1 million benefit in the year earlier period. The increase in income tax expense during 2002 was mainly the result of lower reported income during 2001 due to merger-related and other significant charges and operating losses generated by SFNB. See Note 2 of the Notes to Consolidated Financial Statements for more details regarding the merger-related and other significant charges.

EQUITY AND CAPITAL RESOURCES

     Shareholder's equity amounted to $2.4 billion as of June 30, 2002 compared with a balance of $2.3 billion at December 31, 2001. The growth was the result of an increase in retained earnings due to income realized during 2002 in addition to an increase in the amount of unrealized gains on available for sale securities. Unrealized gains on available for sale securities, net of tax, were $56.5 million as of June 30, 2002 compared with unrealized gains of $30.0 million as of December 31, 2001.

     RBC Centura's capital ratios are greater than minimums required by regulatory guidelines. It is RBC Centura's intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At June 30, 2002, RBC Centura had the required capital levels to qualify as well capitalized. See Table 6, "Capital Ratios" for a summary of capital ratios.

CURRENT ACCOUNTING ISSUES

     See Note 1 of the Notes to Consolidated Financial Statements for discussion concerning adoption of new accounting standards including SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

TABLE 1
------------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
                                                                June 30, 2002             June 30, 2001          December 31, 2001
                                                           -------------------------------------------------------------------------
(Dollars in thousands)                                       Balance   % of Total      Balance   % of Total     Balance   % of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                     $2,335,191     30.0%      $2,235,053     27.8%     $2,209,518     28.4%
Commercial mortgage                                         1,130,908     14.6        1,380,687     17.2       1,199,508     15.4
Real estate construction                                    1,015,291     13.1        1,064,882     13.3       1,065,979     13.7
                                                           -------------------------------------------------------------------------
       Commercial loan portfolio                            4,481,390     57.7        4,680,622     58.3       4,475,005     57.5
Consumer                                                      525,048      6.8          615,945      7.7         567,287      7.3
Residential mortgage                                        2,475,396     31.8        2,407,559     30.0       2,427,364     31.2
Leases                                                        170,026      2.2          223,747      2.8         193,962      2.5
Other                                                         117,867      1.5           99,423      1.2         119,765      1.5
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                $7,769,727    100.0%      $8,027,296    100.0%     $7,783,383    100.0%
====================================================================================================================================

Residential mortgage servicing
       portfolio for others - RBC Centura Portfolio        $1,996,617                $  705,752               $  883,360
Residential mortgage servicing
       portfolio for others - subservicing                          -                   324,838                   82,085
====================================================================================================================================

TABLE 2
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT MIX FOR THE SIX MONTHS ENDED (Pro forma)

                                                                       June 30, 2002                           June 30, 2001
                                                                   -----------------------------------------------------------------
(Dollars in thousands)                                             Balance          % of Total          Balance        % of Total
------------------------------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing                                      $1,123,590            15.6%          $ 1,088,802         14.2%
Interest checking                                                 1,097,320            15.2             1,056,838         13.8
Money market                                                      1,940,594            26.9             1,819,345         23.7
Savings                                                             228,097             3.2               218,311          2.8
------------------------------------------------------------------------------------------------------------------------------------
Time deposits:
  Certificates of deposit *  $100,000                             1,903,989            26.4             2,430,432         31.6
  Certificates of deposit ** $100,000                               513,440             7.1               640,318          8.3
  IRA                                                               405,174             5.6               432,465          5.6
------------------------------------------------------------------------------------------------------------------------------------
       Total time deposits                                        2,822,603            39.1             3,503,215         45.5
------------------------------------------------------------------------------------------------------------------------------------
Total average deposits                                           $7,212,204           100.0%          $ 7,686,511        100.0%
====================================================================================================================================

*   Denotes less than
**  Denotes greater than

TABLE 3
--------------------------------------------------------------------------------
NET INTEREST INCOME ANALYSIS - TAXABLE EQUIVALENT BASIS (Pro forma)

                                                        Six months ended                             Six months ended
                                                         June 30, 2002                                 June 30, 2001
                                      -------------------------------------------------------------------------------------------
                                                            Interest         Average                      Interest       Average
                                          Average            Income/          Yield/        Average       Income/        Yield/
(Dollars in thousands)                    Balance            Expense           Rate         Balance       Expense         Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                   $ 7,722,051       $   221,744         5.79%     $ 7,971,683     $ 339,571        8.59%
Taxable securities                        3,792,658           112,294         5.97        3,004,213       105,541        7.08
Tax-exempt securities                        34,413               836         4.90           37,541         1,540        8.27
Short-term investments                       30,869               315         2.06          124,368         2,923        4.74
Mortgage loans held for sale                128,350             4,893         7.69          113,378         4,563        8.12
                                       ------------       -----------                   -----------     ---------
Interest-earning assets, gross           11,708,341           340,082         5.86       11,251,183       454,138        8.14
Net unrealized gains on
  available for sale securities              60,938                                          45,878
Other assets, net                         2,264,300                                       1,232,175
                                       ------------                                     -----------
    Total assets                        $14,033,579                                     $12,529,236
                                       ============                                     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest checking                       $ 1,097,320       $     2,607         0.48%     $ 1,056,838     $   8,170        1.56%
Money market                              1,940,594            14,032         1.46        1,819,345        34,251        3.80
Savings                                     228,097               849         0.75          218,311         1,248        1.15
Time                                      2,843,029            45,633         3.24        3,503,215        98,695        5.68
                                       ------------       -----------                   -----------     ---------
    Total interest-bearing deposits       6,109,040            63,121         2.08        6,597,709       142,364        4.35
Borrowed funds                            1,881,002            15,029         1.61        1,992,039        47,756        4.83
Long-term debt                            2,260,355            40,053         3.57        1,342,118        37,631        5.65
                                       ------------       -----------                   -----------     ---------
Interest-bearing liabilities             10,250,397           118,203         2.33        9,931,866       227,751        4.62
Demand, noninterest-bearing               1,123,590                                       1,088,802
Other liabilities                           307,451                                         216,560
Shareholder's equity                      2,352,141                                       1,292,008
                                       ------------                                     -----------
    Total liabilities and
      shareholder's equity              $14,033,579                                     $12,529,236
                                       ============                                     ===========
Interest rate spread                                                          3.53%                                      3.52%

Net yield on interest-
    earning assets                      $11,708,341       $   221,879         3.82%     $11,251,183     $ 226,387        4.06%
                                       ============       ===========                   ===========     =========
Taxable equivalent adjustment                             $     5,492                                   $   5,100
                                                          ===========                                   =========

TABLE 4
--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (Pro forma)

                                                             At and for the six months     At and for the year ended
                                                                   ended June 30,              ended December 31,
                                                         -------------------------------------------------------------
(Dollars in thousands)                                         2002              2001                 2001
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period          $   103,828        $   105,790        $   105,790
Allowance related to loans transferred or sold                      -                  -               (549)
Provision for loan losses                                      21,961             28,846             51,535
Loans charged off                                             (21,655)           (32,345)           (59,884)
Recoveries on loans previously charged off                      3,029              2,594              6,936
----------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                            (18,626)           (29,751)           (52,948)
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                $   107,163        $   104,885        $   103,828
======================================================================================================================

Loans at period-end/(1)/                                  $ 7,769,727        $ 7,748,130        $ 7,783,383
Average loans/(1)/                                          7,722,051          7,971,683          7,885,111
Nonperforming loans/(1)/                                       92,494             57,997             67,615

Allowance for loan losses to total loans/(1)/                    1.38%              1.35%              1.33%
Net charge-offs to average loans                                 0.49               0.75               0.67
Allowance for loan losses to nonperforming loans/(1)/            1.16x              1.81x              1.54x
======================================================================================================================

(1) All periods presented exclude $6 million in nonperforming loans transferred to held for sale in fourth quarter 2000 and sold in third quarter 2001.



TABLE 5
--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                    June 30,                December 31,
                                                         --------------------------------------------------
(Dollars in thousands)                                       2002              2001             2001
-----------------------------------------------------------------------------------------------------------
Nonperforming loans/(1)/                                   $  92,494          $ 57,997        $ 67,615
Foreclosed property                                           10,945             8,369          13,427
-----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                 $ 103,439          $ 66,366        $ 81,042
===========================================================================================================

Nonperforming assets (NPA's) to:/(1)/
    Loans and foreclosed property.                              1.33%             0.85%           1.05%
    Total assets                                                0.73              0.49            0.58
===========================================================================================================

Accruing loans past due ninety days or greater             $   8,871           $ 8,508        $ 10,410
===========================================================================================================

(1) All periods presented exclude $6 million in nonperforming loans transferred to held for sale in fourth quarter 2000 and sold in third quarter 2001.

TABLE 6
CAPITAL RATIOS
                         Tier I Capital     Total Capital   Tier I Leverage
                         --------------     -------------   ---------------
June 30, 2002                      11.4 %          18.1 %               8.6 %
December 31, 2001                  10.2            16.5                 7.8
June 30, 2001                       9.9            12.3                 7.5
Minimum requirement                 4.0             8.0                 4.0


TABLE 7
NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS (Pro forma)

                                                       Six months ended
                                                    June 30, 2002 and 2001
                                      ----------------------------------------------------
                                        Income/                     Variance
                                        Expense                  Attributable to
(Dollars in thousands)                 Variance             Volume             Rate
------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                 $ (117,827)        $ (10,330)         $ (107,497)
Taxable securities                         6,753            24,976             (18,223)
Tax-exempt securities                       (704)             (119)               (585)
Short-term investments                    (2,608)           (1,488)             (1,120)
Mortgage loans held for sale                 330               580                (250)
------------------------------------------------------------------------------------------
    Total interest income               (114,056)           13,619            (127,675)

INTEREST EXPENSE
Interest-bearing deposits:
  Interest checking                       (5,563)              302              (5,865)
  Money market                           (20,219)            2,145             (22,364)
  Savings                                   (399)               54                (453)
  Time                                   (53,062)          (16,162)            (36,900)
------------------------------------------------------------------------------------------
    Total interest-bearing deposits      (79,243)          (13,661)            (65,582)
Borrowed funds                           (32,727)           (2,525)            (30,202)
Long-term debt                             2,422            19,585             (17,163)
------------------------------------------------------------------------------------------
    Total interest expense              (109,548)            3,399            (112,947)
------------------------------------------------------------------------------------------
    Net interest income               $   (4,508)        $  10,220          $  (14,728)
==========================================================================================

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

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  RBC CENTURA BANKS, INC.
                                                  -----------------------
                                                  Registrant

Date: August 14, 2002                         By: /s/ Charles A. Caswell
                                                  ----------------------
                                                  Charles A. Caswell
                                                  Chief Financial Officer