Form 10-Q
period 2002-09-30
RBC CENTURA BANKS INC
filed 2002-11-14
CIK 861461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from                      to

Commission File Number:    1-10646

RBC CENTURA BANKS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1688522
(State of Incorporation)	(IRS Employer Identification No.)

1417 Centura Highway, Rocky Mount, North Carolina	27804
(Address of principal executive office)	(Zip Code)

(252) 454-4400
(Registrant’s telephone number, including area code)

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

☒  Yes                         ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	2,219,614,882 (1)
(Class of Stock)	(Shares outstanding as of October 31, 2002)

(1)	One hundred percent owned directly or indirectly by Royal Bank of Canada.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Report with the reduced disclosure format.

RBC CENTURA BANKS, INC.

FORM 10-Q

IN DEX
		Page
Part I. FINANCIAL INFORMATION

Item 1.	(a) RBC Centura Banks, Inc. Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets—September 30, 2002, and December 31, 2001	4

	Consolidated Statements of Operations—Three and Nine months ended September 30, 2002 and 2001	5

	Consolidated Statement of Shareholder’s Equity—Nine months ended September 30, 2002	6

	Consolidated Statements of Cash Flows—Nine months ended September 30, 2002 and 2001	7

	Notes to Consolidated Financial Statements	8-16

	(b) RBC Centura Banks, Inc. and Predecessor Historical Consolidated Financials Statements (Unaudited)	17

	Consolidated Balance Sheets—September 30, 2001 and December 31, 2000	18

Consolidated Statements of Operations—June 6, 2001 through September 30, 2001, April 1, 2001 through June 5, 2001, Three months ended September 30, 2000, June 6, 2001 through June 30, 2001, January 1, 2001 through June 5, 2001, and Nine months ended September 30, 2000
		19-20

	Consolidated Statement of Shareholder’s Equity—January 1, 2001 through June 5, 2001, and June 6, 2001 through September 30, 2001	21

	Consolidated Statement of Cash Flows—June 6, 2001 through September 30, 2001, January 1, 2001 through June 5, 2001, and Nine months ended September 30, 2000	22

	Notes to Consolidated Financial Statements	23-31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-43

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Change in Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURES		44

45

RBC CENTURA BANKS, INC.
PART I.    FINANCIAL INFORMATION

Item 1.    (a) RBC Centura Banks, Inc. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Shareholder’s Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2002	2001
ASSETS
Cash and due from banks	$319,084	$290,226
Due from banks, interest-bearing	19,532	16,197
Federal funds sold	28,449	39,937
Investment securities:
Available for sale (cost of $4,515,340 and $3,749,958, respectively)	4,647,617	3,798,889
Held to maturity (fair value of $20,175 and $0, respectively)	19,906	—
Loans	8,261,515	7,783,383
Less allowance for loan losses	120,676	103,828

Net loans	8,140,839	7,679,555
Mortgage loans held for sale	306,148	114,966
Bank premises and equipment	175,155	164,138
Goodwill and intangibles	1,552,965	1,452,430
Other assets	484,665	497,594

Total assets	$15,694,360	$14,053,932

LIABILITIES
Deposits:
Demand, noninterest-bearing	$1,381,766	$1,201,382
Interest-bearing	5,934,078	5,765,039
Time deposits over $100	587,601	463,286

Total deposits	7,903,445	7,429,707
Borrowed funds	2,304,329	1,830,065
Long-term debt	2,749,874	2,165,355
Other liabilities	316,004	315,375

Total liabilities	13,273,652	11,740,502

SHAREHOLDER’S EQUITY
Common stock, no par value, 2,500,000,000 shares authorized; shares issued and outstanding of 2,219,614,882	2,357,190	2,357,190
Accumulated other comprehensive income	68,572	29,965
Retained deficit	(5,054)	(73,725)

Total shareholder’s equity	2,420,708	2,313,430

Total liabilities and shareholder’s equity	$15,694,360	$14,053,932

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2002	2001	2002	2001
INTEREST INCOME
Loans, including fees	$115,939	$141,868	$337,299	$197,819
Investment securities:
Taxable	53,787	50,700	161,319	67,601
Tax-exempt	75	371	606	522
Short-term investments	151	833	459	3,152
Mortgage loans held for sale	4,425	3,570	9,279	4,868

Total interest income	174,377	197,342	508,962	273,962

INTEREST EXPENSE
Deposits	33,820	51,045	96,941	74,364
Borrowed funds	8,518	17,402	23,547	24,010
Long-term debt	23,285	20,175	63,337	27,479

Total interest expense	65,623	88,622	183,825	125,853

NET INTEREST INCOME	108,754	108,720	325,137	148,109
Provision for loan losses	12,800	6,885	34,761	10,311

Net interest income after provision for loan losses	95,954	101,835	290,376	137,798

NONINTEREST INCOME
Service charges on deposit accounts	17,398	16,651	50,412	22,963
Credit card and related fees	2,725	4,023	7,074	4,899
Other service charges, commissions and fees	7,010	8,236	20,690	10,791
Fees for trust services	2,140	2,329	6,810	3,224
Mortgage income	3,460	5,934	13,491	7,937
Other noninterest income	6,764	5,507	17,039	7,914
Securities gains, net	3,466	345	5,890	1,938

Total noninterest income	42,963	43,025	121,406	59,666

NONINTEREST EXPENSE
Personnel	51,762	49,954	148,799	77,174
Occupancy	10,102	4,456	23,618	12,178
Equipment	6,623	8,730	20,121	10,999
Foreclosed real estate losses and related operating expense	495	581	2,134	668
Merger-related and other significant charges	2,610	—	2,610	38,629
Goodwill and intangible amortization	7,838	22,031	20,792	29,105
Intercompany charges from parent	10,380	—	10,380	—
Other operating	23,241	33,412	81,233	47,994

Total noninterest expense	113,051	119,164	309,687	216,747

Income (loss) before income taxes	25,866	25,696	102,095	(19,283)
Income tax expense (benefit)	7,880	13,696	33,424	1,169

NET INCOME (LOSS)	$17,986	$12,000	$68,671	$(20,452)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
Nine months ended September 30, 2002

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Earnings	Income (Loss)	Equity
(Dollars in thousands)
Balance, December 31, 2001	2,219,614,882	$2,357,190	$(73,725)	$29,965	$2,313,430
Comprehensive income:
Net income	—	—	68,671	—	68,671
Unrealized gains on available for sale securities, net of tax	—	—	—	50,688	50,688
Losses on derivatives designated as cash flow hedges	—	—	—	(12,081)	(12,081)

Comprehensive income	—	—	—	—	107,278

Balance, September 30, 2002	2,219,614,882	$2,357,190	$(5,054)	$68,572	$2,420,708

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES
(Unaudited)
(Dollars in thousands)	Nine months ended September 30, 2002	Nine months ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,671	$(20,452)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	34,761	10,311
Depreciation on assets under operating leases	1,953	1,350
Depreciation and amortization, excluding depreciation on assets under operating leases	44,723	40,018
Amortization of purchase accounting adjustments	45,300	27,172
Deferred income taxes	(23,966)	(17,951)
Loan fees deferred, net	(888)	758
Impairment loss on goodwill	—	1,900
Impairment loss—premises, equipment, and capitalized software held for sale	—	27,190
Bond premium amortization and (discount accretion), net	8,679	2,628
Gains on sales of investment securities	(5,890)	(1,937)
Loss on sales of foreclosed real estate	977	—
Proceeds from sales of mortgage loans held for sale	610,844	332,742
Originations, net of principal repayments, of mortgage loans held for sale	(560,888)	(298,577)
Increase in accrued interest receivable	(10,956)	(12,635)
Decrease in accrued interest payable	(3,006)	(9,881)
Net change in other assets and other liabilities	(17,481)	(17,431)

Net cash provided by operating activities	192,833	65,205

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	146,761	237,789
Purchases of:
Securities available for sale	(2,030,463)	(781,932)
Premises and equipment	(17,456)	(17,486)
Mortgage loans held for sale from related party	(227,269)	—
Proceeds from:
Sales of securities available for sale	679,907	260,913
Maturities and issuer calls of securities available for sale	750,373	184,334
Maturities and issuer calls of securities held to maturity	1,602	—
Sales of foreclosed real estate	10,554	2,210
Dispositions of premises and equipment	4,064	2,149
Net cash received in mergers, acquisitions, and divestitures	51,310	68,395

Net cash used by investing activities	(630,617)	(43,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(358,680)	(383,881)
Net increase (decrease) in borrowed funds	474,264	(271,823)
Proceeds from issuance of long-term debt	692,248	605,500
Repayment of long-term debt	(349,343)	(58,727)

Net cash provided (used) by financing activities	458,489	(108,931)

Increase (decrease) in cash and cash equivalents	20,705	(87,354)
Cash and cash equivalents at beginning of period	346,360	430,710

Cash and cash equivalents at end of period	$367,065	$343,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$186,831	$136,363
Income taxes	55,264	5,367
Noncash transactions:
Unrealized securities gains, net	83,675	61,638
Loans transferred to foreclosed property	7,196	7,159

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

Note 1:    Summary of Significant Accounting Policies

Basis of Presentation

As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank of Canada (“Royal Bank”), a Canadian chartered bank, merged with and into Centura Banks, Inc. (“Predecessor”) and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. (“RBC Centura”). As a result of the transaction, RBC Centura became a wholly owned subsidiary of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,219,614,882 shares of common stock currently outstanding, all of which are owned directly or indirectly by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

On June 1, 2002, RBC Centura Bank, a wholly owned subsidiary of RBC Centura (named Centura Bank prior to October 30, 2001, the “Bank”) completed a merger with Security First Network Bank (“SFNB”), herein referred to as the SFNB Merger. SFNB was a financial institution wholly owned by Royal Bank. RBC Centura issued approximately 53.1 million shares to an indirect wholly owned subsidiary of Royal Bank to effect the combination and acquired $66.0 million in assets ($51.2 million in loans) along with deposits of $17.4 million. SFNB offered traditional banking services over the Internet and was acquired by Royal Bank on September 30, 1998 for a purchase price of approximately $13 million, which resulted in goodwill of $2.3 million being recorded and pushed down to SFNB. Due to the fact that RBC Centura and SFNB were under common control at the time of the SFNB Merger, the transfer of the assets and liabilities of SFNB has been accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the SFNB Merger resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to June 1, 2002. This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Centura from the date of its acquisition by Royal Bank on June 5, 2001, the date at which common control was established. The merger of SFNB with the Bank was the second phase of the consolidation of Royal Bank’s U.S. retail banking operations with the first phase involving the sale of certain banking assets and the assumption of certain deposits by the Bank from SFNB on August 17, 2001. As previously disclosed, that transaction involved the acquisition of approximately $184 million in deposits and $95 million in loans.

Reference herein to RBC Centura relates to the financial condition and the results of operations for the restated periods as discussed above. Predecessor historical results are presented separately for periods prior to and including June 5, 2001 in which common control did not exist in Item 1, Section (b). As previously discussed, Royal Bank’s basis in both RBC Centura and SFNB was “pushed down” to each respective entity and is therefore reflected in the combined balance sheet and results of operations.

The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly owned subsidiaries. Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. (“FGHE”), a home equity mortgage company, that was accounted for under the equity method. The interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), they should be read in conjunction with the audited financial statements and accompanying footnotes in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001. As noted in the second paragraph of Note 1, since the SFNB Merger, SFNB has been the historical accounting entity and accordingly, the 2001 financials statements included in such Annual Report on Form 10-K will be restated in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year.

All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 36 to 42 of RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001. See discussion below for changes to existing accounting policy subsequent to December 31, 2001 for financial information by segment and goodwill and other intangibles.

Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder’s equity.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill are to be amortized over their useful lives and reviewed for impairment. As required by the standard, goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. RBC Centura completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. RBC Centura has evaluated the lives of intangible assets as required by SFAS No. 142 and no change was made regarding lives upon adoption. Based on goodwill of $1.2 billion, RBC Centura would have, under previous accounting guidance, recorded approximately $62 million annually of goodwill amortization. With the adoption of this statement this goodwill amortization will no longer be charged to earnings, but rather the intangible goodwill asset will be evaluated periodically for impairment as noted above.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for RBC Centura on January 1, 2002. The adoption of this pronouncement had no significant impact on RBC Centura’s results of operations or financial condition.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9). This statement requires acquisitions of all or part of a financial institution meeting the definition of a business combination to be accounted for by the purchase method in accordance with SFAS No. 141. Any previously recorded unidentified intangible asset related to the acquisition of a financial institution must now be classified as goodwill and is subject to the impairment testing provisions of SFAS No. 142. Impairment testing of previously identified long-term customer-relationship intangible assets will be subject to the impairment testing provisions of SFAS No. 144. Provisions of this statement are effective for acquisitions incurred on or after October 1, 2002. Provisions related to the accounting for impairment or disposal of certain long-term customer-relationship intangible assets and transition provisions for previously recognized unidentified intangible assets are effective on October 1, 2002. RBC Centura expects the impact of adopting this standard to be immaterial.

Financial Information by Segment

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS 131. As a result of the acquisition of RBC Centura by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker includes certain members of Royal Bank’s management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangibles is based on various analyses, including undiscounted cash flow projections used in the determination of fair values.

Note 2:    Mergers and Acquisitions

Predecessor incurred $91.5 million in merger-related expenses upon being acquired by Royal Bank during the second quarter of 2001. These expenses are no longer reflected in the historical results of operations due to the change in reporting entity as discussed in Note 1. However, these expenses are discussed in further detail in Predecessor’s financial statements included in Item 1. Section (b) included herein and in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001. As of September 30, 2002, approximately $10.0 million in reserves remained, primarily relating to change in control and other contractual-related costs.

For the period from January 1, 2001 through September 30, 2001, SFNB recorded a restructuring charge of approximately $38.6 million. This restructuring related to Royal Bank’s decision to consolidate its U.S. retail banking operations by completing the sale of certain SFNB assets and liabilities to RBC Centura on August 17, 2001, consolidating the operations of SFNB into RBC Centura and selling SFNB’s credit card portfolio. In conjunction with the restructuring substantially all of the employees of SFNB were terminated. As a result of the expected merger with RBC Centura, SFNB conducted a balance sheet review that identified assets whose carrying amounts were not recoverable. As a result of the review, $29.1 million of the total $38.6 million restructuring charge was recorded in asset impairment charges. These charges include the write-off of goodwill of $1.9 million (due to SFNB’s restructuring of its Internet banking platform) and the write-off of unamortized software costs and equipment of $27.2 million (for capitalized costs associated with projects that were subsequently abandoned due to the merger). The majority of the remaining components of the $38.6 million restructuring charge were severance and employee related costs of $7.2 million.

On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle Bancshares, Inc. (“Eagle”). The cash consideration paid with respect to the acquisition amounted to approximately $149 million. As of the acquisition date, Eagle had $1.2 billion in assets ($684.7 million in loans), $821.7 million in deposits, and $70.8 million in stockholders’ equity. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14.2 million and a noncompete agreement valued at $1.5 million, with the residual of approximately $86.4 million allocated to goodwill. The goodwill is not tax-deductible. The core deposit intangible is based on its estimated fair value and will be amortized on a straight-line basis over the estimated useful life of 10 years. As noted on the Consolidated Statements of Operations, RBC Centura expensed $2.6 million in systems integration costs and customer notification activities. EBI Capital Trust, a wholly-owned subsidiary of Eagle had $28.8 million outstanding in Trust Preferred Securities as of September 30, 2002. As part of the Eagle acquisition, the Bank assumed the guarantee by Eagle and RBC Centura provided an additional guarantee of the Trust Preferred Securities.

Pro Forma financial information has been included to present the balance sheet and combined results of operations for RBC Centura along with that of Eagle.

BALANCE SHEET	Pro forma RBC Centura
(thousands)	December 31, 2001
ASSETS
Cash and due from banks	$326,510
Due from banks, interest-bearing	16,197
Federal funds sold	39,937
Investment securities	4,099,881
Loans	8,502,704
Less allowance for loan losses	113,959

Net loans	8,388,745
Mortgage loans held for sale	117,924
Other assets	2,213,545

Total assets	$15,202,739

LIABILITIES
Deposits	8,224,123
Borrowed funds	2,053,069
Long-term debt	2,194,105
Other liabilities	334,229

Total liabilities	12,805,526

SHAREHOLDER’S EQUITY
Total shareholder’s equity	2,397,213

Total liabilities and shareholder’s equity	$15,202,739

STATEMENTS OF OPERATIONS	Pro forma RBC Centura	Pro forma RBC Centura
(thousands)	Nine months ended September 30, 2001	Nine months ended September 30, 2002

Net interest income	$351,167	$339,623
Provision for loan losses	37,381	48,567

Net interest income after provision for loan losses	313,786	291,056
Noninterest income	139,213	122,748
Securities gains, net	29,459	10,360
Loss on equity investment	42,203	—
Merger-related and other significant charges	130,131	2,610
Noninterest expense	380,486	334,413

Income before income taxes	(70,362)	87,141
Income tax expense	1,239	28,654

Net income	$(71,601)	$58,487

Note 3:    Goodwill and Other Intangibles

In accordance with SFAS 142, no goodwill amortization was recorded for the nine months ended September 30, 2002. RBC Centura recognized $20.5 million in goodwill amortization expense for the nine months ended

September 30, 2001. Excluding goodwill amortization, RBC Centura would have recognized net income of $50,000 for the nine months ending September 30, 2001. Goodwill increased by $88.6 million during the first nine months of 2002 to total $1.3 billion as of September 30, 2002. The increase was the result of the Eagle acquisition ($86.4 million) and final adjustments to goodwill recorded in conjunction with the acquisition of Predecessor by Royal Bank ($2.2 million).

At September 30, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $279.8 million and $36.5 million, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.1 million and $15.7 million, respectively. Amortization expense on core deposits and other intangibles was $20.8 million for the nine months ended September 30, 2002 and $9.0 million for RBC Centura for the nine months ended September 30, 2001. RBC Centura estimates that aggregate amortization expense (exclusive of that for mortgage servicing rights) will be $28.4 million for 2002, $28.9 million for 2003, $28.3 million for 2004, $28.3 million for 2005 and $27.7 million for 2006.

Note 4:    Loans

As part of the application of purchase accounting, a premium of $10.1 million was recorded during the third quarter of 2002 as a fair value adjustment to the loan portfolio and is being amortized on a straight line basis over the average life of the loans. A summary of loans at September 30, 2002 follows:

(thousands)

Commercial, financial, and agricultural	$2,347,355
Consumer	532,557
Real estate—mortgage	4,037,597
Real estate—construction and land development	1,049,342
Leases	161,855
Other	132,809

Total loans, net of unearned income	$8,261,515

Included in the loan balances above:
Nonaccrual loans	$85,516
Accruing loans past due ninety days or more	11,469

Note 5:    Borrowed Funds

Borrowed funds consisted of the following at September 30, 2002:

(thousands)

Federal funds purchased and securities sold under agreements to repurchase	$1,943,194
Master notes	316,431
U.S. Treasury demand note	39,704
Other	5,000

Total borrowed funds	$2,304,329

Note 6:    Long-Term Debt

As part of the application of purchase accounting, a discount of $14.6 million was recorded during the third quarter of 2002 as a fair value adjustment to borrowed funds and is being amortized on a straight line basis over the average life of the borrowings. Long-term debt consisted of the following at September 30, 2002:

(thousands)
Federal Home Loan Bank advances	$1,815,119
Subordinated notes held by an affiliate	650,000
Capital Securities	152,260
Bank notes	132,152
Obligations under capitalized leases	343

Total long-term debt	$2,749,874

Refer to RBC Centura’s Annual Report on form 10-K for details regarding RBC Centura’s borrowing obligations, interest rates, and maturities.

Note 7:    Commitments and Contingencies

On August 1, 2002 RBC Centura contracted with Gale Force Sports & Entertainment, LLC (“Gale Force”) and Gale Force Holdings Limited Partnership (“Gale Force Holdings”) to acquire the naming rights to the sports and entertainment facility located in Raleigh, North Carolina (now known as the “RBC Center”). The RBC Center serves as the home venue for the Carolina Hurricanes of the National Hockey League and the men’s basketball team of North Carolina State University. The terms of the contract call for an annual fee of $4 million over a 20-year period beginning on September 1, 2002 with the payment and duration terms subject to certain contractual conditions.

Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Note 8:    Related Party Transactions

During 2002, RBC Centura began purchasing Adjustable Rate Mortgage loans (“ARMs”) from RBC Mortgage, an indirect, wholly owned subsidiary of Royal Bank. Loans purchased and added to the Mortgage Loans Held for Sale account during the first nine months of 2002 amounted to $227.3 million and were purchased at market prices prevailing at the time of sale.

During the three months ended September 30, 2002 RBC Centura paid $10.4 million to Royal Bank for intercompany expenses allocated by Royal Bank. Of the amounts expensed, $3.1 million related to allocated billings from Royal Bank for services provided by external parties while the remaining $7.3 million related to fair market value allocations for centralized services provided by Royal Bank including head office charges, legal and tax services, risk management and other corporate activities under new and existing service level agreements.

In September 2002, RBC Centura issued a $150 million term note to Royal Bank. The loan is LIBOR based with a 10 year term. In connection with this funding, RBC Centura recorded $150,000 in interest expense for the nine months ending September 30, 2002.

Beginning in 2002, the Bank entered into an agreement with RBC Holdings (USA), RBC Holdings (Delaware) and RBC Private Banking USA to borrow funds in the form of term eurodollar deposits with terms varying from one month to three months. The bank recorded $1.1 million in interest expense during 2002 with an outstanding balance of $48.6 million as of September 30, 2002.

Note 9:    Subsequent Events

On August 29, 2002, RBC Centura and Admiralty Bancorp, Inc. (“Admiralty”) announced that they had signed a definitive merger agreement by which RBC Centura will acquire Admiralty. The cash consideration expected to be paid with respect to the acquisition is approximately $150 million. As of June 30, 2002, the most recent reporting period, Admiralty had $577.8 million in assets ($422.6 million in loans), $526.9 million in deposits and $46.4 million in stockholders’ equity. The excess of approximately $100 million of the purchase price over the estimated fair value of the net tangible assets acquired will first be allocated to identifiable intangible assets, with the residual allocated to goodwill. The acquisition is subject to approval by Canadian and U.S. regulators and shareholders of Admiralty, and other customary closing conditions. Completion of this acquisition is expected to occur during the first quarter of 2003.

During October 2002, RBC Centura completed sales of four branches to four different banks. These sales involved the transfer by RBC Centura of $11.9 million in loans and the assumption of $54.4 million in deposits by the acquiring entities. Core deposit intangibles of $1.6 million were written off as part of these sales and were included in the determination of the related gain which amounted to $3.1 million.

Note 10:    Consolidating Information (EBI Capital Trust)

As discussed in Note 2 of the Notes to Consolidated Financial Statements, EBI Capital Trust (“EBI Capital”), a statutory business trust that was a wholly owned subsidiary of Eagle prior to the merger of Eagle into the Bank, had $28.8 million in Trust Preferred Securities outstanding as of September 30, 2002 with a maturity date of September 30, 2028. As part of the Eagle acquisition, the Bank assumed the guarantee of Eagle and RBC Centura provided an additional guarantee of these Trust Preferred Securities. The following consolidating financial information is presented to provide financial information for EBI Capital, the Bank and its subsidiaries, and RBC Centura and its subsidiaries.

CONSOLIDATING BALANCE SHEET

	The Bank			RBC Centura
(In thousands)	The Bank and Subsidiaries (excluding EBI Capital Trust)	EBI Capital Trust	Eliminations between The Bank and EBI Capital Trust	The Bank and Subsidiaries	RBC Centura	Other RBC Centura Subsidiaries	Eliminations between RBC Centura and Subsidiaries	Consolidated
ASSETS
Cash and due from banks	$314,401	$—	$—	$314,401	$225,463	$2,043	$(222,823)	$319,084
Due from banks, interest-bearing	19,532	—	—	19,532	—	—	—	19,532
Due from affiliate	—	—	—	—	205	990	(1,195)
Federal funds sold	28,449	—	—	28,449	—	—	—	28,449
Investment securities:
Available for sale	4,498,271	—	—	4,498,271	148,654	118,879	(118,187)	4,647,617
Held to maturity	19,906	29,639	(29,639)	19,906	—	—	—	19,906
Loans	8,253,930	—	—	8,253,930	6,396	8,802	(7,613)	8,261,515
Less allowance for loan losses	120,676	—	—	120,676	—	—	—	120,676

Net loans	8,133,254	—	—	8,133,254	6,396	8,802	(7,613)	8,140,839
Mortgage loans held for sale	304,777	—	—	304,777	—	1,371	—	306,148
Bank premises and equipment	174,778	—	—	174,778	377	—	—	175,155
Goodwill and intangibles	1,552,965	—	—	1,552,965	—	—	—	1,552,965
Other assets	411,975	19	(927)	411,067	2,666,207	32,025	(2,624,634)	484,665

Total assets	15,458,308	29,658	(30,566)	15,457,400	3,047,302	164,110	(2,974,452)	15,694,360

LIABILITIES
Deposits:
Demand, noninterest-bearing	1,383,766	—	—	1,383,766	—	—	(2,000)	1,381,766
Interest-bearing	5,934,078	—	—	5,934,078	—	—	—	5,934,078
Time deposits over $100	808,424	—	—	808,424	—	—	(220,823)	587,601

Total deposits	8,126,268	—	—	8,126,268	—	—	(222,823)	7,903,445
Borrowed funds	2,012,537	—	(29,639)	1,982,898	321,431	—	—	2,304,329
Long-term debt	2,437,791	28,750	—	2,466,541	275,195	135,141	(127,003)	2,749,874
Other liabilities	288,500	—	(19)	288,481	29,968	1,188	(3,633)	316,004

Total liabilities	12,865,096	28,750	(29,658)	12,864,188	626,594	136,329	(353,459)	13,273,652

SHAREHOLDER’S EQUITY
Common stock, no par value	2,534,440	889	(889)	2,534,440	2,357,190	27,336	(2,561,776)	2,357,190
Accumulated other comprehensive income	63,115	—	—	63,115	68,572	11,622	(74,737)	68,572
Retained earnings	(4,343)	19	(19)	(4,343)	(5,054)	(11,177)	15,520	(5,054)

Total shareholder’s equity	2,593,212	908	(908)	2,593,212	2,420,708	27,781	(2,620,993)	2,420,708

Total liabilities and shareholder's equity	$15,458,308	$29,658	$(30,566)	$15,457,400	$3,047,302	$164,110	$(2,974,452)	$15,694,360

CONSOLIDATING INCOME STATEMENT

	The Bank			RBC Centura
(In thousands)	The Bank and Subsidiaries (excluding EBI Capital Trust)	EBI Capital Trust	Eliminations between The Bank and EBI Capital Trust	The Bank and Subsidiaries	RBC Centura	Other RBC Centura Subsidiaries	Eliminations between RBC Centura and Subsidiaries	Consolidated
INTEREST INCOME
Loans, including fees	$337,211	$—	$—	$337,211	$88	$—	$—	$337,299
Investment securities:
Taxable	154,315	492	(492)	154,315	9,403	7,982	(10,381)	161,319
Tax-exempt	606	—	—	606	—	—	—	606
Short-term investments	459	—	—	459	—	—	—	459
Mortgage loans held for sale	9,215	—	—	9,215	—	64	—	9,279

Total interest income	501,806	492	(492)	501,806	9,491	8,046	(10,381)	508,962

INTEREST EXPENSE
Deposits	99,338	—	—	99,338	—	—	(2,397)	96,941
Borrowed funds	21,066	—	—	21,066	2,481	—	—	23,547
Long-term debt	57,417	473	(492)	57,398	6,408	7,483	(7,952)	63,337

Total interest expense	177,821	473	(492)	177,802	8,889	7,483	(10,349)	183,825

NET INTEREST INCOME	323,985	19	—	324,004	602	563	(32)	325,137
Provision for loan losses	36,376	—	—	36,376	(1,615)	—	—	34,761

Net interest income after provision for loan losses	287,609	19	—	287,628	2,217	563	(32)	290,376

NONINTEREST INCOME
Service charges on deposit accounts	50,412	—	—	50,412	—	—	—	50,412
Credit card and related fees	7,074	—	—	7,074	—	—	—	7,074
Other service charges, commissions and fees	20,690	—	—	20,690	—	—	—	20,690
Fees for trust services	6,810	—	—	6,810	—	—	—	6,810
Mortgage income	13,491	—	—	13,491	—	—	—	13,491
Other noninterest income	17,024	—	—	17,024	86,436	3	(86,424)	17,039
Securities gains, net	7,172	—	—	7,172	(1,160)	(122)	—	5,890

Total noninterest income	122,673	—	—	122,673	85,276	(119)	(86,424)	121,406

NONINTEREST EXPENSE
Personnel	142,346	—	—	142,346	8,509	—	(2,056)	148,799
Occupancy	23,531	—	—	23,531	27	60	—	23,618
Equipment	20,022	—	—	20,022	99	—	—	20,121
Foreclosed real estate losses and related
operating expense	2,134	—	—	2,134	—	—	—	2,134
Merger-related expenses and other significant charges	2,610	—	—	2,610	—	—	—	2,610
Goodwill and intangible amortization	20,792	—	—	20,792	—	—	—	20,792
Intercompany charges from parent	5,111	—	—	5,111	5,269	—	—	10,380
Other operating	87,452	—	—	87,452	2,908	45	(9,172)	81,233

Total noninterest expense	303,998	—	—	303,998	16,812	105	(11,228)	309,687

Income before income taxes	106,284	19	—	106,303	70,681	339	(75,228)	102,095
Income taxes	31,612	—	—	31,612	3,873	(51)	(2,010)	33,424

NET INCOME	$74,672	$19	$—	$74,691	$66,808	$390	$(73,218)	$68,671

RBC CENTURA BANKS, INC. AND PREDECESSOR
PART I.    FINANCIAL INFORMATION

Item 1.    (b)  RBC Centura Banks, Inc. and Predecessor Historical Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets

        Consolidated Statement of Operations

        Consolidated Statement of Shareholder’s Equity

        Consolidated Statement of Cash Flows

        Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)
	RBC Centura	Predecessor
(In thousands, except share data)	September 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$286,251	$356,602
Due from banks, interest-bearing	16,407	14,928
Federal funds sold	10,182	7,547
Investment securities:
Available for sale (cost of $3,549,034 and $2,623,159, respectively)	3,649,292	2,655,612
Held to maturity (fair value of $0, and $50,298, respectively)	—	49,493
Loans	7,771,716	7,671,691
Less allowance for loan losses	103,556	104,275

Net loans	7,668,160	7,567,416
Mortgage loans held for sale	131,172	56,907
Bank premises and equipment	164,566	157,959
Goodwill and intangibles	1,472,650	146,445
Other assets	432,985	469,100

Total assets	$13,831,665	$11,482,009

LIABILITIES
Deposits:
Demand, noninterest-bearing	$1,122,782	$1,131,121
Interest-bearing	5,737,392	5,871,582
Time deposits over $100	484,315	704,437

Total deposits	7,344,489	7,707,140
Borrowed funds	1,839,763	1,566,611
Long-term debt	2,066,375	1,084,762
Other liabilities	311,949	167,071

Total liabilities	11,562,576	10,525,584

SHAREHOLDER’S EQUITY
Common stock, no par value, 2,500,000,000 shares authorized; shares issued and outstanding of 2,166,517,536 and 39,427,056, respectively	2,187,684	272,119
Accumulated other comprehensive income	61,248	18,939
Unearned compensation	—	(4,084)
Retained earnings	20,157	669,451

Total shareholder’s equity	2,269,089	956,425

Total liabilities and shareholder’s equity	$13,831,665	$11,482,009

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)
	RBC Centura	Predecessor
(In thousands)	Three months ended September 30, 2001	Three months ended September 30, 2000
INTEREST INCOME
Loans, including fees	$139,264	$181,580
Investment securities:
Taxable	50,298	43,281
Tax-exempt	335	555
Short-term investments	249	665
Mortgage loans held for sale	3,570	1,463

Total interest income	193,716	227,544

INTEREST EXPENSE
Deposits	48,978	80,132
Borrowed funds	17,402	25,784
Long-term debt	19,678	17,393

Total interest expense	86,058	123,309

NET INTEREST INCOME	107,658	104,235
Provision for loan losses	6,750	6,960

Net interest income after provision for loan losses	100,908	97,275

NONINTEREST INCOME
Service charges on deposit accounts	16,954	15,723
Credit card and related fees	3,249	2,603
Other service charges, commissions and fees	8,236	9,183
Fees for trust services	2,329	2,549
Mortgage income	5,934	17,912
Other noninterest income	5,476	5,314
Securities gains (losses), net	345	(13,068)

Total noninterest income	42,523	40,216

NONINTEREST EXPENSE
Personnel	49,663	45,016
Occupancy	6,410	6,112
Equipment	6,464	6,255
Foreclosed real estate losses and related operating expense	581	409
Loss on equity investment	—	—
Merger-related and other significant charges	—	—
Goodwill and Intangible amortization	22,031	3,406
Other operating	27,491	24,219

Total noninterest expense	112,640	85,417

Income before income taxes	30,791	52,074
Income tax expense	15,544	18,071

NET INCOME	$15,247	$34,003

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

	RBC Centura	Predecessor
(In thousands)	June 6, 2001 through September 30, 2001	January 1, 2001 through June 5, 2001	Nine months ended September 30, 2000
INTEREST INCOME
Loans, including fees	$186,965	$282,986	$524,533
Investment securities:
Taxable	66,047	84,734	127,124
Tax-exempt	486	878	2,409
Short-term investments	338	604	2,584
Mortgage loans held for sale	4,868	3,266	4,044

Total interest income	258,704	372,468	660,694

INTEREST EXPENSE
Deposits	66,001	119,044	228,331
Borrowed funds	24,010	41,148	71,474
Long-term debt	25,889	30,509	48,330

Total interest expense	115,900	190,701	348,135

NET INTEREST INCOME	142,804	181,767	312,559
Provision for loan losses	9,182	25,420	24,855

Net interest income after provision for loan losses	133,622	156,347	287,704

NONINTEREST INCOME
Service charges on deposit accounts	22,703	26,847	47,071
Credit card and related fees	4,125	3,656	6,724
Other service charges, commissions and fees	10,791	15,582	29,120
Fees for trust services	3,224	4,181	8,058
Mortgage income	7,937	8,641	27,160
Other noninterest income	7,474	13,112	21,128
Securities gains (losses), net	1,938	27,521	(36,873)

Total noninterest income	58,192	99,540	102,388

NONINTEREST EXPENSE
Personnel	65,939	80,265	132,492
Occupancy	8,532	10,563	18,343
Equipment	8,733	11,441	18,284
Foreclosed real estate losses and related operating expense	668	971	1,515
Loss on equity investment	—	42,203	—
Merger-related and other significant charges	—	91,502	28,516
Goodwill and Intangible Amortization	29,105	6,284	10,108
Other operating	35,837	63,405	79,075

Total noninterest expense	148,814	306,634	288,333

Income (loss) before income taxes	43,000	(50,747)	101,759
Income tax expense	22,843	435	38,798

NET INCOME (LOSS)	$20,157	$(51,182)	$62,961

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

Predecessor
	Common Stock		Unearned Compensation	Retained Earnings	Unrealized Gains (Losses) on Securities Available for Sale	Total Shareholder’s Equity
	Shares	Amount
(Dollars in thousands)
Balance, December 31, 2000	39,427,056	$272,119	$(4,084)	$669,451	$18,939	$956,425
Comprehensive income:
Net loss, January 1 to June 5, 2001	—	—	—	(51,182)	—	(51,182)
Unrealized losses on available for sale securities, net of taxes	—	—	—	—	(11,436)	(11,436)

Comprehensive income	—	—	—	—	—	(62,618)
Common stock issued:
Stock option plans and stock awards	495,997	13,285	—	—	—	13,285
Restricted stock, net	—	—	4,084	—	—	4,084
Cash dividends declared, $0.70 per share	—	—	—	(27,761)	—	(27,761)
Other	49,984	2,549	—	—	—	2,549

Balance, June 5, 2001	39,973,037	$287,953	$—	$590,508	$7,503	$885,964

RBC Centura
	Common Stock		Unearned Compensation	Retained Earnings	Unrealized Gains on Securities Available for Sale	Total Shareholder’s Equity
	Shares	Amount
(Dollars in thousands)
Issuance of Common Stock on June 5, 2001	2,166,517,536	$2,187,684	$—	$—	$—	$2,187,684
Comprehensive income:
Net income, June 6 to September 30, 2001	—	—	—	20,157	—	20,157
Unrealized gains on available for sale securities, net of taxes	—	—	—	—	61,248	61,248

Comprehensive income	—	—	—	—	—	81,405

Balance, September 30, 2001	2,166,517,536	$2,187,684	$—	$20,157	$61,248	$2,269,089

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR
(Unaudited)

	RBC Centura	Predecessor
(Dollars in thousands)	June 6, 2001 through September 30, 2001	January 1, 2001 through June 5, 2001	Nine months ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,157	$(51,182)	$62,961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,182	25,420	24,855
Depreciation of assets under operating leases	1,350	2,192	5,614
Depreciation and amortization, excluding depreciation of assets under operating leases	37,552	20,508	30,397
Amortization of purchase accounting adjustments	27,172	—	—
Deferred income tax expense (benefit)	3,391	(10,802)	(552)
Loan fees deferred, net	758	(134)	717
Loss on equity investment	—	42,203	—
Bond premium amortization and discount accretion, net	2,628	(3,644)	(815)
(Gains) losses on sales of available for sale securities	(1,937)	(27,521)	36,873
Write-off of fixed assets	—	—	2,573
Gain on sale of mortgage servicing rights	—	—	(14,776)
Proceeds from sales of mortgage loans held for sale	332,742	375,348	308,376
Originations, net of principal repayments, of mortgage loans held for sale	(298,577)	(475,771)	(326,205)
(Increase) decrease in accrued interest receivable	(13,968)	10,800	(12,588)
(Decrease) increase in accrued interest payable	(9,742)	(3,911)	4,448
Net change in other assets and other liabilities	(26,432)	96,642	(21,982)

Net cash provided by operating activities	84,276	148	99,896

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	110,957	(116,700)	(225,266)
Purchases of:
Securities available for sale	(776,851)	(1,872,595)	(1,133,636)
Premises and equipment	(11,371)	(18,060)	(24,385)
Other	—	—	(80,000)
Proceeds from:
Sales of securities available for sale	260,913	1,199,303	1,122,346
Maturities and issuer calls of securities available for sale	151,701	201,026	267,638
Maturities and issuer calls of securities held to maturity	—	5,647	10,584
Sales of foreclosed real estate	2,210	2,902	6,809
Dispositions of premises and equipment	248	602	11,793
Cash received from sale of mortgage servicing rights	—	—	13,417
Cash acquired, net of cash paid, in mergers and acquisitions	68,395	—	107,146

Net cash (used) provided by investing activities	(193,798)	(597,875)	76,446

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(204,043)	(387,657)	(341,154)
Net (decrease) increase in borrowed funds	(271,823)	544,975	(9,255)
Proceeds from issuance of long-term debt	605,500	550,500	485,500
Repayment of long-term debt	(55,084)	(126,880)	(349,989)
Cash dividends paid	—	(27,761)	(39,797)
Repurchases of common stock	—	—	(1,361)
Proceeds from issuance of common stock, net	—	13,285	4,579

Net cash provided (used) by financing activities	74,550	566,462	(251,477)

Decrease in cash and cash equivalents	(34,972)	(31,265)	(75,135)
Cash and cash equivalents at beginning of period	347,812	379,077	424,381

Cash and cash equivalents at end of period	$312,840	$347,812	$349,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$125,642	$194,613	$343,687
Income taxes	5,367	5,868	28,544
Noncash transactions:
Stock issued in purchase acquisitions and other stock issuances, net	—	6,631	8,102
Change in unrealized securities gains (losses), net	61,248	(20,148)	46,873
Income tax benefit from exercise of employee stock options	—	1,843	1,539
Loans transferred to foreclosed property	7,159	2,004	6,910

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Note 1:    Basis of Presentation

As noted in the Notes to Consolidated Financial Statements included herein in Item 1. Section (a), the common control merger of RBC Centura Banks, Inc. (“RBC Centura”) and Security First Network Bank (“SFNB”) was consummated on June 1, 2002. As a result of this merger, the historical financial statements of RBC Centura have been restated to reflect the change in reporting entity. The historical financial statements described within this section are of Predecessor (as defined below) and RBC Centura but the statements only relate to periods prior to September 30, 2001 and have been included for information purposes only. These financial statements have been combined with the restated financial information in Item 1. Section (a) for purposes of Management’s Discussion and Analysis.

As previously disclosed, at the close of business on June 5, 2001, Royal Bank of Canada (“Royal Bank”), a Canadian chartered bank, acquired all of the outstanding common stock of Centura Banks, Inc. (“Predecessor”). As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura. Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to Predecessor relates to periods prior to and including June 5, 2001. Royal Bank’s basis in RBC Centura was “pushed down” to RBC Centura and is therefore reflected in RBC Centura’s balance sheet and results of operations. See Note 2 for information regarding this acquisition.

The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”), Centura Capital Trust I, Triangle Capital Trust, and NCS Mortgage Lending Company (“NCS”). The Bank also has various wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the periods from January 1, 2001 through June 5, 2001 and June 6, 2001 through September 30, 2001 are not necessarily indicative of the results that may be expected for the year.

All significant intercompany transactions are eliminated in consolidation. In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Accounting policies followed in the presentation of interim financial results are presented on pages 40 to 45 of Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2000. Goodwill recorded as a result of the acquisition by Royal Bank is being amortized over 20 years. See the Recent Accounting Developments section in Management’s Discussion and Analysis for accounting changes related to goodwill.

Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder’s equity.

Note 2:    Mergers and Acquisitions

As disclosed in the Form 10-Q for the six months ended June 30, 2001, at the close of business on June 5, 2001, Royal Bank acquired all of the outstanding common stock of Predecessor. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Rock Merger Subsidiary, Inc., a wholly owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was re-named RBC Centura Banks, Inc. Each share of Predecessor’s outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank’s basis being “pushed down” to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura’s tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which is being amortized over the average life of the respective instruments.

In connection with the acquisition, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill has been assigned a life of 20 years while the core deposit intangible has been assigned a life of 10 years. In connection with the transaction, RBC Centura incurred merger-related and other significant charges of $91.8 million, before tax. Merger-related charges include termination of employment contracts, change of control payments, costs of the transaction including legal, accounting, and investment banking fees, cash settlement of Predecessor’s outstanding stock options, and certain other expenses. Also included is a $1.9 million pension plan curtailment loss resulting from Predecessor discontinuing accruing benefits under its pension plan for all participants except for certain groups of employees.

The following table summarizes activity for merger-related accruals for the period ended September 30, 2001 related to the June 5, 2001 acquisition by Royal Bank:

(in thousands)	Initial Liability accrued	Amount utilized during 2001	Remaining Balance at 9/30/01
Severance, change in control, other employee-related costs, and director-related costs	$70,335	$62,758	$7,577
Write-off of unrealizable assets	650	650	—
Non-employee related contract terminations	1,776	115	1,661
Professional costs	17,204	14,204	3,000
Other merger-related expenses	1,855	1,855	—

Merger-related expenses	$91,820	$79,582	$12,238

During the third quarter of 2001, the Bank purchased certain banking assets, including loans and extensions of credit, and assumed certain deposits of Security First Network Bank (“SFNB”), an entity under the common control of Royal Bank. The transactions involved the acquisition of approximately $184 million in deposits, $95 million in loans, and $20 million in mortgage-backed securities.

On February 18, 2000, Predecessor merged with Triangle Bancorp, Inc. (“Triangle”), a Raleigh, North Carolina based bank holding company in a transaction accounted for as a pooling-of-interests. Predecessor issued approximately 11.4 million shares to effect the combination. Each Triangle shareholder received 0.45 shares of Predecessor common stock in exchange for each Triangle share. In connection with this combination, Predecessor incurred merger-related charges of $26.8 million. As of September 30, 2001 $1.1 million of merger-related liabilities remained on the balance sheet, a majority of which relate to remaining contractual obligations.

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

Note 4:    Segment Information

Refer to Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2000 for information with respect to RBC Centura’s policies for defining and accounting for its segments. RBC Centura’s measure of profitability is a non-GAAP measure and excludes all merger-related charges. Financial information by segment for the three months ended September 30, 2001 and 2000 is as follows:

	2001
(In thousands)	Retail	Treasury	Other	Total	Adjustments		Consolidated
Interest income	$134,376	$53,166	$6,272	$193,814	$(98	)(A)	$193,716
Interest expense	60,679	31,042	1,390	93,111	(7,053	)(A)	86,058
Funds transfer pricing allocation	13,124	(10,376)	(3,078)	(330)	330	(B)	—

Net interest income	86,821	11,748	1,804	100,373	7,285		107,658
Provision for loan losses	8,034	—	(1,533)	6,501	249	(C)	6,750

Net interest income after provision for loan losses	78,787	11,748	3,337	93,872	7,036		100,908
Noninterest income	32,496	139	10,091	42,726	(203	)(A)	42,523
Noninterest expense	69,382	1,985	6,537	77,904	34,736	(A)	112,640

Income before income taxes	41,901	9,902	6,891	58,694	(27,903)		30,791
Income tax expense/(benefit)	13,700	998	591	15,289	255	(C)	15,544

Net income	$28,201	$8,904	$6,300	$43,405	$(28,158)		$15,247

Period-end assets	$6,956,524	$3,848,588	$437,967	$11,243,079	$2,588,586	(D)	$13,831,665

	2000
(In thousands)	Retail	Treasury	Other	Total	Adjustments		Consolidated
Interest income	$160,835	$57,235	$7,060	$225,130	$2,414	(A)	$227,544
Interest expense	81,257	35,370	909	117,536	5,773	(A)	123,309
Funds transfer pricing allocation	14,303	(17,400)	(3,044)	(6,141)	6,141	(B)	—

Net interest income	93,881	4,465	3,107	101,453	2,782		104,235
Provision for loan losses	4,766	—	1,427	6,193	767	(C)	6,960

Net interest income after provision for loan losses	89,115	4,465	1,680	95,260	2,015		97,275
Noninterest income	30,711	257	13,676	44,644	(4,428	)(A)	40,216
Noninterest expense	67,842	2,560	8,789	79,191	6,226	(A)	85,417

Income before income taxes	51,984	2,162	6,567	60,713	(8,639)		52,074
Income tax expense/(benefit)	8,290	(1,369)	5,969	12,890	5,181	(C)	18,071

Net income	$43,694	$3,531	$598	$47,823	$(13,820)		$34,003

Period-end assets	$6,861,366	$3,183,855	$225,256	$10,270,477	$1,118,568	(D)	$11,389,045

(A)	Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals, including merger-related charges.
(B)	Reconciling item relates to the elimination of funds transfer pricing credits and charges.
(C)	Reconciling item adjusts balances from cash basis to accrual method of accounting.
(D)	Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, and certain other assets.

Note 5:    Derivative Instruments and Hedging Activities

RBC Centura adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “SFAS 133”), on January 1, 2001.

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The amount of hedge ineffectiveness recorded for the nine months ended September 30, 2001 was not considered significant. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement. Refer to Report on Form 10-Q for the period ended March 31, 2001 for additional disclosures regarding derivative instruments and hedging activities.

Note 6:    Investment Securities

As part of the application of purchase accounting, a premium of $11.6 million was recorded during the second quarter of 2001 as a fair value adjustment and is being amortized based on the effective yield method over the remaining life of the securities. In connection with the acquisition, RBC Centura transferred approximately $44 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura’s interest rate risk position and credit risk policy with those of Royal Bank.

A summary of investment securities by type at September 30, 2001 follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(thousands)
Available For Sale:
U.S. Treasury	$129,226	$801	$—	$130,027
U.S. government agencies and corporations	838,691	33,478	—	872,169
Mortgage-backed securities	1,928,127	52,151	6	1,980,272
Asset-backed securities	148,131	8,061	—	156,192
State and municipal	36,294	168	6	36,456
Common and preferred stock	311,981	3,367	1,623	313,725
Other securities	156,584	3,867	—	160,451

Total available for sale	$3,549,034	$101,893	$1,635	$3,649,292

The following is a summary of investment securities by contractual maturity at September 30, 2001:

	Available for Sale
	Amortized Cost	Fair Value
	(thousands)
Due in one year or less	$171,160	$171,963
Due after one year through five years	891,896	926,903
Due after five years through ten years	64,440	66,919
Due after ten years	33,179	33,194
Mortgage-backed and asset-backed securities	2,076,258	2,136,464
Common and preferred stock	311,981	313,725
Other	120	124

Total	$3,549,034	$3,649,292

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

Note 7:    Loans

As part of the application of purchase accounting, a premium of $70.8 million was recorded during the second quarter of 2001 as a fair value adjustment to the loan portfolio and is being amortized on a straight line basis over the average life of the loans. A summary of loans at September 30, 2001 follows:

(thousands)
Commercial, financial, and agricultural	$2,180,193
Consumer	589,896
Real estate — mortgage	3,641,015
Real estate — construction and land	1,049,100
Leases	209,280
Other	102,232

Total loans, net of unearned income	$7,771,716

Included in the loan balances above:
Nonaccrual loans	$72,052
Accruing loans past due ninety days or more	10,624

Note 8:    Allowance for Loan Losses

A summary of changes in the allowance for loan losses (“AFLL”) follows:

	RBC Centura	Predecessor	Predecessor
	June 6, 2001 through September 30, 2001	January 1, 2001 through June 5, 2001	Nine months ended September 30, 2000
	(thousands)
AFLL at beginning of period	$103,044	$104,275	$95,500
Provision for loan losses	9,182	25,420	24,855
Charge-offs	(11,972)	(28,857)	(20,982)
Recoveries on loans previously charged-off	3,302	2,206	4,663

Net Charge-offs	(8,670)	(26,651)	(16,319)

AFLL at end of period	$103,556	$103,044	$104,036

The following table summarizes individually impaired loan information as of September 30, 2001:

(thousands)
Individually impaired loans with related allowance	$35,562
Individually impaired loans with no related allowance	14,784

Total individually impaired loans	$50,346

Allowance on individually impaired loans	$15,454

Note 9:    Long-Term Debt

As part of the application of purchase accounting, a discount of $5.5 million was recorded during the second quarter of 2001 as a fair value adjustment to long-term debt and is being amortized on a straight line basis over the average life of the debt. In September 2001, RBC Centura issued $500 million of Libor based 5-year subordinated debt to an affiliate. Long-term debt consisted of the following at September 30, 2001:

(thousands)
Federal Home Loan Bank advances	$1,322,412
Subordinated notes held by an affiliate	500,000
Capital Securities	123,700
Bank notes	119,712
Obligations under capitalized leases	551

Total long-term debt	$2,066,375

Refer to Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2000 for details regarding RBC Centura’s borrowing obligations, interest rates, and maturities.

Note 10:    Income Taxes

The components of income tax expense were:

	RBC Centura	Predecessor	Predecessor
	June 6, 2001 through September 30, 2001	January 1, 2001 through June 5, 2001	Nine months ended September 30, 2000

Current expense (benefit):
Federal	$24,500	$(4,275)	$37,656
State	1,736	463	4,070

	26,236	(3,812)	41,726

Deferred expense (benefit):
Federal	(2,583)	4,160	(2,379)
State	(810)	87	(549)

	(3,393)	4,247	(2,928)
Total income tax expense	$22,843	$435	$38,798

Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

	RBC Centura		Predecessor		Predecessor
	June 6, 2001 through September 30, 2001		January 1, 2001 through June 5, 2001		Nine months ended September 30, 2000
Income taxes at Federal statutory tax rate	$15,050	35.00%	$(17,761)	35.00%	$35,616	35.00%
Non-taxable income	(1,627)	(3.78)	(2,898)	5.71	(4,443)	(4.37)
Acquisition adjustments, net	7,245	16.85	14,002	(27.59)	4,010	3.94
State income tax, net of federal benefit	615	1.43	358	(0.70)	1,845	1.81
Other, net	1,560	3.62	6,734	(13.28)	1,770	1.75

Effective tax rate	$22,843	53.12%	$435	(0.86)%	$38,798	38.13%

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and liabilities at September 30, 2001 and December 31, 2000, are summarized as follows:

	September 30, 2001	December 31, 2000
	(thousands)
Deferred tax assets:
Loan loss reserve	$39,774	$41,576
Other reserves	15,459	6,240
Deferred compensation	17,366	14,260
Other assets	13,878	8,765

Gross deferred tax assets	86,477	70,841

Deferred tax liabilities:
Premises and equipment	5,144	2,787
Deposits	71,142	12
Investment securities	10,951	2,748
Leasing activities	83,247	72,941
Lending activities	22,012	127
Other Liabilities	13,928	24,904
Net unrealized securities gains	39,010	13,081

Gross deferred tax liabilities	245,434	116,600

Net deferred tax (liability)	$(158,957)	$(45,759)

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

Note 11:    Strategic Repositioning of Mortgage Business

During the second quarter of 2001, Predecessor made an assessment of its mortgage business with an emphasis on current and prospective interest rate and macroeconomic conditions. Predecessor decided to reevaluate its participation in making consumer mortgage loans to individuals with less than prime-rated credit profiles. Specifically, Predecessor had a 49 percent equity interest in First Greensboro Home Equity, Inc. (“FGHE”) and also had a wholly-owned subsidiary, NCS Mortgage Lending Company (“NCS”). Both FGHE and NCS are primarily in the business of making mortgages to consumers with less than prime-rated credit profiles. As a result of this assessment, Predecessor decided to take actions to no longer provide credit support to these mortgage companies.

Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support during the second quarter of 2001. This purchase did not change Predecessor’s credit exposure.

In the second quarter of 2001, based on FGHE’s inability to access the securitization market and FGHE’s limited success in selling loans in the whole-loan market, Predecessor informed FGHE of management’s intention to not further extend any further credit support or financing activities. Predecessor estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment and the debentures discussed above. During the second quarter of 2001, a charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as a loss on equity investment in the statement of operations. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans. During the third quarter of 2001, RBC Centura recognized a recovery of $1.6 million for FGHE loans previously charged off. In addition, the equity interest in FGHE was sold resulting in no gain or loss recognition.

Certain fixed assets of NCS were sold during the second quarter. The purchaser also retained a majority of the employees. A charge of $1.9 million was classified in merger-related and other significant charges on the statement of operations, which included severance, goodwill associated with NCS, and the loss on the fixed assets sold. Predecessor retained the loan portfolio of approximately $75 million existing at sale date with the intention to sell the loans. A provision for credit losses of $300,000 was recorded prior to the transfer of these loans to held for sale.

RBC CENTURA BANKS, INC.
PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 2002

The information below in response to Item 2 of Form 10-Q, Part 1, is provided pursuant to General Instruction H. (2)(a) of Form 10-Q, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. (“RBC Centura” or the “Company”) and its principal, wholly owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura’s plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. (“Predecessor”) by Royal Bank of Canada (“Royal Bank”) or the acquisition of Eagle Bancshares, Inc. (“Eagle”) by RBC Centura; (x) the impact on RBC Centura’s business, as well as on the risks set forth above, of various international military or terrorist activities or conflicts; and (xi) other risks and factors identified in Predecessor’s and RBC Centura’s other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

RBC Centura cautions that the foregoing list of important factors is not exhaustive. When relying on forward-looking statements to make decisions with respect to RBC Centura, investors and others should carefully consider the foregoing factors and other uncertainties and events. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in Predecessor’s and RBC Centura’s current and subsequent filings with the Securities and Exchange Commission. RBC Centura does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of RBC Centura.

GENERAL

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a financial holding company operating primarily in North Carolina, South Carolina, Georgia and Virginia along with one branch in Florida. RBC Centura currently provides a full range of personal and commercial banking products and services, investment services and certain insurance services. These products and services are delivered through our customers’ channel of preference. At September 30, 2002, RBC Centura served its customers through 243 financial stores located throughout North Carolina, South Carolina, Georgia Florida and Virginia. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, personal computer banking, online bill payment and a suite of Internet products and services that can be found at centura.com. The contents of RBC Centura’s website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle. The cash consideration paid with respect to the acquisition amounted to approximately $149 million. As of the acquisition date, Eagle had $1.2 billion in assets ($684.7 million of which were loans), $821.7 million in deposits, and $70.8 million in stockholder’s equity. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14.2 million and other intangibles of $1.5 million, with the residual of approximately $86.4 million allocated to goodwill. The goodwill is not tax-deductible. The core deposit intangible will be amortized on a straight-line basis over the estimated useful life of 10 years.

As discussed in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001, during the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications with the Board of Governors of the Federal Reserve System and other applicable regulatory authorities to acquire RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”) and RBC Trade Finance (USA), Inc. (“TFI”), two indirect, wholly owned subsidiaries of Royal Bank. RBC Mortgage is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing commercial residential real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. Management received approval of all applications associated with these acquisitions during the second quarter of 2002 and expects to acquire these entities during the first six months of 2003.

Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

As a result of the acquisition by Royal Bank, Predecessor became a wholly owned subsidiary of Royal Bank, and was renamed RBC Centura Banks Inc. The business combination was accounted for as a purchase with Royal Bank’s accounting basis being “pushed down” to RBC Centura. In order to consolidate the U.S. retail banking operations of Royal Bank, RBC Centura acquired Security First Network Bank (“SFNB”) from an indirect wholly owned subsidiary of Royal Bank on June 1, 2002. As further discussed in Note 1 to these consolidated financial statements, the SFNB merger resulted in a change in reporting entity for financial statement purposes and restatement of certain historical financial information giving consideration as to when RBC Centura and SFNB were under common control of Royal Bank.

It is generally not appropriate to combine pre and post “push down” periods when analyzing results of operations. In addition, due to the restatement as noted above, the historical results of RBC Centura have been restated to only include SFNB prior to June 5, 2001, the date that RBC Centura was acquired by Royal Bank. However, for purposes of comparison only and to facilitate discussion and analysis of results of operations, the following pro-forma income statement combines RBC Centura’s results of operations from January 1, 2001 through September 30, 2001(which actually represents the historical results for SFNB for the nine months ended September 30, 2001 and the results of RBC Centura for the period June 6, 2001 through September 30, 2001) with those of the Predecessor for the period January 1, 2001 through June 5, 2001. All discussion of the nine month period ending September 30, 2001 refers to proforma results including Predecessor activity during the period from January 1, 2001 through June 5, 2001. This discussion is considered more meaningful than the historical results given the complexities of the mergers and change in reporting entity as noted above.

	RBC Centura	Predecessor	Pro forma RBC Centura	RBC Centura
	January 1, 2001 through September 30, 2001	January 1, 2001 through June 5, 2001	Nine months ended September 30, 2001	Nine months ended September 30, 2002

Net interest income	$148,109	$181,767	$329,876	$325,137
Provision for loan losses	10,311	25,420	35,731	34,761

Net interest income after provision for loan losses	137,798	156,347	294,145	290,376
Noninterest income, excluding securities gains	57,728	72,019	129,747	115,516
Securities gains, net	1,938	27,521	29,459	5,890
Loss on equity investment	—	42,203	42,203	—
Merger-related and other significant charges	38,629	91,502	130,131	2,610
Other noninterest expense	178,118	172,929	351,047	307,077

Income before income taxes	(19,283)	(50,747)	(70,030)	102,095
Income tax expense	1,169	435	1,604	33,424

Net income	$(20,452)	$(51,182)	$(71,634)	$68,671

SUMMARY OF CRITICAL ACCOUNTING POLICIES

RBC Centura’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of RBC Centura’s accounting policies require significant management judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. These judgements about critical accounting estimates are based on information available as of the date of the financial statements. RBC Centura’s significant accounting policies are discussed in detail in Note One of the Notes to Consolidated Financial Statements on pages 36 to 42 of RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001. The following is a summary of the more judgmental and complex accounting policies of RBC Centura.

Many of RBC Centura’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through RBC Centura’s estimate of the allowance for credit losses. RBC Centura performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by RBC Centura utilizing dealer quotes, market comparisons or internally generated modeling techniques. RBC Centura’s internal models generally involve present value of cash flow techniques. RBC Centura adopted Statement of Financial Accounting Standards No. 142 (the “Standard”) during the first quarter of 2002. A discounted cash flow model was used to determine the fair value of its reporting units as required by the Standard. Cash flow estimates require judgement and RBC Centura believes that assumptions used in determining the cash flows are consistent with assumptions marketplace participants would use in estimates of their fair value. The various valuation techniques are discussed in greater detail elsewhere in management’s discussion and analysis and in the Notes to Consolidated Financial Statements on pages 36 to 42 of RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2001.

The remainder of management’s discussion and analysis of RBC Centura’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2002 totaled $68.7 million, compared with a pro forma net loss of $71.6 million for the comparable period in 2001. Key factors responsible for RBC Centura’s results of operations are discussed throughout management’s discussion and analysis below.

INTEREST-EARNING ASSETS

Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $12.1 billion for the nine months ended September 30, 2002, an increase of $684.2 million or 6.0 percent over the pro forma average balance for the nine months ended September 30, 2001. Period-end interest-earning assets were $13.3 billion at September 30, 2002, an increase of $1.5 billion over December 31, 2001’s balance of $11.8 billion. As discussed below, the growth resulted from the addition of $699.1 million in loans as part of the Eagle acquisition with the remaining growth occurring within the investment portfolio.

For additional information on average interest-earning assets, refer to the discussion below, Table 3, “Net Interest Income Analysis-Taxable Equivalent Basis” and Table 7, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis.”

Loans

Loans represent the largest component of interest-earning assets. Loans ended the period at $8.3 billion, increasing by $478.1 million from the balance as of December 31, 2001. Excluding $699.1 million in loans acquired in conjunction with the Eagle acquisition the loan balance exhibited a slight decline from the balance as of December 31, 2001. Table 1, “Loan Portfolio” provides a summary of the loan portfolio and mix percentages as of September 30, 2002, September 30, 2001 (pro forma) and December 31, 2001.

Loans averaged $7.9 billion during the nine months ended September 30, 2002, a slight decrease of $68.1 million over the year-earlier period (pro forma). Excluding the average balance effect of loans acquired in the Eagle acquisition, the loan balance actually declined by $212.4 million driven by declines in commercial and mortgage loans. Commercial loans exhibited a decline of $168.3 million predominantly due to the economic slowdown while expected payoffs in the SFNB portfolio resulted in a decline of $136.7 million in mortgage loans. Consumer loans (equity lines, installment loans, and other credit line loans) increased by $148.0 million from the average balance in the year-earlier period due to new and developing strategic and sales initiatives while the leasing portfolio decreased by $55.4 million as the result of a continued decreased emphasis on the leasing product in conjunction with normal amortization of existing leases.

Taxable equivalent interest earned on the loan portfolio for the nine months ended September 30, 2002 and 2001 (pro forma) totaled $337.9 million and $481.7 million, respectively. The declining rate environment resulted in a $139.7 million decrease in interest income while decreasing loan volume generated a $4.1 million interest income reduction. Overall, the loan portfolio yielded 5.74 percent for the first nine months of 2002 compared with 8.11 percent during the first nine months of 2001 (pro forma). The large decrease was mainly due to the declining rate environment that prevailed during 2001 and 2002. Also contributing 58 basis points to the decline was the amortization of loan premiums recorded as a result of the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura.

Investment Securities

The investment portfolio provides RBC Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the U.S. Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the third quarter of 2002 at $4.7 billion, an increase of 22.9 percent from the December 31, 2001 balance of $3.8 billion. For the nine month period ended September 30, 2002, the investment portfolio, gross, averaged $3.9 billion compared with an average of $3.2 billion during the nine month period ended September 30, 2001 (pro forma). The investment portfolio growth provided an additional means of leveraging capital while experiencing slow net growth within the loan portfolio as described earlier.

The available for sale (“AFS”) investment portfolio is used as a part of RBC Centura’s asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and the need to manage regulatory capital and also to provide bank liquidity. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At September 30, 2002, AFS investments had a market value of $4.6 billion, up $848.7 million compared to December 31, 2001. Included in the market value of the AFS portfolio as of September 30, 2002 are unrealized gains of $132.3 million, $80.7 million net of tax, compared with unrealized gains of $48.9 million, $30.0 million net of tax as of December 31, 2001. The change in unrealized gains/losses was due to growth in the investment portfolio and an overall decrease in interest rates subsequent to December 31, 2001 that served to increase the market value of fixed income securities.

FUNDING SOURCES

Total funding includes deposits, short-term borrowings and long-term debt and averaged $11.7 billion for the nine-month period ended September 30, 2002, increasing $615.8 million or 5.6 percent ($340.6 million or 3.1 percent of the increase relates to the Eagle acquisition) over the $11.1 billion average during the nine months ended September 30, 2001 (pro forma). The cost of interest bearing liabilities during the first nine months of 2002 was 2.33 percent compared with 4.23 percent during the comparable period in 2001 (pro forma). The 190 basis point drop was predominantly due to the decreasing interest rate environment, but also reflects a 17 basis point decrease resulting from the accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank.

Deposits

Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit (“CDs”) and transaction accounts, ended the period at $7.9 billion, up $473.7 million from the December 31, 2001 balance of $7.4 billion. Excluding the effect of the assumption of $758.6 million in deposits as part of the Eagle acquisition, deposits would have decreased by $286.3 million from period to period. A decrease of $356.1 million in CDs was partially offset by an overall increase in the remaining components of the deposit portfolio. The decline in CDs was principally attributable to the attrition of single-service CD accounts, acquired in previous mergers, with which RBC Centura was unable to establish multiple service relationships. A new initiative called the rising rate CD has mitigated a portion of RBC Centura’s runoff risk.

Total deposits averaged $7.4 billion for the first nine months of 2002, declining by $221.8 million from the $7.6 billion averaged for the first nine months of 2001 (pro forma). Excluding the average balance effect of deposits acquired as part of the Eagle acquisition, the decline would have amounted to $333.0 million. This decline occurred almost exclusively in CDs as the average balance of the remaining deposit account types increased by $329.8 million. Table 2, “Average Deposit Mix” details average balances for the deposit portfolio and the mix of deposits for the nine months ended September 30, 2002 and 2001 (pro forma).

The annualized average cost of total interest-bearing deposits for the first nine months of 2002 was 2.08 percent, a decrease of 188 basis points compared to the year-earlier period, influenced by the accretion of time deposit discounts recorded in connection with the acquisition of Predecessor by Royal Bank, the rate environment, and product mix. The accretion of the purchase accounting discount accounted for 23 basis points of the overall decrease in the cost of interest bearing deposits.

Other Funding Sources

Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. Alternative short-term borrowed funds principally include federal funds purchased, securities sold under repurchase agreements and issuance of master notes. On average, short-term borrowed funds decreased by $46.4 million from the nine months ended September 30, 2001 (pro forma) to average $1.9 billion for the nine months ended September 30, 2002. The cost of funds incurred during the nine months ended September 30, 2002 for short-term borrowings declined 275 basis points from the year-earlier period (pro forma) to a rate of 1.62 percent. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001 and 2002. As depicted in Table 7, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on short-term borrowed funds decreased by $41.6 million between periods (pro forma), as the effect of lower interest rates accounted for $40.1 million of the decline while the remaining fluctuation was driven by volume variance.

Long-term debt consists predominantly of Federal Home Loan Bank (“FHLB”) advances, capital securities and subordinated bank notes, and ended the period at $2.7 billion compared to $2.2 billion as of December 31, 2001. Long-term debt averaged $2.4 billion for the nine months ended September 30, 2002 compared with $1.5 billion during the nine months ended September 30, 2001 (pro forma). Additional FHLB borrowings accounted for $409.5 million of the increase while the remaining increase was due to the issuance of $500 million of LIBOR based 5-year subordinated debt to an affiliate. When compared with the year-earlier period (pro forma), the cost of funds for long-term debt decreased by 167 basis points to 3.59 percent during the nine months ended September 30, 2002. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2001 and 2002. As shown in Table 7, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on long-term debt increased by $5.3 million as the $27.6 million increase generated by increasing volume exceeded the $22.2 million decrease resulting from declining interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the nine months ended September 30, 2002 was $325.1 million compared to pro forma net interest income of $329.9 million for the nine months ending September 30, 2001. On a taxable equivalent basis, net interest income during the first nine months of 2002 decreased $4.1 million over the year earlier period (pro forma) to total $333.2 million. As shown in Table 7, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” the decrease in net interest income, taxable equivalent, was driven by rate variances, which contributed $22.9 million to the decrease, offset by an increase of $18.8 million due to volume variances.

The net interest margin for the first nine months of 2002 was 3.71 percent, a 27 basis point decrease from the net interest margin of 3.98 experienced during the first nine months of 2001 (pro forma). The decline was predominantly due to the amortization of purchase price premiums recorded in association with the acquisition of Predecessor by Royal Bank, as well as the investment portfolio restructuring performed in the second quarter of 2001.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

As of September 30, 2002 and December 31, 2001, the AFLL was $120.7 million and $103.8 million, respectively, or 1.47 percent and 1.33 percent, respectively, of total loans outstanding. The Eagle acquisition resulted in $12.1 million of the AFLL increase while the remaining growth was a response to an increasing trend in non-performing assets resulting from a slowing economy. Refer to Table 5 “Nonperforming Assets and Past Due Loans” and Table 4 “Analysis of Allowance for Loan Losses” for additional asset quality information.

Total nonperforming assets (“NPA’s”) were $96.6 million at September 30, 2002, an increase of $15.5 million over the December 31, 2001 balance of $81.0 million. The increase was the result of the movement of a commercial relationship of $15.6 million, for which a specific allowance was established, to nonperforming status during the second quarter. The balance in NPA’s as of September 30, 2002 excludes $7.2 million in nonperforming loans that management identified to be sold and transferred to Mortgage Loans Held for Sale. These loans, liquidated during October of 2002, were marked to market during the third quarter resulting in a $2.0 million chargeoff. NPA’s as a percentage of total assets were 0.62 percent and 0.58 percent at September 30, 2002 and December 31, 2001, respectively. The AFLL provides coverage at 1.41 times and 1.54 times the nonperforming loan balance at September 30, 2002 and December 31, 2001, respectively. See Table 5, “Nonperforming Assets and Past Due Loans” for further information.

Net charge-offs for the first nine months of 2002 were $30.0 million, compared to $36.5 million for the same period in 2001 (pro forma). As a percentage of average loans, net charge-offs were 0.51 percent and 0.61 percent for the first nine months of 2002 and 2001 (pro forma), respectively. Chargeoffs in 2001 principally occurred in the commercial loan portfolio and in non-strategic lines of business, including leasing and sub-prime lending. Approximately $15 million of net charge-offs in the current year were commercial credits, $6.2 million of which related to four relationships. The provision for loan losses decreased slightly by $1.0 million from the first nine months of 2001 (pro forma) to $34.8 million during the first nine months of 2002 as a result of a decrease in net-chargeoffs recognized from period to period. The chargeoff amount for 2002 includes a $2.0 million writedown on $7.2 million in nonperforming loans transferred to Mortgage Loans Held for Sale.

Management believes the AFLL is adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. RBC Centura continuously monitors overall credit quality and manages its credit processes, including loans in past due and nonaccrual status. The AFLL represents management’s estimate of an amount adequate to provide for probable incurred losses in the loan portfolio. However, there are risks of additional losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management’s judgment of the AFLL is necessarily approximate and imprecise. No assurances can be given that the ongoing evaluation of the loan portfolio in light of economic conditions and other factors then prevailing will not require significant future additions to the AFLL, thus adversely affecting the operating results of RBC Centura.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the nine months ended September 30, 2002, excluding gains and losses on sales of investment securities, totaled $115.5 million, down $14.2 million from the $129.7 million pro forma amount for the nine months ended September 30, 2001 (pro forma). As a percentage of total revenues (defined as the sum of net interest income, plus noninterest income excluding securities gains and losses), noninterest income was 26.2 percent and 28.2 percent for the nine months ended September 30, 2002 and 2001 (pro forma), respectively. Including gains and losses on sales of investment securities, noninterest income was $121.4 million and $159.2 million for the nine month periods ended September 30, 2002 and 2001 (pro forma), respectively.

Service charges on deposit accounts, comprising approximately 43.6 percent of noninterest income before gains and losses on sales of investment securities, continues to be the largest component of noninterest income. Service charges on deposits for the current year remained relatively consistent on an absolute dollar basis at $50.4 million when compared with the pro forma amount of $50.7 million during the first nine months of 2001. Brokerage commissions were down $4.7 million during the nine month period ended September 30, 2002 when compared to the year earlier period pro forma amount due to lower trading volume by individual investors in light of adverse capital market performance. Insurance commissions also declined by $2.0 million from the first three quarters of 2001 (pro forma) to the first three quarters of 2002 as a result of the divestiture of the personal and commercial insurance business lines during 2001. The decline in noninterest income from the first three quarters of 2001 (pro forma) to the first three quarters of 2002 was also the result of the recognition of a $2.8 million gain during the first quarter of 2001 resulting from the sale of an interest held in a private company.

Mortgage income for the first nine months of 2002 was $13.5 million, a decrease of approximately $3.1 million over the first nine months of 2001 (pro forma). RBC Centura began increasing the amount of capitalized mortgage servicing rights during 2002 due to an overall increase in the amount of loans serviced, generating a $2.2 million increase in the related amortization from period to period. In addition, RBC Centura recorded a $2.3 million valuation reserve against mortgage servicing rights as a result of higher prepayment speeds on loans serviced due to the decreasing interest rate environment. Mortgage loan sale income also declined by $940,000, largely as a result of the sale of the mortgage loan production facilities of NCS Mortgage Lending Company (“NCS”) during the second quarter of 2001. The effect of decreasing mortgage loan sale income and increasing mortgage servicing rights amortization was partially mitigated by an increase of $2.4 million in servicing commissions generated by the increase in the amount of loans serviced.

Noninterest expense, excluding merger-related and other significant charges and the loss on an equity investment, totaled $307.1 million during the nine months ended September 30, 2002, a decrease of $44.0 million over the year earlier period (pro forma). The largest factor in the decline was the discontinuation of goodwill amortization in 2002 under SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill amortization amounted to $20.4 million during the first nine months of 2001. Another key driver of the decrease was $19.1 million in litigation provisions recorded during the second quarter of 2001 (recorded by Predecessor), a significant portion of which related to previously disclosed litigation. Personnel expenses accounted for $7.4 million of the decrease between comparable periods as significant cost savings were realized once the operations of SFNB were combined into those of RBC Centura. RBC Centura also recognized $2.0 million in exit costs related to certain facility leasing contracts. The remaining change in noninterest expense was the result of non-material counterbalancing increases and decreases in the various other operating expense categories.

INCOME TAX EXPENSE

Income tax expense recorded for the nine months ended September 30, 2002 was $33.4 million compared to $1.6 million in the year earlier period (pro forma). The increase in income tax expense during 2002 was mainly the result of lower reported income during 2001 due to merger-related and other significant charges and operating losses generated by SFNB. See Note 2 of the Notes to Consolidated Financial Statements for more details regarding the merger-related and other significant charges.

EQUITY AND CAPITAL RESOURCES

Shareholder’s equity amounted to $2.4 billion as of September 30, 2002 compared with a balance of $2.3 billion at December 31, 2001. The growth was the result of an increase in retained earnings due to income realized during 2002 in addition to an increase in the amount of unrealized gains on available for sale securities. Unrealized gains on available for sale securities, net of tax, were $80.7 million as of September 30, 2002 compared with unrealized gains of $30.0 million as of December 31, 2001. Losses recognized within Accumulated Other Comprehensive Income related to derivatives designated as cash flow hedges under SFAS 133 generated a reduction in shareholder’s equity of $12.1 million.

RBC Centura’s capital ratios are greater than minimums required by regulatory guidelines. It is RBC Centura’s intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At September 30, 2002, RBC Centura had the required capital levels to qualify as well capitalized. See Table 6, “Capital Ratios” for a summary of capital ratios.

TABLE 1

LOAN PORTFOLIO (Pro forma)
	September 30, 2002		September 30, 2001		December 31, 2001
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial and agricultural	$2,347,355	28.5%	$2,180,245	27.7%	$2,209,518	28.4%
Commercial mortgage	1,271,181	15.5	1,297,784	16.5	1,199,508	15.4
Real estate construction	1,049,342	12.8	1,049,100	13.3	1,065,979	13.7

Commercial loan portfolio	4,667,878	56.8	4,527,129	57.5	4,475,005	57.5
Consumer	532,557	6.5	609,567	7.8	567,287	7.3
Residential mortgage	2,766,416	33.1	2,414,150	30.7	2,427,364	31.2
Leases	161,855	2.0	209,280	2.7	193,962	2.5
Other	132,809	1.6	102,232	1.3	119,765	1.5

Total loans	$8,261,515	100.0%	$7,862,358	100.0%	$7,783,383	100.0%

Residential mortgage servicing portfolio for others—RBC Centura Portfolio	$3,500,451		$780,446		$883,360
Residential mortgage servicing portfolio for others—subservicing	—		126,199		82,085

TABLE 2

AVERAGE DEPOSIT MIX FOR THE NINE MONTHS ENDED (Pro forma)
	September 30, 2002		September 30, 2001
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Demand, noninterest bearing	$1,165,818	15.7%	$1,093,930	14.2%
Interest checking	1,126,546	15.2	1,058,532	13.8
Money market	1,941,501	26.3	1,856,253	23.7
Savings	239,498	3.2	216,957	2.8

Time deposits:
Certificates of deposit < $100,000	1,953,238	26.4	2,373,143	31.6
Certificates of deposit > $100,000	546,892	7.4	596,969	8.3
IRA	428,775	5.8	428,320	5.6

Total time deposits	2,928,905	39.6	3,398,432	45.5

Total average deposits	$7,402,268	100.0%	$7,624,104	100.0%

TABLE 3

NET INTEREST INCOME ANALYSIS—TAXABLE EQUIVALENT BASIS (Pro forma)

It is generally not appropriate to combine pre and post “push down” periods; however, for purposes of comparison only, the following table combines results of operations from June 6, 2001 through June 30, 2001 with those of the Predecessor for the January 1, 2001 through June 5, 2001.
	Nine months ended September 30, 2002			Nine months ended September 30, 2001
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Loans	$7,874,828	$337,923	5.74%	$7,942,970	$481,698	8.11%
Taxable securities	3,898,245	168,397	5.78	3,123,360	158,186	6.77
Tax-exempt securities	26,241	954	4.86	37,319	2,097	7.51
Short-term investments	29,944	459	2.05	112,861	3,755	4.45
Mortgage loans held for sale	168,929	9,279	7.34	128,100	8,134	8.49

Interest-earning assets, gross	11,998,187	517,012	5.76	11,344,610	653,870	7.71
Net unrealized gains on available for sale securities	77,000			46,408
Other assets, net	2,308,399			1,579,024

Total assets	$14,383,586			$12,970,042

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest checking	$1,126,546	$4,284	0.51%	$1,058,532	$10,905	1.38%
Money market	1,941,501	20,888	1.44	1,856,253	48,443	3.49
Savings	239,498	1,310	0.73	216,957	1,817	1.12
Time	2,928,905	70,461	3.22	3,398,432	132,243	5.20

Total interest-bearing deposits	6,236,450	96,943	2.08	6,530,174	193,408	3.96
Borrowed funds	1,947,287	23,547	1.62	1,993,696	65,158	4.37
Long-term debt	2,357,151	63,337	3.59	1,473,077	57,988	5.26

Interest-bearing liabilities	10,540,888	183,827	2.33	9,996,947	316,554	4.23
Demand, noninterest-bearing	1,165,818			1,093,930
Other liabilities	303,272			243,874
Shareholder’s equity	2,373,608			1,635,291

Total liabilities and shareholder’s equity	$14,383,586			$12,970,042

Interest rate spread			3.43%			3.48%
Net yield on interest- earning assets	$11,998,187	$333,185	3.71%	$11,344,610	$337,316	3.98%

Taxable equivalent adjustment		$8,052			$7,438

TABLE 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (Pro forma)

	At and for the nine months ended September 30,				At and for the year ended December 31,
(Dollars in thousands)	2002		2001		2001
Allowance for loan losses at beginning of period	$103,828		$105,790		$105,790
Allowance related to loans transferred or sold	—		—		(549)
Allowance for acquired loans	12,053		—		—
Provision for loan losses	34,761		35,731		51,535
Loans charged off	(35,370)		(42,039)		(59,884)
Recoveries on loans previously charged off	5,404		5,508		6,936

Net charge-offs	(29,966)		(36,531)		(52,948)

Allowance for loan losses at end of period	$120,676		$104,990		$103,828

Loans at period-end(1)	$8,261,515		$7,771,716		$7,783,383
Average loans(1)	7,874,828		7,942,970		7,885,111
Nonperforming loans(1)	85,516		72,052		67,615
Allowance for loan losses to total loans(1)	1.46%		1.35%		1.33%
Net charge-offs to average loans	0.51		0.61		0.67
Allowance for loan losses to nonperforming loans(1)	1.41	x	1.46	x	1.54	x

(1)	Current year total excludes $7.2 million in nonperforming loans transferred to held for sale in third quarter 2002 and sold in fourth quarter 2002.

TABLE 5

NONPERFORMING ASSETS AND PAST DUE LOANS (Pro forma)

	September 30,		December 31,
(Dollars in thousands)	2002	2001	2001
Nonperforming loans(1)	$85,516	$72,052	$67,615
Foreclosed property	11,046	12,945	13,427

Total nonperforming assets	$96,562	$84,997	$81,042

Nonperforming assets (NPA’s) to:(1)
Loans and foreclosed property.	1.17%	1.09%	1.05%
Total assets	0.62	0.61	0.58

Accruing loans past due ninety days or greater	$11,469	$10,624	$10,410

(1)	Current year total excludes $7.2 million in nonperforming loans transferred to held for sale in third quarter 2002 and sold in fourth quarter 2002.

TABLE 6

CAPITAL RATIOS

	Tier I Capital	Total Capital	Tier I Leverage
September 30, 2002	10.3%	15.9%	7.4%
December 31, 2001	10.2	16.5	7.8
September 30, 2001	10.3	16.6	7.7
Minimum requirement	4.0	8.0	4.0

TABLE 7

NET INTEREST INCOME AND VOLUME/RATE ANALYSIS
TAXABLE EQUIVALENT BASIS (Pro forma)

	Nine months ended September 30, 2002 and 2001
	Income/ Expense Variance	Variance Attributable to
(Dollars in thousands)		Volume	Rate

INTEREST INCOME
Loans	$(143,775)	$(4,098)	$(139,677)
Taxable securities	10,211	35,621	(25,410)
Tax-exempt securities	(1,143)	(522)	(621)
Short-term investments	(3,296)	(1,901)	(1,395)
Mortgage loans held for sale	1,145	2,347	(1,202)

Total interest income	(136,858)	31,447	(168,305)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	(6,621)	660	(7,281)
Money market	(27,555)	2,130	(29,685)
Savings	(507)	174	(681)
Time	(61,782)	(16,417)	(45,365)

Total interest-bearing deposits	(96,465)	(13,453)	(83,012)
Borrowed funds	(41,611)	(1,483)	(40,128)
Long-term debt	5,349	27,577	(22,228)

Total interest expense	(132,727)	12,641	(145,368)

Net interest income	$(4,131)	$18,806	$(22,937)

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Omitted Pursuant to General Instruction H. (2)(c) of Form 10-Q.

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

RBC CENTURA BANKS, INC.
Registrant

Date: November 14, 2002	By:	/s/ PAUL S. MUSGROVE

Paul S. Musgrove
Chief Financial Officer

CERTIFICATIONS

I, H. Kel Landis, III certify that:

1.    I have reviewed this quarterly report on Form 10-Q of RBC Centura Banks, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ H. KEL LANDIS, III
H. Kel Landis, III Chief Executive Officer

CERTIFICATIONS

I, Paul Musgrove, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of RBC Centura Banks, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002

/s/ PAUL S. MUSGROVE
Paul S. Musgrove Chief Financial Officer