Form 10-K
period 2002-12-31
RBC CENTURA BANKS INC
filed 2003-03-27
CIK 861461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities

For the transition period from                          to

Commission File Number: 1-10646

RBC CENTURA BANKS, INC.

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1688522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1417 Centura Highway, Rocky Mount, North Carolina	27804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (252) 454-4400

Securities registered pursuant to Section 12(b) of the Act:

Guarantee of RBC Centura Banks Inc. with respect to the Cumulative Trust Preferred Securities of EBI Capital Trust I, registered on the American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark whether RBC Centura (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that RBC Centura was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of RBC Centura’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes   ☐     No  ☒

As of February 28, 2003, there were 2,405,463,097 shares outstanding of RBC Centura’s common stock, no par value. Royal Bank of Canada owns one hundred percent of RBC Centura’s common stock.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Report with the reduced disclosure format.

CROSS REFERENCE

Information contained in or otherwise accessible through the websites mentioned in this report does not form a part of this report. All references in this report to web sites are inactive textual references and are for your information reference only.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements in this Form 10-K concerning RBC Centura Banks, Inc. (“RBC Centura” or the “Company”) and its principal wholly-owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 31, 2001, the “Bank”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial condition, results of operations and businesses of RBC Centura, RBC Centura’s plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers or acquisitions may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. (“Predecessor”) by Royal Bank of Canada (“Royal Bank”) or the acquisitions of Eagle Bancshares, Inc. (“Eagle”) or Admiralty Bancorp, Inc. (“Admiralty”) by RBC Centura; (x) the impact on RBC Centura’s business, as well as on the risks set forth above, of various international military or terrorists activities or conflicts; and (xi) other risks and factors identified in Predecessor’s and RBC Centura’s other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

RBC Centura cautions that the foregoing list of important factors is not exhaustive. When relying on forward-looking statements to make decisions with respect to RBC Centura, investors and others should carefully consider the foregoing factors and other uncertainties and events. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in Predecessor and RBC Centura’s current and subsequent filings with the Securities and Exchange Commission. RBC Centura does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of RBC Centura.

PART I

Item 1.    Business.

The information below in response to Item 1 is provided pursuant to General Instruction I. (2) (d) of Form 10-K, which permits the omission of the information required by such item so long as a brief description of the business such as that set forth below is provided.

Registrant

RBC Centura Banks, Inc. (“RBC Centura”) is a bank holding company and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) and operating under the Bank Holding Company Act of 1956, as amended (“BHC Act”). RBC Centura operates primarily through its principal wholly-owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 31, 2001, the “Bank”). RBC Centura provides services and assistance to its other wholly-owned subsidiaries and the Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, RBC Centura receives income and dividends from the Bank, where most of RBC Centura’s operations take place. The majority of RBC Centura’s executive officers, who are also officers of the Bank, receive their entire salaries from RBC Centura. At December 31, 2002, RBC Centura had total consolidated assets of $15.9 billion.

The Bank is a North Carolina banking corporation and Federal Reserve member bank with deposits insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2002, the Bank had 3,076 full-time and 364 part-time employees. The Bank is not a party to any collective bargaining agreements, and, in the opinion of management, the Bank enjoys good relations with its employees. The Bank, either directly or through its wholly-owned subsidiaries, provides a wide range of financial services through a variety of delivery channels.

RBC Centura serves as the United States focal point of the personal, small business and commercial banking businesses of Royal Bank of Canada (“Royal Bank”), a Canadian chartered bank. In doing so, RBC Centura’s mission is to be the primary provider of financial services to each of its customers. These products and services are delivered through various channels. At December 31, 2002, RBC Centura served its customers through 236 retail locations, and through 272 automated teller machines (“ATMs”) located in North Carolina, and within certain regions of South Carolina, Virginia, Florida and Georgia. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, PC banking, online bill payment and a suite of Internet products and services that can be found at rbccentura.com.

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

As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, merged with and into Centura Banks, Inc. (“Predecessor”) and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Predecessor’s outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,405,463,097 shares of common stock currently outstanding, all of which are owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The business combination was accounted for as a purchase with Royal Bank’s basis being “pushed down” to RBC Centura, meaning that the equity basis for RBC Centura became the transaction value of approximately $2.2 billion. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding this business combination.

On June 1, 2002, the Bank completed a merger with Security First Network Bank (“SFNB”), herein referred to as the SFNB Merger. SFNB was a financial institution wholly-owned by Royal Bank. RBC Centura issued approximately

53.1 million shares to an indirect wholly-owned subsidiary of Royal Bank to effect the combination. SFNB offered traditional banking services over the Internet and was acquired by Royal Bank on September 30, 1998 for a purchase price of approximately $13.0 million, which resulted in goodwill of $2.3 million being recorded and pushed down to SFNB. Due to the fact that RBC Centura and SFNB were under common control at the time of the SFNB Merger, the transfer of the assets and liabilities of SFNB has been accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the SFNB Merger resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to June 1, 2002. This restatement reflects SFNB as being the historical accounting entity, as Royal Bank owned SFNB prior to acquiring Predecessor and only includes the assets and results of operations of RBC Centura from the date of its acquisition by Royal Bank on June 5, 2001, the date at which common control was established. The merger of SFNB with the Bank was the second phase of the consolidation of Royal Bank’s U.S. retail banking operations with the first phase involving the sale of certain banking assets and the assumption of certain deposits by the Bank from SFNB on August 17, 2001. That transaction involved the acquisition of approximately $184.0 million in deposits and $95.0 million in loans which were sold at SFNB’s book values.

On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle Bancshares, Inc. (“Eagle”). The cash consideration paid with respect to the acquisition amounted to approximately $148.7 million. As of the acquisition date, Eagle had $1.2 billion in assets ($697.1 million in loans), $829.7 million in deposits, and $70.8 million in stockholders’ equity. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14.2 million and other intangibles of $1.5 million, with the residual of approximately $86.4 million allocated to goodwill. The goodwill is not tax-deductible. The core deposit intangible is being amortized on a straight-line basis, which approximates the pattern of the expected runoff of the related deposits, over the estimated useful life of ten years. EBI Capital Trust I (“EBI Capital”), a wholly-owned subsidiary of Eagle, had $28.8 million outstanding in Trust Preferred Securities as of December 31, 2002. As part of the Eagle acquisition, the Bank assumed the guarantee by Eagle and RBC Centura provided an additional guarantee of the Trust Preferred Securities. Management of RBC Centura expects to redeem these Trust Preferred Securities during the fourth quarter of 2003.

During the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications to the Federal Reserve and other applicable regulatory authorities to acquire RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”), an indirect, wholly-owned subsidiary of Royal Bank. RBC Mortgage is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing residential construction real estate loans. Management received approval of all applications associated with this acquisition during the second quarter of 2002 and completed the acquisition of RBC Mortgage at the close of business on January 31, 2003.

On January 29, 2003, RBC Centura acquired all the outstanding shares of Admiralty Bancorp, Inc. The cash consideration paid with respect to the acquisition amounted to approximately $152.6 million. The excess of the purchase price over the fair value of the net tangible assets acquired was first allocated to core deposit intangibles of $14.9 million, with the residual of approximately $95.3 million allocated to goodwill. The goodwill is not tax deductible. The core deposit intangible will be amortized on a straight-line basis over 10 years.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) 131 “Disclosures about Segments of an Enterprise and Related Information”, requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS 131. As a result of the acquisition of Predecessor by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker includes certain members of Royal Bank’s management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

Competition

The financial services industry is highly competitive. RBC Centura, through the Bank and its subsidiaries, competes for all types of loans, deposits, and financial services with other bank and non-bank institutions. Since the amount of money a state bank such as the Bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of a Bank’s shareholder’s equity, competitors larger than RBC Centura will have higher lending limits than does the Bank.

RBC Centura also competes with out-of-state banks and bank holding companies serving North Carolina, South Carolina, Virginia, Georgia, Florida, various savings and loan associations, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, RBC Centura competes with insurance companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products.

Supervision and Regulation

The following discussion is a brief description of certain laws that relate to the regulation and supervision of RBC Centura and its banking and non-banking subsidiaries. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

RBC Centura is a bank holding company and, in June 2002, became a financial holding company. As such, RBC Centura and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act of 1956 (“BHC Act”) and various regulations promulgated by the Federal Reserve. The Bank is a North Carolina state chartered banking corporation and a Federal Reserve System member bank, with deposits insured by the FDIC’s insurance funds: the BIF and SAIF. The Bank is subject to extensive state and federal regulation and examination by the office of the North Carolina Commissioner of Banks (the “NC Commissioner”) under the direction and supervision of the North Carolina State Banking Commission (the “NC Banking Commission”), by the Federal Reserve, as its primary federal regulator, and by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

Regulation of Bank Holding Companies

Bank holding companies are required to obtain the prior approval of the Federal Reserve before they may:

•	Acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or bank holding company;

•	Acquire all or substantially all of the assets of any bank or bank holding company; or

•	Merge or consolidate with any other bank holding company.

The Federal Reserve is required to consider the effect on competition of an acquisition and the financial and managerial resources and future prospects of the bank holding companies and banks concerned, as well as the convenience and needs of the community to be served.

In addition, the BHC Act prohibits a bank holding company that has not declared its intent to become a “financial holding company” or does not qualify as a “financial holding company” under the Gramm-Leach-Bliley Act (“GLBA”), as more fully discussed below, from:

•	Engaging in activities other than banking and managing or controlling banks; and

•	Acquiring or retaining direct or indirect control of more than 5 percent of the voting shares of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such activity.

As a bank holding company, RBC Centura is subject to these regulations of the Federal Reserve. Under the Federal Deposit Insurance Act (“FDIA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve approval, to acquire banks located in states other than the holding company’s home state, generally without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation that expressly prohibits interstate bank mergers. Also, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. The Bank maintains branches throughout North Carolina and within certain regions of South Carolina, Virginia, Georgia and Florida.

Capital Adequacy

RBC Centura is required to comply with the minimum capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank and financial holding companies and the depository institutions that they own: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights based on relative risks. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is known as “Tier 1 capital”. The minimum guideline for the ratio of Tier 1 capital to total risk-weighted assets is 4.0 percent. The remainder, “Tier 2 capital,” may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations. At December 31, 2002, RBC Centura was in compliance with the minimum total capital ratio and Tier 1 capital ratio requirements. Note 20 of the Notes to Consolidated Financial Statements presents RBC Centura’s capital ratios.

The leverage ratio guidelines provide for a 3.0 percent minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets (“Tier 1 leverage ratio”) for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a minimum Tier 1 leverage ratio of 4.0 percent. RBC Centura was in compliance with the minimum Tier 1 leverage ratio requirement as of December 31, 2002.

The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Reserve. These requirements are similar to those adopted by the Federal Reserve for bank holding companies as discussed above. The Bank was in compliance with these minimum capital requirements as of December 31, 2002, and the Bank’s capital ratios are also presented in Note 20 of the Notes to Consolidated Financial Statements.

A bank that fails to meet its capital guidelines may be subject to a variety of enforcement remedies and certain other restrictions on its business. Remedies could include the issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits.

In January 2002, the federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of RBC Centura’s Tier 1 capital. RBC Centura does not expect the rule will have a material effect on the capital requirements or strategic plans of RBC Centura or the Bank.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 Capital Accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 Capital Accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, RBC Centura expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. RBC Centura cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to RBC Centura and the Bank, as well as Royal Bank.

Well Capitalized

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio, each as described above. Under the regulations, a bank will be:

•	“well capitalized” if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

“Undercapitalized” depository institutions are subject to growth limitations and restrictions on borrowing from the Federal Reserve System and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became “undercapitalized” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”.

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

“Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

At December 31, 2002, RBC Centura and the Bank were deemed to be “well capitalized.”

FDIC Insurance Assessments

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

Under the final risk-based assessment system there are nine assessment risk classifications (i.e., 3 supervisory subgroups within each capital group) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points per $100 of deposits. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank. The assessment rates may be different for deposits insured under the BIF and deposits insured under the SAIF. At December 31, 2002, the Bank had a BIF deposit assessment base of approximately $4.8 billion and a SAIF deposit assessment base of approximately $2.9 billion.

Because of favorable loss experience and a healthy reserve ratio in the BIF and the SAIF, well capitalized and well managed banks, including the Bank, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as BIF and SAIF loss experience and other factors.

The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance. The current FICO annual assessment rate is 1.68 cents per $100 of deposits.

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

Regulation of Financial Holding Companies

The GLBA, effective on March 11, 2000:

•	allows bank holding companies and foreign banks that qualify as financial holding companies to engage in a substantially broader range of non-banking activities than previously permissible, including insurance underwriting, securities underwriting and dealing and making merchant banking investments;

•	allows insurers and other financial services companies to acquire banks; and

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

For RBC Centura to qualify as a financial holding company, the Bank must be deemed to be “well capitalized” and “well managed.” In addition, the Bank must have at least a “satisfactory” rating under the Community Reinvestment Act (the “CRA”).

As noted above, at December 31, 2002, the Bank was deemed to be “well capitalized.” For the Bank to be deemed to be “well managed” for regulatory purposes, it must receive at least a “satisfactory” composite regulatory rating and a satisfactory rating on the “management” component in its last examination.

Under the CRA, during examinations of the Bank, the Federal Reserve or the NC Commissioner is required to assess the Bank’s record in meeting the credit needs of the communities serviced by the Bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA: “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”. The Bank received a rating of “satisfactory” on the most recent exam completed in March of 2002.

In addition, for RBC Centura to qualify as a financial holding company, Royal Bank itself must qualify as a financial holding company. To qualify as a financial holding company, a non-U.S. bank with a branch or agency in the U.S. such as Royal Bank must meet certain capital requirements and must be deemed to be “well managed” for U.S. bank regulatory purposes. The capital requirements are set forth in Federal Reserve regulations, and provide that for a non-U.S. bank from a country that has adopted the capital standards issued by the BIS to qualify to be a financial holding company, the general requirements are a minimum Tier 1 risk-based capital ratio of 6% and a Total risk-based capital ratio of 10%, all calculated according to home country rules. Royal Bank’s home country capital strength rules are based on standards issued by the BIS. In addition, the non-U.S. bank’s capital must be “comparable” to that required of a U.S. depository institution subsidiary of a financial holding company. The Federal Reserve regulations also provide that a non-U.S. bank that does not meet the above numerical requirements at the non-U.S. bank level may seek a determination that its capital is comparable to that required of a U.S. depository institution subsidiary of a financial holding company. In addition, each U.S. depository institution subsidiary of the non-U.S. bank, such as the Bank, must meet the capital ratios noted above, and no U.S. depository institution subsidiary may be subject to a regulatory order to maintain a specified level of capital. Both Royal Bank and the Bank were deemed to be “well capitalized” as of December 31, 2002.

For a non-U.S. bank to be deemed to be “well managed” for U.S. bank regulatory purposes, each of its U.S. branches and agencies must have received a “satisfactory” composite regulatory rating in its last examination, the bank’s home country supervisor must consider its overall operations to be satisfactory and the bank’s management must meet standards comparable to those required of a U.S. bank subsidiary of a financial holding company. In addition, each U.S. depository institution subsidiary of the non-U.S. bank must be deemed to be “well managed”, which requires both a “satisfactory” composite regulatory rating and a satisfactory rating on the “management” component, both in its last examination. Finally, in addition, each U.S. depository institution subsidiary must have at least a “satisfactory” rating under the CRA.

Royal Bank’s declaration to become a financial holding company became effective on March 13, 2000 and remains effective. RBC Centura’s declaration to become a financial holding company became effective on June 10, 2002 and remains effective.

As a financial holding company, RBC Centura may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are “financial in nature,” as well as additional activities that the Federal Reserve determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve. Under the GLBA, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the new merchant banking authority added by the GLBA, financial holding companies may invest in companies that engage in activities that are not otherwise permissible “financial” companies, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

Financial holding companies that do not continue to meet all the requirements for financial holding company status will, depending on which requirement they fail to meet, lose the ability to undertake new activities or acquisitions that are financial in nature and may also lose the ability to continue those activities that are not generally permissible for bank holding companies. If RBC Centura ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed “financial in nature”.

Support of Subsidiary Bank

Under Federal Reserve policy, RBC Centura and Royal Bank, as both financial holding companies and bank holding companies, are expected to act as sources of financial strength for, and commit their resources to support, the Bank. This support may be required at times when RBC Centura or Royal Bank may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Payment of Dividends

RBC Centura is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow for RBC Centura are dividends from its subsidiary depository institution, the Bank and its wholly-owned subsidiaries. There are statutory and regulatory limitations on the payment of dividends by the Bank to RBC Centura.

As to the payment of dividends, the Bank is subject to the laws and regulations of the State of North Carolina, and to the regulations of the Federal Reserve as the Bank’s primary federal regulator. If the Federal Reserve Board determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. Under FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The Federal Reserve has also issued a policy statement that provides that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The Bank, as a member of the Federal Reserve System, must obtain the approval of the Federal Reserve for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve , for that year, combined with its retained net profits for the preceding two years.

The banking law of North Carolina (the “NC Banking Law”) further provides that, for a state chartered bank having a capital stock of $15,000 or more, when its surplus is less than 50% of its paid-in capital stock, the bank shall not declare any dividend until it has transferred from undivided profits to surplus 25% of the undivided profits, or any lesser percentage that may be required to restore the surplus to an amount equal to 50% of the paid-in capital stock. Under the North Carolina Business Corporation Act, state chartered banks are prohibited from making dividends if after the distribution the bank would not be able to pay its debts as they become due in the usual course of business, or the bank’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

At December 31, 2002, under dividend restrictions imposed by federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to RBC Centura of approximately $27.1 million.

The payment of dividends by RBC Centura and its bank subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital.

Transactions with Related Parties

Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. For the Bank, this applies to transactions with both RBC Centura and Royal Bank and each of their respective direct or indirect subsidiaries. Transactions covered by the federal laws between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are each limited to 10 percent of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit by the subsidiary bank generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

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

North Carolina Banking Law

In addition to provisions previously discussed herein, the NC Banking Law also contains detailed provisions governing various aspects of the Bank’s business and operations, including among others, its organization, establishment and location of branches, deposit insurance requirements, power and duties of the Bank, limitations on loans, investment operations, officers and directors and transactions therewith, business combinations and change of control. The NC Banking Law delegates extensive rule-making power and administrative discretion to the NC Banking Commissioner and the NC Banking Commission so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in deposit and lending practices.

The NC Banking Law provides state chartered banks with liberal powers and authorizes such banks to invest in subsidiary entities that conduct all of the activities conducted by federal banking entities, subject in each case to the further requirements of law and regulation by the NC Banking Commissioner. The FDIA, however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (i) the FDIC determines the activity or investment does not pose a significant risk of loss to the deposit insurance funds and (ii) the bank meets all applicable capital requirements. Accordingly, the operating authority provided to the Bank by the NC Banking Law is restricted by the FDIA.

The NC Banking Law also provides that a bank may invest, in the aggregate, subject to the approval of the NC Banking Commissioner, up to 75% of its unimpaired capital fund in the stock or assets of other corporations, firms, partnerships, or companies.

Other State and Federal Regulations

RBC Centura is subject to extensive federal consumer privacy legislation and regulations. The applicable legislative and regulatory requirements include, among other things, full disclosure of RBC Centura’s privacy policy to consumers, and mandate offering the consumer the ability to “opt out” of having non-public customer information disclosed to unaffiliated third parties. In addition, the applicable federal statute and regulations permit the states to adopt more extensive privacy protections through legislation or regulation. Numerous other federal and state laws also affect RBC Centura’s earnings and activities including federal and state insurance, securities and consumer protection laws. Legislation may be enacted or regulation imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on RBC Centura’s operations or adversely affect its earnings.

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. RBC Centura has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations. It will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

As of January 31, 2003, the Bank owns RBC Mortgage, a mortgage banking subsidiary operating in 27 states. RBC Mortgage is subject to regulation and supervision applicable to mortgage companies in those states. On January 31, 2003, the Bank also acquired Prism Financial Reinsurance Corporation (“Prism Reinsurance”) from an affiliate. Prism Reinsurance is a Hawaii-chartered captive insurance company that provides reinsurance for RBC Mortgage’s third-party private mortgage insurers and is subject to regulation and supervision by the Hawaii Insurance Division.

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

Item 2.    Properties.

The information below in response to Item 2 of Form 10-K is provided pursuant to General Instruction I. (2) (d) of Form 10-K, which permits the omission of the information required by such item so long as a brief description of the material properties such as that set forth below is provided.

The main executive offices of RBC Centura and the Bank are located at 1417 Centura Highway, Rocky Mount, Nash County, North Carolina. The Bank operates 236 banking centers, of which 197 are located in North Carolina. The Bank also operates 9 banking centers in South Carolina, 14 in Virginia, 15 in Georgia and one in Florida.

The Bank acquired RBC Mortgage on January 31, 2003, adding 215 locations in 27 states.

Item 3.    Legal Proceedings.

Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Item 4.    Submission of Matters To a Vote of Shareholders.

The information called for by Item 4 has been omitted pursuant to General Instruction I. (2) (c) of Form 10-K.

PART II

ITEM 5.    Market for RBC Centura’s Common Equity and Related Shareholder Matters.

There is no established or public trading market for the common stock of RBC Centura. All of the outstanding common stock of RBC Centura is owned by Royal Bank. Prior to being acquired, Predecessor paid quarterly dividends. Although RBC Centura has not paid any dividends to Royal Bank during 2002, under certain conditions, RBC Centura may pay dividends to Royal Bank in future periods. For a discussion of restrictions on RBC Centura’s ability to pay dividends, please see “Item 1—Business—Supervision and Regulation—Payment of Dividends”, beginning on page 4 .

ITEM 6.    Selected Financial Data.

The information called for by Item 6 has been omitted pursuant to General Instruction I. (2) (a) of Form 10-K.

ITEM 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

The information below in response to Item 7 of Form 10-K is provided pursuant to General Instruction I. (2) (a) of Form 10-K, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

The following discussion and analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. It should be read in conjunction with the audited consolidated financial statements and footnotes presented on pages 40-72 and the supplemental financial data appearing throughout this report. RBC Centura is a bank holding company operating primarily in North Carolina and in certain regions of South Carolina, Virginia, Florida and Georgia. Note 1 of the Notes to Consolidated Financial Statements discusses its principal wholly-owned subsidiary, the Bank.

The only significant change in accounting policy that occurred during 2002 was the discontinuation of goodwill amortization on January 1, 2002 as a result of the application of Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets”. See the Noninterest Income and Expense section of this Item 7 for further discussion. There have been no other changes in accounting principles, practices or methods of application during 2002 that would have a material impact on RBC Centura’s results of operations. See Note 1 of the Notes to Consolidated Financial Statements for a description of RBC Centura’s significant accounting policies and the Summary of Critical Accounting Policies section within this Item 7.

Percentage and variance calculations contained herein have been calculated based upon actual, not rounded, results.

SEGMENT INFORMATION

SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS 131. As a result of the acquisition of Predecessor by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker includes certain members of Royal Bank’s management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

RBC Centura adheres to generally accepted accounting principles and general practices within the banking industry in designing, implementing and applying its accounting policies. These accounting policies, described in Note 1 of the Notes to

Consolidated Financial Statements, are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of RBC Centura’s accounting policies require significant management judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. These judgments about critical accounting estimates are based on information available as of the date of the financial statements. The following is a summary of RBC Centura’s more important accounting policies that require management’s most difficult, subjective or complex judgments.

The allowance for loan losses (“AFLL”) represents management’s estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management’s ongoing evaluation of the adequacy of the AFLL is based on periodic and systematic loan reviews, loan loss experience of prior years, economic conditions in the Bank’s market areas, the fair value and adequacy of underlying collateral and the growth and risk composition of the loan portfolio. Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of RBC Centura’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions, and overall portfolio quality. RBC Centura also has an unallocated allowance, which explicitly reflects the subjective and judgmental elements involved in determining the AFLL. The use of different estimates or assumptions in determining the AFLL may produce significantly different provisions for credit losses and financial results.

Estimations of fair value are critical for many of RBC Centura’s assets and liabilities including loans held for sale, available for sale investment securities (“AFS securities”), assets and liabilities associated with RBC Centura’s derivative financial instruments, capitalized mortgage servicing rights (“MSRs”) and goodwill. Because these assets and liabilities are recorded at either fair value or at the lower of cost or fair value they are subject to various valuation techniques used by RBC Centura. The fair values of loans held for sale are based upon anticipated liquidation values, while the fair values of AFS securities and derivative financial instruments are determined based upon dealer quotes for similar instruments. RBC Centura uses a discounted cash flow model, in conjunction with prepayment speed and expected credit loss assumptions, to determine the fair value of MSRs. The discount rate applied to the expected cash flows varies according to the expected timing of those cash flows and the perceived risk associated with the loans serviced. A discounted cash flow model is also used annually, beginning with the first quarter of 2002, to determine the fair value of RBC Centura’s reporting units in assessing whether or not RBC Centura’s goodwill is impaired under SFAS 142.

The remainder of management’s discussion and analysis of RBC Centura’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes.

SUMMARY OF HISTORICAL GAAP RESULTS OF OPERATIONS

As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Predecessor’s outstanding common stock was converted into the right to receive 1.684 common shares of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,405,463,097 shares of common stock currently outstanding, all of which are owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The value of the transaction was approximately $2.2 billion. The business combination was accounted for as a purchase with Royal Bank’s basis being “pushed down” to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura’s tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, and discounts of $32.3 million and $5.5 million on deposits and long-term debt, respectively, which are appropriately being amortized over the average life of the respective instruments.

In connection with the acquisition, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill was assigned a life of 20 years while the core deposit intangible is being amortized over a 10 year life. Under new accounting guidance discussed in Note 1 of the Notes to Consolidated Financial Statements, goodwill is considered to have an indefinite life and is no longer being amortized beginning in January of 2002, but rather will be subject to impairment evaluation at least annually.

In order to consolidate the U.S. retail banking operations of Royal Bank, RBC Centura acquired SFNB from an indirect wholly-owned subsidiary of Royal Bank on June 1, 2002. As further discussed in Note 1 of the Notes to Consolidated Financial Statements, the SFNB merger resulted in a change in reporting entity for financial statement purposes and restatement of certain historical financial information giving consideration as to when RBC Centura and SFNB were under common control of Royal Bank.

For the year ended December 31, 2002 net income amounted to $100.3 million compared with a net loss of $5.7 million for the year ended December 31, 2001. The most significant factor generating the large increase in income from year-to-year was the fact that Predecessor came under the common control of Royal Bank on June 5, 2001. The results of operations for 2001 therefore do not reflect the results of operations for Predecessor during the period from January 1, 2001 through June 5, 2001 but only the operations of SFNB. Another significant factor in the large increase was $38.6 million in merger-related and other significant charges recognized during 2001 as a result of Royal Bank’s decision to consolidate its U.S. retail banking operations by consolidating the operations of SFNB into RBC Centura and sell SFNB’s credit card portfolio.

Net interest income increased substantially from $259.2 million during the year ended December 31, 2001 to $438.1 million during the year ended December 31, 2002. Interest income in 2002 increased by $230.5 million from the $455.1 million recognized during 2001 in spite of the decreasing rate environment that prevailed over this two year period. This was the result of the acquisition of Predecessor’s $11.1 billion in interest-earning assets on June 5, 2001, which impacted the results of operations for the entire year ended December 31, 2002 while only impacting approximately seven months of the year ended December 31, 2001. Similarly, interest expense in 2002 increased by $51.6 million from the $195.9 million recognized during 2001 due to the fact that interest-bearing liabilities acquired on June 5, 2001 of $9.9 billion impacted interest expense for all of 2002 but only a portion of 2001.

The provision for loan losses increased from $25.6 million during 2001 to $43.0 million during 2002. This increase was primarily the result of the acquisition of $7.7 billion in loans as a result of the acquisition of Predecessor and the fact that provisioning for this portfolio occurred during the entire year of 2002 while only occurring for approximately seven months during 2001.

Noninterest income increased by $60.6 million from 2001 to 2002 mainly as a result of the fact that the noninterest income producing activities of Predecessor affected the entire year’s results for 2002 while only impacting seven months of 2001. The most substantial component of the overall increase in noninterest income was service charges on deposit accounts which, grew by $27.0 million as a result of the addition of $7.3 billion in deposits acquired in the acquisition of Predecessor. The addition of these deposits generated additional service charges for only a portion of 2001 compared with all of the year 2002. An additional factor impacting the increase was the gains of $4.9 million realized during the fourth quarter of 2002 for the sales of seven banking offices (see Note 3 of the Notes to Consolidated Financial Statements for further description of the sale). Securities gains also increased by $2.8 million from 2001 to 2002.

Another component of noninterest income, mortgage income, increased by $7.1 million from 2001 to 2002. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. Mortgage loan sale income and origination fees increased by $3.0 million and $2.3 million, respectively, from 2001 to 2002 as a result of the underlying mortgage banking activities taking place during the entire year of 2002 and only subsequent to June 5, 2001 during 2001. During 2002, RBC Centura began increasing the amount of loans serviced generating an increase in the amount of MSRs. This increase, along with the fact that RBC Centura only serviced loans for seven months during 2001, resulted in an increase in the related servicing income of $5.4 million. The increasing MSR balance also resulted in increased amortization from year to year of $2.9 million. In addition, RBC Centura also recorded a $2.0 million valuation reserve against MSRs as a result of higher prepayment speeds, relative to initial projections, on loans serviced due to the decreasing interest rate environment.

Noninterest expense increased by $83.3 million from 2001 to 2002 primarily as the result of the increased noninterest expense activity amounts generated by the addition of Predecessor. The growth would have been much more pronounced if not for the following factors which worked to narrow the change from period to period. One significant factor was the discontinuation of goodwill amortization at the beginning of 2002 under SFAS 142. Goodwill amortization amounted to $35.9 million during 2001. Merger related and other significant charges also declined by $34.9 million as there were significant charges during 2001 relating to Royal Bank’s decision to consolidate the operations of SFNB into RBC Centura resulting in $38.6 million in asset impairment charges and severance and employee related costs.

Income tax expense for 2002 and 2001 was $44.2 million and $11.2 million, respectively. The 2002 and 2001 effective tax rates were 30.6 percent, and 202.3 percent, respectively. The effective tax rate for 2002 was positively impacted by non-taxable income while the 2001 effective tax rate was impacted by certain non-deductible merger expenses. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of the GAAP effective tax rate to the statutory tax rate for 2002 and 2001.

ADDITIONAL PRO FORMA INFORMATION

It is generally not appropriate to combine pre- and post- “push down” periods when analyzing results of operations. In addition, due to the restatement as noted above, the historical results of RBC Centura have been restated to only include SFNB prior to June 5, 2001, the date that RBC Centura was acquired by Royal Bank. However, for purposes of comparison only and to facilitate discussion and analysis of results of operations, the following pro forma income statement combines RBC Centura’s results of operations from January 1, 2001 through December 31, 2001(which actually represents the historical results for SFNB for the year ended December 31, 2001 and the results of RBC Centura for the period June 6, 2001 through December 31, 2001) with those of the Predecessor for the period January 1, 2001 through June 5, 2001. All discussion of the year ending December 31, 2001 refers to pro forma results including Predecessor activity during the period from January 1, 2001 through June 5, 2001. This discussion is considered more meaningful than the historical results given the complexities of the mergers and change in reporting entity as noted above.

For the year ended December 31, 2002, RBC Centura reported net income of $100.3 million. A pro forma net loss of $56.9 million was recorded for the year ended December 31, 2001, largely as a result of $130.1 million in merger-related and other significant charges associated with the SFNB restructuring and the acquisition of Predecessor by Royal Bank. See Table 1 for a combining schedule comparing the pro forma results of operations for the year ended December 31, 2001 with of those of the year ended December 31, 2002.

Table 1

Combining Schedule for Results of Operations

			Pro forma
	RBC Centura	Predecessor	RBC Centura	RBC Centura
	January 1, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year ended December 31, 2001	Year ended December 31, 2002
	(thousands)
Net interest income	$259,167	$181,767	$440,934	$438,123
Provision for loan losses	25,643	25,420	51,063	42,986

Net interest income after provision for loan losses	233,524	156,347	389,871	395,137
Noninterest income, excluding securities gains	99,919	72,086	172,005	157,732
Securities gains, net	8,003	27,454	35,457	10,818
Loss on equity investment	—	42,203	42,203	—
Merger-related and other significant charges	38,629	91,502	130,131	3,777
Other noninterest expense	297,258	172,929	470,187	415,380

Income before income taxes	5,559	(50,747)	(45,188)	144,530
Income tax expense	11,248	435	11,683	44,222

Net income	$(5,689)	$(51,182)	$(56,871)	$100,308

Other items of significance occurring as of and for the year ended December 31, 2002 are highlighted below:

•	On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle, with approximately $1.2 billion in assets. RBC Centura recorded premiums of $10.1 million on the loan portfolio and discounts of $16.9 million and $8.0 million on long-term debt and deposits, respectively, which are being amortized over the average life of the respective instruments. The amortization of the premiums served to reduce interest income, while the accretion of the discounts served to lower interest expense. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

•	Total loans increased slightly over the prior year to $8.0 billion at December 31, 2002 from $7.8 billion at December 31, 2001. Total deposits grew in the current year from $7.4 billion at December 31, 2001 to $8.0 billion at December 31, 2002.

•	The allowance for loan losses was $120.8 million at December 31, 2002, representing 1.51 percent of outstanding loans compared to $103.8 million, or 1.33 percent of outstanding loans at year-end 2001. Net charge-offs amounted to $37.9 million or 0.48 percent of average loans for the year ended December 31, 2002, compared with $52.5 million and 0.66 percent, respectively for the year ended December 31, 2001 (pro forma). The large decrease in net charge-offs principally occurred in the subprime and leasing portfolios, lines of business that RBC Centura is exiting, and also occurred within the commercial loan portfolio.

INTEREST-EARNING ASSETS

Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the “Asset Quality and Allowance for Loan Losses,” “Market Risk,” and “Asset/Liability and Interest Rate Risk Management” sections. During 2002, average interest-earning assets were $12.4 billion compared with $11.5 billion on average during 2001 (pro forma), an increase of $913.4 million or 8.0 percent. Period-end interest earning assets were $13.5 billion at December 31, 2002, an increase of $1.7 billion from the balance of $11.8 billion at December 31, 2001. As discussed below, most of the growth occurred within the investment portfolio.

Loans

Loans, excluding loans held for sale, represent the largest component of interest-earning assets for RBC Centura and ended the year at $8.0 billion, an increase of $223.2 million from the balance at December 31, 2001. This change was counterbalanced by a $34.7 million decrease in unamortized purchase price premiums recorded in both the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura. The key reason for the increase in the loan balance was the loans acquired in the Eagle acquisition, which totaled $697.1 million, including a purchase price premium of $10.1 million. During the fourth quarter of 2002, RBC Centura also sold approximately $17.1 million in loans in connection with the divestiture of seven branches. See Note 3 of the Notes to Consolidated Financial Statements for further description of these transactions. Excluding the premium recorded and loans acquired and sold, loans ended the period at $7.3 billion, a decrease of $422.1 million when compared to the balance as of December 31, 2001.

Exclusive of the premium recorded in connection with the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura, commercial loans (commercial mortgage, commercial, industrial and agricultural and real estate construction), which represent the largest component of the loan portfolio, decreased by $31.6 million from the December 31, 2001 balance of $4.9 billion. The acquisition of approximately $318.8 million in commercial loans from Eagle offset declines due to the continued economic slowdown. Consumer loans, consisting of equity lines, residential mortgages, installment loans and other credit line loans, increased by $258.2 million, or 13.0 percent, to total $2.2 billion at December 31, 2002 exclusive of the remaining purchase price premium. The acquisition of Eagle accounted for only a portion of this increase as $131.9 million in consumer loans were acquired in conjunction with this combination. The remaining increase in consumer loans was the result of new and developing strategic and sales initiatives. Mortgage loans increased by $68.6 million exclusive of the remaining purchase price premium, as the result of the $246.4 million of these loans acquired in the Eagle acquisition. Upon excluding Eagle loans, mortgage loans decreased overall due to expected payoffs in the SFNB portfolio. The leasing portfolio (excluding the premium recorded) declined $37.1 million driven by the exit strategy with regards to the product line in addition to normal amortization. See Note 5 of the Notes to Consolidated Financial Statements for a detail of loan portfolio composition. Table 2 also details the breakdown of construction/development and other loans among fixed and floating rate pricing arrangements.

On average, loans increased slightly, $30.7 million or 0.39% over 2001 (pro forma), averaging $7.9 billion for 2002. The year-to-year growth was predominantly driven by the $207.2 million increase in variable consumer and installment loans. These increases were counterbalanced by modest decreases in the remaining components of the loan portfolio. Excluding the loans acquired in the Eagle acquisition, average loans during 2002 would have decreased by approximately $259.7 million.

Taxable equivalent interest earned on the loan portfolio, including fee income, for year ended December 31, 2002 and 2001 (pro forma) totaled $450.3 million and $607.4 million, respectively. The declining rate environment resulted in a $159.4 million decrease in interest income while increasing loan volume generated a $2.4 million increase in interest income. Overall, the loan portfolio yielded 5.67 percent for the year 2002 compared with 7.68 percent during 2001 (pro forma). The large decrease was mainly due to the declining rate environment that prevailed during 2001 and 2002. Also contributing 57 basis points (or $44.9 million) to the decline was the amortization of loan premiums recorded as a result of the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura. In the year 2003 a decreased level of purchase price premium amortization will impact the yield as only $10.8 million in amortization is expected.

Inherent in lending is the risk of loss due to the failure of a borrower to repay amounts due. To minimize this risk, approximately 91.2 percent of the commercial loan portfolio outstanding at December 31, 2002 was secured versus unsecured. RBC Centura, by preference, is a secured lender. Unsecured commercial loans are generally seasonal in nature (to be repaid in one year or less) and, like secured loans, are supported by current financial statements and cash flow analyses. Commercial loans secured by commercial real estate are supported by appraisals prepared by independent appraisers approved by the Bank in accordance with regulatory guidelines and by current financial statements, cash flow analyses, and such other information deemed necessary by the Bank to evaluate each proposed advance. All loans of $500,000 or more require complete and thorough financial and nonfinancial analyses. This may include in-depth credit memos, ratio analysis or other tools used to evaluate and manage risk. In some cases, borrowers are visited at their places of business and most collateral is inspected by a lending officer. Systematic independent credit reviews ensure proper monitoring of post-closing compliance. Weaknesses in credit and non-compliance with terms, conditions, and loan agreements are promptly reported to the credit review area and investigated.

In connection with commercial lending activities, RBC Centura had $188.2 million of standby letters of credit outstanding at December 31, 2002 compared to $147.1 million at December 31, 2001. These letters of credit are subject to the same credit approval and monitoring process as commercial loans.

The Bank extends credit principally to customers in its market areas of North Carolina, South Carolina, Virginia, Georgia and Florida. RBC Centura utilizes a standard credit scoring system to assess borrower risk when extending credit on consumer loans and loans less than $500,000. Although not a significant part of RBC Centura’s lending activities, credit is extended to foreign borrowers on a case-by-case basis and is subject to the same credit and approval process as other commercial loans, except that an assessment of country risk is also made. The loan portfolio is reviewed on an on-going basis to maintain diversification by industry, geography, type of loan, collateral, and borrower.

Loans and other assets which were not performing in accordance with their original terms and past due loans are discussed under the section “Asset Quality and Allowance for Loan Losses.”

See Note 5 of the Notes to Consolidated Financial Statements for a breakdown of loans by based on underlying collateral.

Table 2

Maturity Schedule of Selected Loans

	As of December 31, 2002
	One Year or Less	One Through Five Years	Over Five Years	Total
	(thousands)
Commercial, financial, and agricultural:
Fixed interest rates	$200,705	$313,889	$71,653	$586,247
Floating interest rates	808,150	820,683	98,815	1,727,648

Total	$1,008,855	$1,134,572	$170,468	$2,313,895

Real estate—construction and land development:
Fixed interest rates	$25,242	$19,002	$6,142	$50,386
Floating interest rates	741,606	140,532	7,985	890,123

Total	$766,848	$159,534	$14,127	$940,509

Investment Securities

The investment portfolio, comprised primarily of mortgage-backed securities, agencies and treasuries, ended 2002 at $4.8 billion, an increase of $1.0 billion as compared with the 2001 year-end balance of $3.8 billion. For 2002, the investment portfolio, gross, averaged $4.1 billion compared with an average of $3.3 billion during 2001 (pro forma). The investment portfolio growth provided an additional means of leveraging capital while experiencing slow net growth within the loan portfolio as described earlier.

The investment portfolio consists primarily of securities for which an active market exists. RBC Centura’s policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade, fixed income securities. At the end of 2002, substantially all securities in RBC Centura’s investment portfolio consisted of these types of securities. Refer to Note 4 of the Notes to Consolidated Financial Statements for a summary of investment securities. The effective duration of the investment portfolio was 2.3 years at December 31, 2002 and 2.8 years at December 31, 2001. Table 3 summarizes the investment portfolio by contractual maturity date with original contractual lives that range from one day to 32 years. Mortgage-backed and asset-backed securities, by nature, typically have lives that are shorter than their contractual life due to volatility in the monthly returns of principal as a result of prepayment sensitivity to changes in market interest rates.

Table 3

INVESTMENT SECURITIES—MATURITY/YIELD SCHEDULE

	Remaining Maturities as of December 31, 2002
	1 Year of Less		1 to 5 Years		6 to 10 Years		Over 10 Years		No Maturity		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(dollars in thousands)
Held To Maturity:
Mortgage-backed and asset-backed securities	$—	—%	$—	—%	$—	—%	$16,632	4.76%	$—	—%	$16,632	4.76%
Total held to maturity	$—	—	$—	—	$—	—	$16,632	4.76	$—	—	$16,632	4.76

Available For Sale:
U.S. government agencies and corporations	$257,458	5.82%	$667,495	6.33%	$—	—%	$—	—%	$—	—%	$924,953	6.19%
State and municipal	—	—	—	—	88	11.06	—	—	—	—	88	11.06
Mortgage-backed and asset-backed securities	—	—	63,430	5.73	89,829	6.30	3,059,477	5.19	—	—	3,212,736	5.23
Common stock	—	—	—	—	—	—	—	—	184,047	5.52	184,047	5.52
Other securities	118,339	1.24	45,497	5.97	29,268	6.90	153,010	5.64	—	—	346,114	4.29

Total available for sale	$375,797	4.38	$776,422	6.26	$119,185	6.45	$3,212,487	5.21	$184,047	5.52	$4,667,938	5.36

Yields are based on amortized cost, and yields related to securities exempt from federal and/or state income taxes are stated on a taxable equivalent basis assuming statutory tax rates of 35.0% and 6.9% for federal and state purposes, respectively.

The classification of securities as held to maturity (“HTM”) or available for sale (“AFS”) is determined at the time of purchase. RBC Centura currently classifies substantially all of its investment purchases as available for sale. This is consistent with RBC Centura’s investment philosophy of maintaining flexibility to manage the securities portfolio. In connection with the acquisition of Predecessor by Royal Bank approximately $44.0 million of investment securities were transferred from the held to maturity portfolio to available for sale in order to align RBC Centura’s interest rate risk position and credit risk policy with those of Royal Bank.

The AFS portfolio is used as a part of RBC Centura’s liquidity and asset/liability management strategy and securities in it may be sold in response to changes in interest rates, changes in prepayment risk, the need to manage regulatory capital and also to provide bank liquidity. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At December 31, 2002, AFS investments had a market value of $4.8 billion, up $1.0 billion compared to December 31, 2001. Included in the market value of the AFS portfolio as of December 31, 2002 were net unrealized gains of $130.2 million, $79.3 million net of tax, compared with net unrealized gains of $48.9 million, $30.0 million net of tax as of December 31, 2001. The change in unrealized gains/losses was due to growth in the investment portfolio and an overall decrease in interest rates subsequent to December 31, 2001 that served to increase the market value of fixed income securities.

RBC Centura acquired $16.6 million in HTM securities in the acquisition of Eagle on July 22, 2002.

Taxable equivalent interest income on investment securities was $227.6 million for 2002, up $13.5 million from the $214.1 million earned in 2001 (pro forma). Changes in interest rates, product mix, and credit spreads decreased interest income by $34.7 million (pro forma) while volume variances caused an increase of $48.2 million (pro forma). The average yield on investments was 5.58 percent in 2002 versus 6.56 percent in 2001 (pro forma). The combination of declining interest rates and the portfolio restructurings mentioned above contributed to the 98 basis point decrease in the investment yield. For additional information see Table 4, “Net Interest Income Analysis—Taxable Equivalent Basis” and Table 5, “Net Interest Income and Volume/Rate Variance—Taxable Equivalent Basis.”

FUNDING SOURCES

Total funding includes deposits, short-term borrowings, and long-term debt and averaged $12.1 billion during 2002, up $907.5 million or 8.1 percent from the $11.1 billion average during 2001 (pro forma). The cost of interest bearing liabilities for 2002 was 2.28 percent compared with 3.85 percent during 2001 (pro forma). The 157 basis point drop was predominantly due to the decreasing interest rate environment, but also reflects a 15 basis point decrease resulting from the accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura.

Deposits

Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit (“CDs”) and transaction accounts, ended the period at $8.0 billion, up $592.8 million from the December 31, 2001 balance of $7.4 billion. Deposits increased during 2002 as a result of the acquisition of  $829.7 million in deposits in association with the Eagle acquisition. The most significant decline in the deposit portfolio occurred within CDs less than $100,000 which decreased by $118.7 million in spite of the acquisition of $306.3 million of this account type in the Eagle acquisition. This decline in CDs was principally attributable to the attrition of single-serviced CD accounts, acquired in a previously completed merger, with which RBC Centura was unable to establish multiple service relationships. The remaining components increased by $711.5 million, $523.3 million of which related to deposits acquired in the Eagle acquisition.

Total deposits averaged $7.5 billion during 2002, which was a $15.9 million decrease from the 2001 average balance of $7.6 billion (pro forma). Interest expense on deposits decreased $104.6 million to total $128.1 million for 2002 when compared with the $232.8 million in interest expense recognized during 2001 (pro forma). As shown in Table 4, “Net Interest Income Analysis—Taxable Equivalent Basis,” the cost of interest-bearing deposits decreased 158 basis points from 2001 (pro forma) to yield 2.02 percent during 2002. The decrease in deposit interest expense was driven primarily by changes in the portfolio mix and the interest rate environment, decreasing interest expense from 2001 by $94.1 million. Volume changes also served to decrease interest expense, contributing $10.6 million to the overall reduction. In addition to volume and rate effects, an additional factor generating the decreasing yield was the accretion of the deposit discounts recorded in the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura. The accretion of these purchase accounting discounts resulted in a 19 basis point ($12.4 million) decrease in the cost of interest bearing deposits from 2001 to 2002. Management anticipates that the discount accretion will have a diminished effect during 2003 as only $5.3 million in deposit discounts remains to be amortized.

Other Funding Sources

Management utilizes short-term borrowed funds, consisting principally of federal funds purchased, securities sold under agreements to repurchase, and master notes. Short-term borrowed funds were $2.2 billion at December 31, 2002 and averaged $2.0 billion for the year. For comparison, short-term borrowed funds at December 31, 2001 were $1.8 billion and averaged $1.9 billion during the year (pro forma). Short-term borrowed funds represented 16.7 percent of RBC Centura’s total average funding sources for 2002 compared with 17.2 percent during 2001 (pro forma). The decline in average  short-term borrowings principally stemmed from the significant growth in long-term debt. The average interest rate paid on short-term borrowed funds decreased by 230 basis points from the 3.85 percent paid in 2001 (pro forma). The decline was mainly the result of the decreasing interest rate environment that prevailed during 2002. Interest expense on short-term borrowed funds decreased by $42.6 million between periods, as the effect of lower interest rates decreased expense by  $46.0 million, counterbalancing the increase of $3.5 million caused by increasing volume.

Long-term debt consists predominantly of Federal Home Loan Bank (“FHLB”) advances, subordinated notes and capital securities and ended the period at $3.0 billion compared to $2.2 billion as of December 31, 2001. The increase was a result of additional FHLB borrowings and the issuance by RBC Centura to an affiliate of $150.0 million of LIBOR based  10-year subordinated debt. Long-term debt averaged $2.5 billion during 2002 compared with $1.7 billion during the year earlier period (pro forma). In addition to the new funding received from an affiliate, a substantial contributor to the increasing average long-term debt balance was FHLB borrowings, which grew on average $410.3 million from 2001 (pro forma). The cost of funds for long-term debt during 2001 (pro forma) decreased by 128 basis points to 3.53 percent for the year ended December 31, 2002. Interest expense generated by long-term debt increased from $80.1 million in 2001 (pro forma) to $88.2 million in 2002 as the $33.0 million impact of a substantial increase in the average balance outweighed the

$24.9 million effect of decreasing rates upon expense recognition. As part of the application of purchase accounting, discounts of $5.5 million and $16.9 million were recorded during the second quarter of 2001 and the third quarter of 2002, respectively, as fair value adjustments to long-term debt. These discounts are being accreted on a straight line basis over the average life of the debt. Accretion of these discounts during 2002 amounted to $3.7 million and reduced the funding cost of long-term debt by 15 basis points. Accretion of these discounts during 2001 amounted to $1.2 million and reduced the funding cost of long-term debt by 8 basis points. The anticipated decrease in funding cost for 2003 will continue to grow to $7.3 million.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for 2002 and 2001 (pro forma) was $438.1 million and $440.9 million, respectively. On a taxable equivalent basis, net interest income decreased $2.2 million to $448.5 million from the $450.7 million reported in 2001 (pro forma). As shown in Table 5, rate variances were the primary contributors of the decline in taxable equivalent net interest income, decreasing income by $33.0 million while volume variances offset most of this reduction in income by producing an increase in taxable equivalent net interest income of $30.8 million over the prior year (pro forma).

Net interest margin measures the difference between the yield on earning assets and the rate paid on funds used to support those assets. The net interest margin, defined as taxable equivalent net interest income divided by average interest-earning assets, declined 30 basis points (pro forma) to 3.65 percent for 2002 predominantly due to the amortization of purchase price premiums recorded in association with the acquisition of Predecessor by Royal Bank and the acquisition of Eagle by RBC Centura, as well as the investment portfolio restructuring performed in the second quarter of 2001 to align RBC Centura’s interest rate risk position and credit risk policy with those of Royal Bank. In addition, the decrease in net interest margin resulted from Federal Reserve actions to reduce short-term interest rates in response to a weakening economy. The amortization of loan premiums reduced interest income and therefore reduced the margin, while the accretion of the discount on deposits and other funding sources lowered interest expense and therefore increased the margin. During 2002, the negative impact of the loan portfolio premium amortization on the net interest margin was greater than the benefit from the accretion of the discounts associated with the deposit base. By the third quarter of 2006 it is expected that the accretion of the funding source discounts and the amortization of the loan premium will terminate, ending any associated effect on the margin.

Table 4 and Table 5 provides additional information related to net interest income on a taxable equivalent basis and the net interest margin.

Table 4

Net Interest Income Analysis—Taxable Equivalent Basis (1) (2)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Loans, including fees	$7,940,776	$450,335	5.67%	$7,910,048	$607,402	7.68%	$7,749,386	$721,178	9.31%
Taxable securities	4,056,816	226,610	5.59	3,229,205	211,568	6.55	2,709,784	189,911	7.01
Tax-exempt securities	19,648	957	4.87	36,958	2,543	6.88	53,106	4,497	8.47
Short-term investments	27,075	594	2.19	99,247	4,169	4.20	56,176	3,226	5.74
Mortgage loans held for sale	251,323	17,503	6.96	136,588	11,621	8.51	59,003	5,634	9.55

Interest-earning assets, gross	12,295,638	695,999	5.66	11,412,046	837,303	7.34	10,627,455	924,446	8.70
Net unrealized gains (losses) on available for sale securities	88,549			58,759			(46,910)
Other assets, net	2,344,490			1,751,876			1,046,584

Total assets	$14,728,677			$13,222,681			$11,627,129

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest checking	$1,153,623	$5,999.52%		$1,061,218	$12,585	1.19%	$999,705	$17,842	1.78%
Money market	1,936,983	26,565	1.37	1,874,378	57,248	3.05	1,748,239	81,014	4.63
Savings deposits	244,936	1,700.69		215,835	2,276	1.05	253,048	3,409	1.35
Time deposits	3,004,091	93,882	3.13	3,308,635	160,658	4.86	3,770,203	221,174	5.87

Total interest-bearing deposits	6,339,633	128,146	2.02	6,460,066	232,767	3.60	6,771,195	323,439	4.78
Borrowed funds	2,010,819	31,155	1.55	1,916,282	73,707	3.85	1,582,687	96,758	6.11
Long-term debt	2,494,728	88,180	3.53	1,665,844	80,123	4.81	1,024,433	66,869	6.53

Interest-bearing liabilities	10,845,180	247,481	2.28	10,042,192	386,597	3.85	9,378,315	487,066	5.19

Demand, noninterest-bearing	1,205,907			1,101,423			1,140,482
Other liabilities	288,153			266,053			134,704
Shareholder’s equity	2,389,437			1,813,013			973,628

Total liabilities and shareholder’s equity	$14,728,677			$13,222,681			$11,627,129

Interest rate spread			3.38%			3.49%			3.51%
Net yield on interest-earning assets, gross	$12,295,638	$448,518	3.65%	$11,412,046	$450,706	3.95%	$10,627,455	$437,380	4.12%

Taxable equivalent adjustment		$10,395			$9,772			$9,953

(1)	Nonperforming loans are included in average balances for yield computations.
(2)	Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable equivalent basis assuming statutory tax rates for 2002 of 35.0% and 6.9%, for 2001 of 35.0% and 6.9%, and for 2000 of 35.0% and 6.9% for federal and state purposes, respectively.

Table 5

Net Interest Income and Volume/Rate Variance—Taxable Equivalent Basis

	2002-2001			2001-2000
		Variance attributable to:			Variance attributable to:
	Income/ Expense Variance	Volume	Rate	Income/ Expense Variance	Volume	Rate
	(thousands)
INTEREST INCOME
Loans, including fees	$(157,067)	$2,351	$(159,418)	$(113,776)	$14,675	$(128,451)
Taxable securities	15,042	49,148	(34,106)	21,657	34,633	(12,976)
Tax-exempt securities	(1,586)	(977)	(609)	(1,954)	(1,209)	(745)
Short-term investments	(3,575)	(2,158)	(1,417)	943	1,982	(1,039)
Mortgage loans held for sale	5,882	8,305	(2,423)	5,987	6,663	(676)

Total interest income	(141,304)	56,669	(197,973)	(87,143)	56,744	(143,887)

INTEREST EXPENSE
Interest checking	(6,586)	1,013	(7,599)	(5,257)	1,041	(6,298)
Money market	(30,683)	1,852	(32,535)	(23,766)	5,497	(29,263)
Savings deposits	(576)	277	(853)	(1,133)	(457)	(676)
Time deposits	(66,776)	(13,706)	(53,070)	(60,516)	(25,139)	(35,377)

Total interest-bearing deposits	(104,621)	(10,564)	(94,057)	(90,672)	(19,058)	(71,614)
Borrowed funds	(42,552)	3,471	(46,023)	(23,051)	17,654	(40,705)
Long-term debt	8,057	32,972	(24,915)	13,254	34,110	(20,856)

Total interest expense	(139,116)	25,879	(164,995)	(100,469)	32,706	(133,175)

Net interest income	$(2,188)	$30,790	$(32,978)	$13,326	$24,038	$(10,712)

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The investment and loan portfolios are the primary types of interest-earning assets for RBC Centura. While the investment portfolio is structured with minimum credit exposure, the loan portfolio is the primary asset subject to credit risk. The credit risk management process at RBC Centura includes written credit policies, which establish underwriting standards, set limits on exposures, and establish loan approval levels by officer or branch.

Nonperforming Assets

Loans on nonaccrual are generally classified as nonaccrual, meaning that interest is not being accrued on these instruments. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time and the recorded accrued interest is reversed or charged-off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Total nonperforming assets, including nonperforming (nonaccrual) loans and foreclosed properties, were $100.2 million at December 31, 2002 compared with $81.0 million at December 31, 2001, an increase of $19.1 million. Nonaccrual loans at year-end 2002 increased $17.4 million over year-end 2001 while assets acquired through foreclosure and repossession increased $1.8 million over the prior year. The increase was driven by a $7.5 million increase in commercial nonaccruals acquired through the Eagle acquisition and a $10.6 million increase in consumer nonaccruals influenced by the slowing economy. Nonperforming assets as a percentage of total assets were 0.63 percent and 0.58 percent at December 31, 2002 and 2001, respectively. As a percentage of total loans and leases plus foreclosed properties, nonperforming assets totaled 1.25 percent at December 31, 2002 compared to 1.04 percent at the end of 2001.

Accruing loans past due ninety or more days were approximately $10.0 million at December 31, 2002, relatively unchanged from the prior year.

In addition to nonperforming assets and past due loans discussed above, management has identified approximately $52.0 million in loans that are currently performing in accordance with their contractual terms that management believes may become nonperforming during the remaining term of the loan based on management’s assessment of information regarding the financial condition and ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

AFLL is the amount considered adequate to cover probable incurred credit losses in RBC Centura’s loan portfolio existing at the balance sheet date. The allowance is evaluated on a quarterly basis with an emphasis on problem accounts, recent loss experience, and changes in other factors including economic conditions and regulatory requirements. The allowance for loan losses ended 2002 at $120.8 million, representing 1.51 percent of outstanding loans compared to $103.8 million, or 1.33 percent of outstanding loans at year-end 2001. The increase in the allowance as a percentage of loans and leases reflects higher provisions in response to increasing nonaccruals and the effect of the acquisition of Eagle, which had a higher allowance level than did RBC Centura.

A provision for loan losses is charged against earnings in order to maintain the AFLL at a level that reflects management’s assessment of the risk inherent in the loan portfolio. The amount provided for loan losses during 2002 totaled $43.0 million as compared to $51.1 million for 2001. Net charge-offs totaled $37.9 million and $52.5 million for the year ended December 31, 2002 and 2001, respectively, a decrease of $14.6 million. Net charge-offs were .48 percent of average loans in 2002 compared to .66 percent for 2001. Although net charge-offs were down year over year, RBC Centura realigned and commenced exiting, during 2001, certain business lines including leasing and subprime lending resulting in higher levels of net charge-offs in the prior year given that collection prospects had been significantly diminished. During 2002, approximately $7.2 million of nonperforming loans were sold to an unaffiliated third party resulting in a $2.0 million charge-off.

Management believes the AFLL to be adequate based upon its current judgment, evaluation, and analysis of the loan portfolio. The AFLL is comprised of three components: specific reserves, general reserves, and unallocated reserves.

Generally, all loans with outstanding balances of $100,000 or greater that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that RBC Centura will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114 “Accounting By Creditors for Impairment of a Loan”. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of RBC Centura’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time and management’s estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the AFLL is assessed, including the average term of the portfolio. The AFLL for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates relative to each portfolio.

The unallocated allowance is determined through management’s assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management’s acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk. As a percentage of the total allowance, the unallocated portion was 19.2 percent at December 31, 2002 compared to 15.8 percent for the prior year period primarily due to increasing levels of nonaccruals and problem credits and the impact of the economic slowdown to the overall credit quality of the portfolio.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the AFLL for 2002 as compared to 2001. Although management attempts to use the best information available to determine the AFLL, significant future additions to the AFLL may be necessary if actual conditions differ from the modeling assumptions and estimates used by management, thus adversely affecting the operating results of RBC Centura. Such revisions of estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

For additional information with respect to the activity in the AFLL, see Tables 6 and 7, “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses,” respectively.

Table 6

Analysis of Allowance for Loan Losses

	2002		2001		2000
	(dollars in thousands)
Allowance for loan losses at beginning of year	$103,828		$105,790		$96,503
Allowance related to loans transferred or sold	(202)		(549)		(368)
Allowance for acquired loans	12,053		—		—
Provision for loan losses	42,986		51,063		33,409
Charge-offs:
Real estate loans	10,654		11,246		3,820
Commercial and industrial loans	15,568		25,342		7,608
Agricultural loans (excluding real estate)	2,071		1,040		670
Consumer loans	14,758		15,401		12,566
Leases	1,804		6,040		4,717
Other	24		469		17

Total charge-offs	44,879		59,538		29,398

Recoveries on loans previously charged-off:
Real estate loans	183		379		279
Commercial and industrial loans	4,142		3,923		2,779
Agricultural loans (excluding real estate)	3		23		4
Consumer loans	2,147		1,934		2,284
Leases	539		803		298

Total recoveries on loans previously charged-off	7,014		7,062		5,644

Net charge-offs	37,865		52,476		23,754

Allowance for loan losses at end of year	$120,800		$103,828		$105,790

Allowance and loss ratios:
Allowance for loan losses to total loans	1.51%		1.33%		1.34%
Net charge-offs to average loans	.48		.66		.31
Allowance for loan losses to nonperforming loans	1.42	x	1.54	x	2.18	x

Table 7

Allocation of Allowance for Loan Losses

	2002	2001
	(thousands)
Commercial, financial, and agricultural	$37,693	$31,017
Consumer	24,942	23,350
Real estate—mortgage	26,711	20,372
Real estate—construction and land development	6,876	10,238
Leases	1,376	2,445
Unallocated	23,202	16,406

Allowance for loan losses at end of year	$120,800	$103,828

The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations.

Table 8

Nonperforming Assets and Past Due Loans

	2002	2001
	(dollars in thousands)
Nonaccrual loans	$84,988	$67,615
Foreclosed property	15,179	13,427

Total nonperforming assets	$100,167	$81,042

Accruing loans past due ninety days or more	$10,005	$10,410

Nonperforming Assets To:
Loans and foreclosed property	1.25%	1.04%
Total assets	0.63	0.58

For the years ended December 31, 2002, and 2001, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $4.0 million and $4.7 million (pro forma), respectively. Interest income on all such loans included in the results of operations amounted to approximately $1.6 million during both 2002 and 2001 (pro forma).

NONINTEREST INCOME AND EXPENSE

Noninterest income (“NII”) includes service charges on deposit accounts, credit card and related fees, insurance and brokerage commissions, trust revenues, mortgage income, and other commissions and fees derived from banking related activities.

Noninterest income for 2002 totaled $168.6 million, down $38.9 million from the $207.5 million amount earned during 2001 (pro forma). As a percentage of total revenues (defined as the sum of net interest income and NII), NII decreased from 32.0% for the year ended December 31, 2001 (pro forma) to 27.8% for the year ending December 31, 2002. The decline in NII was generated largely by a decrease in net realized gains on sales of investment securities from $35.5 million during 2001 (pro forma) to $10.8 million during 2002. The large net realized gains recognized during 2001 (pro forma) were primarily the result of a restructuring of the investment portfolio during the second quarter of 2001 to align RBC Centura’s interest rate risk position and credit risk policy with those of Royal Bank.

Service charges on deposit accounts, comprising approximately 40.2 percent of NII, continue to be the largest component of NII. Service charges for the current period remained relatively consistent on an absolute dollar basis at $67.8 million compared with the amount of $67.7 million during 2001 pro forma. Brokerage commissions were $4.4 million, down $7.2 million during 2002 from the year earlier period (pro forma). This decline was due to lower trading volume by individual investors in light of adverse capital markets performance and the transfer of full service investment brokers and their associated accounts to RBC Dain Rauscher, an entity under the common control of Royal Bank. Insurance commissions also declined by $2.6 million from the year 2001 (pro forma) to $6.4 million as a result of the divestiture of the personal and commercial insurance business lines during 2001. During the fourth quarter of 2002, gains totaling $4.9 million were recorded in NII from the sales of seven branches (see Note 3 of the Notes to Consolidated Financial Statements for further disclosure regarding the sale) and during the first quarter of 2001 (pro forma) a $2.8 million gain was recorded as the result of the sale of an interest in a private company. Fees on credit card services also exhibited a decline of $2.1 million from 2001 (pro forma) to $4.4 million in 2002 largely as a result of runoff of balances related to SFNB credit card relationships.

Mortgage income during 2002 was $19.6 million, a decrease of $1.6 million from the pro forma amount realized during 2001. Mortgage income is primarily comprised of mortgage loan sale income, origination fees, and servicing income. During 2002, RBC Centura began increasing the amount of loans serviced for third parties which generated an increase in the amount of MSRs further resulting in a $2.6 million increase in the related amortization from period to period (pro forma). In addition, RBC Centura recorded a $2.0 million valuation reserve against mortgage servicing rights as a result of higher prepayment speeds, relative to initial projections, on loans serviced due to the decreasing interest rate environment. Mortgage loan sale income also declined $290,000, largely as a result of the sale of the mortgage loan production facilities of NCS Mortgage Lending Company (“NCS”) during the second quarter of 2001. The effect of decreasing mortgage loan sale income and increasing mortgage servicing rights amortization was partially mitigated by an increase of $3.6 million (pro forma ) in servicing commissions generated by the increase in the amount of loans serviced.

Noninterest expense (“NIE”), totaled $419.2 million during 2002, a decrease of $223.4 million from the pro forma amount realized during 2001. The largest factor in the decline was the substantial decrease in merger-related and other significant charges from $130.1 million in 2001 (pro forma) to $3.8 million in 2002. In addition, a $42.2 million loss on equity investment was realized during 2001 (pro forma). Another significant factor in the decline was the discontinuation of goodwill amortization at the beginning of 2002 under SFAS 142. Goodwill amortization amounted to $35.9 million during 2001 (pro forma). Another key driver of the decrease was a charge of $19.1 million in litigation provisions recorded during the second quarter of 2001, a significant portion of which related to previously disclosed settled litigation. Personnel expenses accounted for $9.4 million of the decrease between comparable periods as significant cost savings were realized once the operations of SFNB were combined into those of RBC Centura. Mitigating the decrease in overall NIE was the $11.8 million increase in fees for outsourced services predominantly relating to an increase in the amount of centralized services provided by Royal Bank to support RBC Centura’s growth strategy (see Note 21 of the Notes to Consolidated Financial Statements for further discussion). One component of NIE that also demonstrated growth from 2001 (pro forma) to 2002 was marketing expenses which increased by $3.4 million as the result of an overall increase in marketing activities. The remainder of the difference was spread across the various NIE expense categories.

INCOME TAX EXPENSE

Income tax expense for 2002 and 2001 (pro forma) was $44.2 million and $11.7 million, respectively. The 2002 and 2001 (pro forma) effective tax rates were 30.6 percent and (25.9) percent, respectively. The effective tax rate for 2002 was positively impacted by non-taxable income while the 2001 effective tax rate was impacted negatively by certain non-deductible merger expenses.

EQUITY AND CAPITAL RESOURCES

Shareholder’s equity as of December 31, 2002 and 2001 was $2.4 billion and $2.3 billion, respectively, and represented 15.3 percent and 16.5 percent of year-end assets, respectively. The absolute growth was the result of an increase in retained earnings due to income realized during 2002 in addition to an increase in the amount of unrealized gains on available for sale securities. The decline of equity relative to total assets resulted from the fact that most of the growth in the asset base was funded with interest bearing liabilities. Unrealized gains on available for sale securities, net of tax, were $79.3 million as of December 31, 2002 compared to $30.0 million as of December 31, 2001. Losses recognized within accumulated other comprehensive income related to derivatives designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, which generated a reduction in shareholder’s equity of $14.3 million, along with the recognition of an additional $8.1 million pension liability. See the Consolidated Statements of Shareholder’s Equity for quantification of all factors upon shareholder’s equity.

RBC Centura’s capital ratios are greater than the minimum ratios required by regulatory guidelines. RBC Centura intends to maintain a capital and leverage mix that it considers optimal in light of various factors including product mix, forecasted growth, scheduled maturities of loans and deposits, and economic conditions. At December 31, 2002, RBC Centura and the Bank had the requisite capital levels to qualify as well-capitalized. As a result of its well-capitalized status, the Bank is assessed at the lowest FDIC insurance premium rates available for financial institutions under each insurance fund. Note 20 in the Notes to Consolidated Financial Statements presents the capital ratios for RBC Centura and the Bank for 2002 and 2001. As discussed in the “Liquidity” section, capital securities are a component of tier 1 capital. Regulatory agencies have generally taken the position not to include net unrealized gains or losses on available for sale investment securities in calculating tier 1 capital.

LIQUIDITY

RBC Centura’s liquidity management objective is to meet maturing debt obligations, fund loan commitments and deposit withdrawals, and manage operations on a cost effective basis. Management believes that sufficient resources are available to meet RBC Centura’s liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles. Proper liquidity management is crucial to ensure that RBC Centura is able to take advantage of new business opportunities as well as meet the demands of its customers.

Investment securities are an important tool to RBC Centura’s liquidity management objective. Securities classified as available for sale represent an accessible source of liquidity through either repurchase agreements or liquidation. Repurchase agreements involve the selling of securities to a counterparty, and a concurrent agreement to buy back the securities at a specified price and date. This activity is similar to pledging collateral to borrow funds.

The Bank’s traditional funding sources consist primarily of core deposits (noninterest-bearing demand deposits, interest checking, savings and money market accounts), established federal funds lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans. At December 31, 2002, the Bank had $4.1 billion in total federal funds lines available. In addition, the Bank has the ability to borrow from the FHLB up to 21 percent of the Bank’s total assets. The amount outstanding to the FHLB at December 31, 2002 amounted to $2.1 billion.

The Bank also has the ability to issue debt up to a maximum of $1.0 billion of unsecured bank notes to institutional investors pursuant to a bank note program. These bank notes may have maturities that can range from 30 days and beyond from the date of issue. Each bank note would be a direct, unconditional, and unsecured general obligation solely of the Bank and would not be an obligation of or guaranteed by RBC Centura. Under the program, interest rate and maturity terms may be negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2002 and 2001, there was $125.0 million of 6.5 percent, 10 year, subordinated bank notes outstanding. In addition, RBC Centura also accepts Eurodeposits, has a master note commercial paper facility, and offers brokered certificates of deposit.

In September of 2001, RBC Centura issued $500.0 million of LIBOR based 5-year subordinated debt to an affiliate. Under applicable regulatory guidelines, this funding source qualifies for RBC Centura’s tier 2 capital, improving the associated regulatory capital ratio. RBC Centura also has the ability to draw from an unsecured line of credit of up to $30.0 million from a nonaffiliated bank. At both December 31, 2002 and 2001 this line had $5.0 million outstanding.

Management is not aware of any events or regulatory recommendations that are reasonably likely to have a material negative effect on RBC Centura’s liquidity, capital resources or operations.

For information on the required financial support of the Bank from RBC Centura and from Royal Bank, please see “Item 1—Business—Supervision and Regulation—Support of Subsidiary Bank”, beginning on page 4.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

RBC Centura’s contractual obligations are summarized in the accompanying table. Other commitments include commitments to lend. Not all of these commitments will be drawn upon, thus the actual cash requirements are likely to be significantly less than the amounts reported for “Other Commitments” in the accompanying table.

Table 9

Contractual Obligations and Other Commitments

	As of December 31, 2002
	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(thousands)

Contractual Obligations:
Long-term debt	$2,990,966	$30,942	$1,165,397	$615,184	$1,179,443
Operating leases	72,939	10,217	15,472	11,268	35,982
RBC Center naming rights	76,000	4,000	8,000	8,000	56,000
Commitments to fund low income housing developments	26,059	3,268	15,042	6,501	1,248

Total contractual cash obligations	$3,165,964	$48,427	$1,203,911	$640,953	$1,272,673

Other Commitments:
Commercial letters of credit	6,050	6,050	—	—	—
Standby letters of credit	188,180	134,461	39,640	14,079	—
Other commitments	3,036,122	3,036,122	—	—	—

Total contractual cash obligations	$3,230,352	$3,176,633	$39,640	$14,079	$—

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. RBC Centura’s market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. As discussed in the “Asset/Liability and Interest Rate Risk Management” section, RBC Centura’s market risk resulting from interest rate risk has not changed significantly since December 31, 2001. RBC Centura’s objective is to manage the mix of interest-sensitive assets and liabilities to minimize interest rate risk and stabilize the net interest margin while optimizing profit potential. RBC Centura’s trading activities are minimal and RBC Centura is not subject to significant currency exchange risk or commodity price risk.

The table below illustrates the scheduled maturity of selected financial instruments and their estimated fair values at December 31, 2002. For loans, investment securities, and long-term debt obligations, principal cashflows are presented by expected maturity date including the weighted-average interest rate by exposure category. Weighted-average variable rates are based on implied forward rates in the yield curve at year-end. Prepayment assumptions are based on the probability of customers prepaying their loans at various interest rate levels. For deposits without contractual maturities, including interest checking, savings, and money market accounts, cashflows are separated into “core” and “non-core” components. The non-core cashflows are scheduled to mature in 2003 while the core cashflows are presented based on management’s assessment of runoff.

Table 10

RATE SENSITIVE ON-BALANCE SHEET FINANCIAL INSTRUMENTS

	Principal Maturing In:						Total	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
	(dollars in thousands)
Rate Sensitive Assets:
Loans, gross
Fixed rate	$1,767,055	$493,227	$238,043	$123,294	$50,107	$220,990	$2,892,716	$2,993,427
Average rate (%)	7.10	7.54	7.47	7.79	7.17	7.25	7.25
Variable rate	3,107,393	925,390	507,142	397,818	50,634	125,536	5,113,913	5,111,756
Average rate (%)	4.54	5.42	6.52	7.39	7.25	8.38	5.25
Investment securities
Fixed rate	1,406,447	656,215	547,656	422,820	277,499	905,120	4,215,757	4,344,556
Average rate (%)	5.67	5.32	6.05	5.49	5.75	5.39	5.59
Variable rate	85,231	70,628	37,955	145,062	29,499	100,437	468,812	470,521
Average rate (%)	5.17	4.92	5.11	3.89	5.48	6.02	4.92
Rate Sensitive Liabilities:
Interest-bearing checking, savings, money market	$1,725,746	$278,435	$278,435	$278,435	$278,435	$556,870	$3,396,356	$3,396,356
Average rate (%)	.88	.94	1.33	1.63	1.82	2.05	1.26
Time deposits	2,142,876	611,904	212,963	78,495	168,234	31,015	3,245,487	3,291,612
Average rate (%)	2.71	3.62	4.69	4.61	4.59	4.82	3.18
Borrowed funds	2,157,799	—	—	—	—	—	2,157,799	2,157,799
Average rate (%)	1.07	—	—	—	—	—	1.07
Long-term debt	70,679	414,578	765,550	857,131	328,047	554,981	2,990,966	3,132,767
Average rate (%)	5.96	2.47	3.29	4.46	5.36	5.44	4.29

ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

RBC Centura’s Asset/Liability Management Committee seeks to maintain a general balance between interest-sensitive assets and liabilities to insulate net interest income and shareholder’s equity from significant adverse changes in market interest rates. Mismatches in interest rate repricings of assets and liabilities arise from the interaction of customer business needs and RBC Centura’s discretionary asset and liability management activities. Exposure to changes in the level and direction of interest rates is managed by adjusting the asset/liability mix through the use of various interest rate risk management products, including derivative financial instruments.

Derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements, and interest rate futures and option contracts (“swaps,” “floors,” “caps,” “futures,” and “options,” respectively), are an integral part of RBC Centura’s interest rate risk management activities. RBC Centura has principally utilized interest rate swaps, floors and caps. Swaps are used to manage RBC Centura’s exposure to changes in interest rates by exchanging a series of interest rate cash flows that are based on a specific notional amount and a fixed and floating interest rate over a prescribed period of time. Floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. Caps are used to protect certain designated financial instruments from the negative repricing effects of an increasing rate environment. Options provide the right, but not the obligation, to put or call securities back to a third party at an agreed upon price under the specific terms of each agreement. Refer to Note 17 of the Notes to Consolidated Financial Statements for a comparative summary of RBC Centura’s derivative financial instruments at December 31, 2002 and 2001, and also for a detailed discussion of related risks. Also, refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policy for these instruments.

Asset/liability simulation models are utilized to evaluate the dynamics of the balance sheet and to estimate earnings volatility under different interest rate environments. These simulations include calculating the impact of significant fluctuations in interest rates, both increases and decreases, on net interest income and the estimated fair value of assets and liabilities. Based on a 100 basis point rate shock in either direction, this simulation as of December 31, 2002 shows RBC Centura’s interest rate risk position to be relatively neutral: net interest income would not vary by more than 3.0 percent and the estimated market value of equity would not vary by more than approximately 4.2 percent. This is consistent with the interest rate risk position that prevailed at December 31, 2001. RBC Centura seeks a reasonable balance between a satisfactorily high and stable return on average shareholder’s equity and a satisfactorily high and stable estimated market value of equity.

An interest rate gap analysis is shown in Table 11 as of December 31, 2002. Gap analysis is generally based on the timing of contractual maturities and repricing opportunities of interest-sensitive assets and liabilities including management’s assumptions relative to financial instruments subject to prepayment and indeterminate life deposits. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. At December 31, 2002, RBC Centura had a positive one-year cumulative interest sensitivity gap of approximately $167.6 million. The interest rate gap analysis is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Table 11

INTEREST SENSITIVITY ANALYSIS

	As of December 31, 2002(2)
	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Total Under One Year	Total Over One Year	Total
	(dollars in thousands)
Interest-Earning Assets
Loans	$5,128,007	$311,939	$221,815	$468,986	$612,788	$6,743,535	$1,263,094	$8,006,629
Investment securities	384,548	161,271	147,163	459,681	484,885	1,637,548	3,047,022	4,684,570
Other short-term investments	69,224	—	—	—	—	69,224	—	69,224
Mortgage loans held for sale	109,242	467,039	—	—	—	576,281	—	576,281

Total interest-earning assets	5,691,021	940,249	368,978	928,667	1,097,673	9,026,588	4,310,116	13,336,704
Notional amount of interest rate swaps	497,737	107,086	70,864	—	—	675,687	188,343	864,030

Total interest-earning assets and derivative financial instruments	$6,188,758	$1,047,335	$439,842	$928,667	$1,097,673	$9,702,275	$4,498,459	$14,200,734

Interest-Bearing Liabilities
Time deposits over $100	$425,052	$78,078	$39,091	$73,784	$77,087	$693,092	$136,324	$829,416
All other deposits (1)	2,143,955	395,433	376,726	595,934	808,033	4,320,081	2,872,973	7,193,054
Borrowed funds	1,912,799	170,000	50,000	25,000	—	2,157,799	—	2,157,799
Long-term debt	756,544	701,111	201,111	3,335	59,578	1,721,679	1,269,287	2,990,966

Total interest-bearing liabilities	5,238,350	1,344,622	666,928	698,053	944,698	8,892,651	4,278,584	13,171,235
Notional amount of interest rate swaps	66,747	523,459	20,072	30,566	1,148	641,992	222,038	864,030

Total interest-bearing liabilities and derivative financial instruments	$5,305,097	$1,868,081	$687,000	$728,619	$945,846	$9,534,643	$4,500,622	$14,035,265

Interest sensitivity gap per period	$883,661	$(820,746)	$(247,158)	$200,048	$151,827	$167,632	$(2,163)	$165,469
Cumulative interest sensitivity gap	883,661	62,915	(184,243)	15,805	167,632
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	1.17x	1.01x	0.98x	1.00x	1.02x

(1)	To be consistent with simulation modeling, checking, regular money market, and regular savings accounts are separated into core and non-core components. The non-core component is repriced evenly over the first 3 months. The core component is spread evenly over a 7 year period.
(2)	Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgages and mortgage-backed securities’ principal cash flows are modeled by aggregating similar coupon and age instruments and applying the appropriate median prepayment speeds.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

See pages 31 through 33 of this Form 10-K for quantitative and qualitative disclosures about market risk.

Item 8. (a)    Financial Statements And Supplementary Data.

STATEMENT OF MANAGEMENT RESPONSIBILITY

THE BOARD OF DIRECTORS AND SHAREHOLDER OF

RBC CENTURA BANKS, INC.

Management of RBC Centura Banks, Inc. and its subsidiaries (“RBC Centura”) has prepared the consolidated financial statements and other information in the annual report on Form 10-K in accordance with generally accepted accounting principles and is responsible for their accuracy.

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

Management also recognizes its responsibility to foster a climate in which corporate affairs are conducted with the highest ethical standards. RBC Centura’s Code of Ethics, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of RBC Centura’s Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. PricewaterhouseCoopers LLP and RBC Centura’s internal auditors have direct access to the Audit Committee.

By:	/s/ JAMES T. RAGER James T. Rager Chairman of the Board

By:	/s/ H. KEL LANDIS, III
H. Kel Landis, III Chief Executive Officer

By:	/s/ PAUL S. MUSGROVE
Paul S. Musgrove Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF RBC CENTURA BANKS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of RBC Centura Banks, Inc. and its subsidiaries, at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

By:	/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina

January 17, 2003

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(thousands, except share data)
Assets
Cash and due from banks	$345,380	$290,226
Due from banks, interest-bearing	15,727	16,197
Federal funds sold	53,497	39,937
Investment securities:
Available for sale (cost of $4,667,938 and $3,749,958, respectively)	4,798,130	3,798,889
Held to maturity (fair value of $16,947 and $0, respectively)	16,632	—
Loans, net of unearned income	8,006,629	7,783,383
Less allowance for loan losses	120,800	103,828

Net loans	7,885,829	7,679,555
Mortgage loans held for sale	576,281	114,966
Premises and equipment	174,530	164,138
Goodwill and intangibles	1,547,358	1,452,430
Other assets	502,989	497,594

Total assets	$15,916,353	$14,053,932

Liabilities
Deposits:
Demand, noninterest-bearing	$1,380,627	$1,201,382
Interest-bearing	5,812,427	5,765,039
Time deposits over $100	829,416	463,286

Total deposits	8,022,470	7,429,707
Borrowed funds	2,157,799	1,830,065
Long-term debt	2,990,966	2,165,355
Other liabilities	304,417	315,375

Total liabilities	13,475,652	11,740,502

Commitments and contingencies (Note 17)	—	—
Shareholder’s Equity
Common stock, no par value, 2,500,000,000 shares authorized; shares issued and outstanding of 2,219,614,882	2,357,190	2,357,190
Accumulated other comprehensive income	56,928	29,965
Retained earnings (deficit)	26,583	(73,725)

Total shareholder’s equity	2,440,701	2,313,430

Total liabilities and shareholder’s equity	$15,916,353	$14,053,932

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(thousands)
Interest Income
Loans, including fees	$449,497	$323,299	$10,452
Investment securities:
Taxable	217,402	119,042	9,761
Tax-exempt	608	802	—
Short-term investments	594	3,565	87
Mortgage loans held for sale	17,503	8,355	—

Total interest income	685,604	455,063	20,300
Interest Expense
Deposits	128,146	113,723	12,091
Borrowed funds	31,155	32,559	—
Long-term debt	88,180	49,614	860

Total interest expense	247,481	195,896	12,951

Net Interest Income	438,123	259,167	7,349
Provision for loan losses	42,986	25,643	1,594

Net interest income after provision for loan losses	395,137	233,524	5,755
Noninterest Income
Service charges on deposit accounts	67,821	40,840	450
Credit card and related fees	9,407	7,408	1,366
Other service charges, commissions, and fees	26,409	18,401	—
Fees for trust services	8,674	5,573	—
Mortgage income	19,565	12,502	—
Cash surrender value of executive life insurance	13,626	7,434	—
Other noninterest income	12,230	7,761	(111)
Securities gains (losses), net	10,818	8,003	(750)

Total noninterest income	168,550	107,922	955
Noninterest Expense
Personnel	202,211	131,192	19,646
Occupancy	31,601	18,734	1,711
Equipment	26,952	17,764	9,266
Foreclosed real estate losses and related operating expense, net	2,899	1,081	—
Impairment loss on investment	—	—	1,458
Provision for investment losses	—	—	1,350
Merger-related and other significant charges	3,777	38,629	—
Goodwill and intangible amortization	28,448	51,585	—
Intercompany charges from related parties	15,008	1,729	—
Other operating expense	108,261	75,173	24,327

Total noninterest expense	419,157	335,887	57,758

Income (loss) before income taxes	144,530	5,559	(51,048)
Income tax expense (benefit)	44,222	11,248	(21,853)

Net Income (loss)	$100,308	$(5,689)	$(29,195)

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock
(thousands, except share data)	SFNB Shares	SFNB Amount	RBC Centura Shares	RBC Centura Amount	Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
Balance, December 31, 1999	1,000	$10,000	—	$—	$104,506	$(38,841)	$(2,247)	$73,418
Capital contribution from parent.	—	—	—	—	55,000	—	—	55,000
Comprehensive loss:
Net loss	—	—	—	—	—	(29,195)	—	(29,195)
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	—	2,290	2,290

Comprehensive loss	—	—	—	—	—	—	—	(26,905)

Balance, December 31, 2000	1,000	$10,000	—	—	$159,506	$(68,036)	$43	$101,513
Acquisition of RBC Centura by SFNB in reverse acquisition on June 6, 2001:
Elimination of SFNB balances	(1,000)	(10,000)	—	169,506	(159,506)	—	—	—
Issuance of common stock	—	—	2,219,614,882	2,187,684	—	—	—	2,187,684
Comprehensive income:
Net income	—	—	—	—	—	(5,689)	—	(5,689)
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	—	29,922	29,922

Comprehensive income	—	—	—	—	—	—	—	24,233

Balance, December 31, 2001	—	—	2,219,614,882	$2,357,190	—	$(73,725)	$29,965	$2,313,430
Comprehensive income:
Net income	—	—	—	—	—	100,308	—	100,308
Minimum pension liability	—	—	—	—	—	—	(8,051)	(8,051)
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	—	49,316	49,316
Losses on derivatives designated as cash flow hedges	—	—	—	—	—	—	(14,302)	(14,302)

Comprehensive income	—	—	—	—	—	—	—	127,271

Balance December 31, 2002	—	$—	2,219,614,882	$2,357,190	—	$26,583	$56,928	$2,440,701

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(thousands)
Cash Flows From Operating Activities
Net income (loss)	$100,308	$(5,689)	$(29,195)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42,986	25,643	1,594
Depreciation on assets under operating lease	2,442	2,172	—
Depreciation and amortization, excluding depreciation on assets under operating lease	59,053	69,044	8,594
Amortization of purchase accounting adjustments	55,811	47,604	—
Deferred income taxes	22,259	(14,521)	(15,480)
Loan fees deferred, net	(1,123)	772	—
Bond premium amortization, net	15,891	4,719	—
Gains on sales of investment securities	(10,818)	(8,003)	750
Loss on sales of foreclosed real estate	1,178	187	—
Impairment loss on goodwill	—	1,900	—
Write-off of fixed assets	—	27,190	—
Proceeds from sales of mortgage loans held for sale	842,473	585,195	—
Originations, net of principal repayments, of mortgage loans held for sale	(767,422)	(536,020)	—
Purchases of mortgage loans held for sale from related party	(528,734)	—	—
(Increase) decrease in accrued interest receivable	(2,934)	5,036	62
Decrease in accrued interest payable	(3,872)	(13,431)	(2,756)
Net change in other assets and other liabilities	(111,073)	(51,240)	14,192

Net cash (used) provided by operating activities	(283,575)	140,558	(22,239)

Cash Flows From Investing Activities
Net decrease (increase) in loans	373,869	287,912	(116,167)
Purchases of:
Securities available for sale	(3,182,676)	(1,427,848)	(53,378)
Premises and equipment	(27,423)	(22,989)	(22,094)
Proceeds from:
Sales of securities available for sale	1,116,233	500,992	136,574
Maturities and issuer calls of securities available for sale	1,311,874	407,866	—
Maturities and issuer calls of securities held to maturity	4,790	—	—
Sales of foreclosed real estate	14,954	4,504	—
Dispositions of premises and equipment	5,955	2,942	—
Cash acquired in reverse acquisition of Centura Banks, Inc.	—	347,812	—
Net cash (paid) received in mergers, acquisitions, and divestitures	(15,402)	68,395	—

Net cash (used) provided by investing activities	(397,826)	169,586	(55,065)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(164,237)	(382,615)	8,659
Net increase (decrease) in borrowed funds	327,734	(281,521)	—
Proceeds from issuance of long-term debt	1,051,246	755,500	34,000
Repayment of long-term debt	(465,098)	(138,046)	(1,619)
Capital contribution from Royal Bank	—	—	55,000

Net cash provided (used) by financing activities	749,645	(46,682)	96,040

Increase in cash and cash equivalents	68,244	263,462	18,736
Cash and cash equivalents, beginning of year	346,360	82,898	64,162

Cash and cash equivalents, end of year	$414,604	$346,360	$82,898

Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
Interest	$251,353	$209,326	$10,195
Income taxes	72,119	11,047	8,938
Noncash transactions:
Unrealized securities gains, net	81,588	48,785	3,743
Loans transferred to foreclosed property	15,529	9,574	—

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements include the accounts of RBC Centura Banks, Inc. (“RBC Centura”) and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”), Centura Capital Trust I (“CCTI”), Triangle Capital Trust (“TCT”), Eagle Real Estate Advisors, Inc. (“EREA”), Eagle Bancshares Capital Group, Inc. (“EBCG”) and NCS Mortgage Lending Company (“NCS”). In addition, EBI Capital Trust I (“EBI Capital”) is a subsidiary of the Bank. Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. (“FGHE”), a home equity mortgage company, that was accounted for under the equity method.

Basis of Financial Statement Presentation

At the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank of Canada (“Royal Bank”), a Canadian chartered bank, merged with and into Centura Banks, Inc. (“Predecessor”) and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. As of December 31, 2002, there were 2,219,614,882 shares of common stock outstanding, all of which were owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

On June 1, 2002, the Bank completed a merger with Security First Network Bank (“SFNB”), herein referred to as the SFNB Merger. SFNB was a financial institution wholly-owned by Royal Bank. RBC Centura issued approximately 53.1 million shares to an indirect wholly-owned subsidiary of Royal Bank to effect the combination. SFNB offered traditional banking services over the Internet and was acquired by Royal Bank on September 30, 1998 for a purchase price of approximately $13.0 million, which resulted in goodwill of $2.3 million being recorded and pushed down to SFNB. Due to the fact that RBC Centura and SFNB were under common control at the time of the SFNB Merger, the transfer of the assets and liabilities of SFNB has been accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the SFNB Merger resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to June 1, 2002. This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Centura from the date of its acquisition by Royal Bank on June 5, 2001, the date at which common control was established. The merger of SFNB with the Bank was the second phase of the consolidation of Royal Bank’s U.S. retail banking operations with the first phase involving the sale of certain banking assets and the assumption of certain deposits by the Bank from SFNB on August 17, 2001. That transaction involved the acquisition of approximately $184.0 million in deposits and $95.0 million in loans.

Reference herein to RBC Centura relates to the financial condition and the results of operations for the restated periods as discussed above. As previously discussed, Royal Bank’s basis in both RBC Centura and SFNB was “pushed down” to each respective entity and is therefore reflected in the combined balance sheet and results of operations.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions are eliminated in consolidation. All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as pooling-of-interests. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“AFLL”) and the valuation of mortgage servicing rights (“MSRs”).

Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder’s equity.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Business

The Bank, either directly or through its subsidiaries, provides a full range of financial services, to personal, small business and commercial banking customers. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina and within certain regions of South Carolina, Georgia, Florida and Virginia. Services are also provided through alternative delivery channels that include a centralized telephone operation offering a full line of financial services and home banking through a telephone network operated by a third party and connected to the personal computers of customers.

The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

CCTI and TCT were established to facilitate the issuance of capital securities, a component of long-term debt, as described in detail in Note 12 of the Notes to Consolidated Financial Statements.

EBI Capital, a statutory business trust that was a wholly-owned subsidiary of Eagle Bancshares, Inc. (“Eagle”) prior to the merger of Eagle into the Bank, was established by Eagle to facilitate the issuance of Trust Preferred Securities. As part of the acquisition of Eagle, the Bank assumed the guarantee of Eagle and RBC Centura provided an additional guarantee of these Trust Preferred Securities.

In completing the acquisition of Eagle, RBC Centura acquired EREA and EBCG. EREA is a real estate broker, in operation since 1994, that owns equity interests in eight real estate projects representing real property of $28.4 million at December 31, 2002. The most significant portion of EREA’s investment in real estate is in land in the process of development for residential subdivisions in metropolitan Atlanta. EBCG was formed in 1997 to serve small- and medium-sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources and had commercial loans outstanding of $14.5 million as of December 31, 2002.

NCS specialized in the origination of non-conforming mortgages through independent mortgage brokers and sold the production. Predecessor sold the production activities of NCS and liquidated substantially all of the remaining portfolio.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing balances due from other banks, and federal funds sold.

Investment Securities

RBC Centura’s investments are classified based on management’s intention as either held to maturity (“HTM”), available for sale (“AFS”), or trading at the time of purchase. Debt securities that RBC Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost, net of amortization of premium and the accretion of discount. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholder’s equity, net of applicable taxes.

AFS investment securities are used as a part of RBC Centura’s asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Allowance for Loan Losses

The AFLL represents management’s estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management’s ongoing evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank’s market areas, the fair value and adequacy of underlying collateral, the growth and risk composition of the loan portfolio, and other information including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting By Creditors for Impairment of a Loan”. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank’s borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.

Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

A loan is considered to be impaired when, based on current information, it is probable RBC Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of AFLL. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. If this uncertainty is eliminated, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

Interest received on nonaccrual loans is generally applied against principal or may be reported as interest income depending on management’s judgment as to the collectibility of principal. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Other real estate owned is included in other assets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is carried at the lower of the recorded amount of the loan or lease for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. At December 31, 2002 and 2001, the net book value of other real estate properties was $15.2 million and $13.4 million, respectively.

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

Mortgage Servicing Rights (“MSRs”)

The rights to service mortgage loans for others are included in goodwill and other intangibles on the consolidated balance sheet. Capitalization of the allocated cost of MSRs based on the relative fair value occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. To determine fair value, MSRs are stratified on the basis of certain risk characteristics including servicing fee, maturity, interest rate, repricing index, etc. Expected cash flows are determined by applying prepayment estimates to the contractual term of the serviced loans. The fair value is estimated by discounting these cash flows through the serviced loan’s expected maturity date. The discount rate used is based on market yields and includes a risk premium reflecting the credit and interest rate risk inherent in each strata of servicing rights. Cash flows and fair values are calculated over a broad range of possible interest rate paths that are based on market volatility estimates, with the reported fair value representing the average value for those interest rate paths. See Note 8 of the Notes to Consolidated Financial Statements for additional disclosures related to MSRs.

Loan Securitizations

During 2000, prior to the acquisition of Predecessor by Royal Bank, Predecessor sold loans to FGHE, which were then securitized and sold to third parties. Upon securitization, Predecessor received a portion of the beneficial interests in the securitized assets in the form of a subordinated interest (interest-only strips) as partial payment for the loan sale. RBC Centura carries these interest-only strips in the investment portfolio as available for sale securities. The initial recorded value of the retained interest was calculated based on the allocated cost of the loans and the retained interest based upon the relative fair values of these instruments. RBC Centura no longer sells loans to FGHE.

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

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

are amortized on an accelerated or straight-line basis over the period benefited. As of January 1, 2002, goodwill is no longer amortized but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS 142 “Goodwill and Other Intangible Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. RBC Centura completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangibles is based on various analyses, including undiscounted cash flow projections used in the determination of fair values. Core deposit premiums are amortized over 10 years. At December 31, 2002 and 2001, goodwill, net of accumulated amortization, was $1.3 billion and $1.2 million, respectively. Core deposit premiums, net of accumulated amortization, were $229.0 million and $244.0 million at December 31, 2002 and 2001, respectively.

Other Assets and Other Liabilities

RBC Centura has included as other assets, equipment under operating lease contracts. For the years ended December 31, 2002 and 2001, $605,000, and $583,000, respectively, of net operating lease rental income was recorded in other noninterest income. No income was recorded in the year ended December 31, 2000.

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

Income Taxes

RBC Centura uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of RBC Centura’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Derivative Financial Instruments

Derivative financial instruments, such as interest rate swaps (“swaps”), interest rate floor and cap arrangements (“floors” and “caps,” respectively), and interest rate futures and options contracts, are available to RBC Centura to assist in managing its exposure to changes in interest rates. RBC Centura has principally utilized swaps, floors and caps. The fair value of these derivatives are based on dealer quotes, third party financial models, and internal pricing analytics. RBC Centura records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

in current period earnings. For the years ended December 31, 2002 and December 31, 2001, $696,000 and $84,000, respectively, were recorded for the amount of hedge ineffectiveness. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement.

Fair Value of Financial Instruments

The following describes the methods and assumptions used by RBC Centura to estimate the fair value of financial instruments.

Cash and Due From Banks (including interest-bearing), Federal Funds Sold, and Accrued Interest Receivable—The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

Investment Securities—The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

Loans—For fair value calculations, loans are categorized by business purpose and divided into fixed and variable classifications. These classifications are further segmented into like groups based on financial characteristics such as maturity, coupon, reprice index, etc. Final maturities and expected cash flows are determined by applying prepayment estimates to the contractual term of the loans. The fair values of loans are estimated by discounting cash flows through the loan’s expected maturity date. The discount rate is based on market yields that include a risk premium reflecting the credit and interest rate risk inherent in each class of loan. Cash flows and fair values are calculated over a broad range of possible future interest rate paths with the reported fair value representing the average value for those interest rate paths.

Deposits—The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, are considered to approximate the amount payable on demand at year-end. The fair value of time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds, Accrued Interest Payable, and Long-term Debt—The fair value of borrowed funds and accrued interest payable approximates its carrying amount due to its short-term nature. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rates are based on market rates for debt of the same remaining maturities.

Financial Information by Segment

SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, RBC Centura presented financial information for Retail, Treasury, and Other in accordance with SFAS 131. As a result of the acquisition of Predecessor by Royal Bank and as part of the continued integration, management has re-evaluated its reportable operating segments and determined that it no longer has any distinct operating segments based on the requirements of SFAS 131. The chief operating decision maker includes certain members of Royal Bank’s management and committees and no significant, discrete financial information, other than the results of RBC Centura consolidated, is being reviewed by the chief operating decision maker.

Current Accounting Matters

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

associated asset retirement costs. This statement requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The new standard is effective for fiscal years beginning after June 15, 2002 and earlier application is encouraged. Management adopted this standard on January 1, 2003 with no associated material impact.

In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions” (an amendment of FASB Statement 72 and 144 and FIN 9). This statement requires acquisitions of all or part of a financial institution meeting the definition of a business combination to be accounted for by the purchase method in accordance with SFAS 141. Any previously recorded unidentified intangible asset related to the acquisition of a financial institution must now be classified as goodwill and is subject to the impairment testing provisions of SFAS 142. Impairment testing of previously identified long-term customer-relationship intangible assets will be subject to the impairment testing provisions of SFAS 144. Provisions of this statement are effective for acquisitions incurred on or after October 1, 2002. Provisions related to the accounting for impairment or disposal of certain long-term customer-relationship intangible assets and transition provisions for previously recognized unidentified intangible assets were effective on October 1, 2002. The impact of adopting this standard was immaterial.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. In the normal course of business, RBC Centura enters into various agreements that contain features that meet the FIN 45 definition of a guarantee. RBC Centura also enters into other guarantees, such as with respect to the EBI Capital Cumulative Trust Preferred Securities. FIN 45 defines a guarantee to be a contract that contingently requires payments be made (either in cash, financial instruments, other assets, shares of our stock or provision of services) to a third party based on changes in an underlying that is related to an asset, a liability or an equity security of the related party. RBC Centura has various contractual relationships and responsibilities meeting this definition, including standby letters of credit, guarantees on trust preferred securities of subsidiaries and indemnification provisions associated with branch sale agreements. See Note 17 of the Notes to Consolidated Financial Statements for further disclosure concerning these arrangements. The impact of adopting this standard was immaterial.

On January 17, 2003, the FASB issued FIN 46 Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51—Consolidated Financial Statements to those entities (defined as “Variable Interest Entities” or VIEs) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires consolidation of VIEs by the Primary Beneficiary. The Primary Beneficiary is defined as the party who has exposure to the majority of the expected losses and/or expected residual returns of the VIE. This interpretation applies immediately to all VIEs created after January 31, 2003, and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. RBC Centura is still in the process of assessing the effect of FIN 46.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 — OTHER COMPREHENSIVE INCOME OR LOSS

The components of other comprehensive income or loss are summarized below for the years ended December 31:

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	After-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(thousands)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	$92,406	$(36,509)	$55,897	$56,788	$(21,990)	$34,798
Less: Reclassification for realized gains (losses)	10,818	(4,237)	6,581	8,003	(3,127)	4,876

Unrealized gains (losses), net of reclassification	81,588	(32,272)	49,316	48,785	(18,863)	29,922
Losses on derivatives designated as Cash flow hedges	(23,636)	9,334	(14,302)	—	—	—
Minimum pension liability adjustment	(13,305)	5,254	(8,051)	—	—	—

Other comprehensive income (loss)	$44,647	$(17,684)	$26,963	$48,785	$(18,863)	$29,922

	Year Ended December 31, 2000
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(thousands)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	$2,993	$(1,191)	$1,802
Less: Reclassification for realized gains (losses)	(750)	263	(487)

Unrealized gains (losses), net of reclassification	3,743	(1,454)	2,289

Other comprehensive income (loss)	$3,743	$(1,454)	$2,289

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES

As discussed in Note 1 of the Notes to Consolidated Financial Statements, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, a Canadian chartered bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. The value of the transaction was approximately $2.2 billion and the business combination was accounted for as a purchase with Royal Bank’s basis being “pushed down” to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura’s tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which are being amortized over the average life of the respective instruments. The respective discounts and premiums will be fully amortized by the third quarter of 2006.

In connection with the acquisition by Royal Bank, RBC Centura recorded $1.2 billion and $259.1 million in goodwill and core deposit intangibles, respectively. Goodwill was assigned a life of 20 years while the core deposit intangible has been assigned a life of 10 years. Under new accounting guidance discussed in Note 1 of the Notes to Consolidated Financial Statements, goodwill is considered to have an indefinite life. Amortization was therefore discontinued beginning in January of 2002 and goodwill is now subject to impairment evaluation at least annually.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES—Continued

RBC Centura consummated the following mergers, acquisitions and divestitures during 2002, 2001, and 2000:

	Acquisition/ Divestiture Date	Assets	Loans	Deposits	Shares Issued in Acquisitions
	(millions, except shares)
Acquisitions accounted for as purchases:
Eagle Bancshares, Inc. (“Eagle”), Tucker, GA	7/22/02	$1,256	$697.1	$829.7	—
Divestitures:
Seven RBC Centura Branches, North Carolina and South Carolina	10/01/02 - 12/31/02	$(17.1)	$(17.1)	$(85.2)	—

For combinations accounted for in a manner similar to pooling-of-interests method, all financial data previously reported prior to the date of merger has been restated as though the entities had been combined for the periods presented. For acquisitions accounted for under the purchase method, the financial position and results of operations of each entity were not included in the consolidated financial statements until the consummation date of the transaction.

Acquisitions Accounted for as Purchases

On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle to expand RBC Centura’s coverage in the state of Georgia. The results of Eagle’s operations have been included in the Consolidated Financial Statements since that date. The cash consideration paid with respect to the acquisition amounted to approximately $148.7 million. As a result of the application of purchase accounting, RBC Centura recorded a premium of $10.1 million on the loan portfolio, a discount of $8.0 million on deposits and a discount of $16.9 million on long-term debt, which are being amortized over the average life of the respective instruments. The respective discounts and premiums will be fully amortized by the end of third quarter 2006. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14.2 million and a noncompete agreement valued at $1.5 million, with the residual of approximately $86.4 million allocated to goodwill. The goodwill is not tax-deductible. The core deposit intangible is based on its estimated fair value and is amortized on a straight-line basis over the estimated useful life of ten years. As noted on the Consolidated Statements of Operations, RBC Centura expensed $3.8 million in systems integration costs and customer notification activities. EBI Capital, a wholly-owned subsidiary of Eagle had $28.8 million outstanding in Trust Preferred Securities as of December 31, 2002. As part of the Eagle acquisition, the Bank assumed the guarantee by Eagle and RBC Centura provided an additional guarantee of the Trust Preferred Securities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Eagle acquisition.

July 22, 2002
(thousands)
Cash	$192,835
Investment securities	190,276
Loans	697,083
Mortgage loans held for sale	12,449
Goodwill	86,427
Intangible assets	15,738
Other assets	60,927

Total assets acquired	1,255,735

Deposits	829,661
Borrowed funds	209,055
Long-term debt	45,646
Other liabilities	22,670

Total liabilities assumed	1,107,032

Net assets acquired	$148,703

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES—Continued

Pro forma financial information has been included to present the combined results of operations for the years ended December 31, 2001 and 2002 as if RBC Centura was combined with Eagle for all periods presented.

STATEMENTS OF OPERATIONS

	Pro forma RBC Centura	Pro forma RBC Centura
	Year ended December 31, 2001	Year ended December 31, 2002
	(thousands)
Net interest income	$288,132	$452,609
Provision for loan losses	27,928	56,792

Net interest income after provision for loan losses	260,204	395,817
Noninterest income	112,685	164,964
Securities gains, net	8,003	15,288
Merger-related and other significant charges	38,629	3,777
Noninterest expense	334,439	442,717

Income before income taxes	7,824	129,575
Income tax expense	11,700	39,452

Net income	$(3,876)	$90,123

Mergers Accounted for in a manner similar to Pooling-of-Interests

During 2001, prior to the acquisition of Predecessor by Royal Bank, SFNB recorded a restructuring charge of approximately $38.6 million. In conjunction with the restructuring substantially all of the employees of SFNB were terminated and SFNB conducted a balance sheet review that identified assets whose carrying amounts were not recoverable. As a result of the review, $29.1 million of the total $38.6 million restructuring charge was recorded in asset impairment charges. These charges include the write-off of goodwill of $1.9 million (due to SFNB’s restructuring of its Internet banking platform) and the write-off of unamortized software costs and equipment of $27.2 million (for capitalized costs associated with projects that were subsequently abandoned due to the merger). The majority of the remaining components of the $38.6 million restructuring charge were severance and employee related costs of $7.2 million.

Divestitures

During the three months ended December 31, 2002, RBC Centura completed sales of seven branches to five different banks. These sales involved the transfer by RBC Centura of $17.1 million in loans and the assumption of $85.2 million in deposits by the acquiring entities. Core deposit intangibles of $2.5 million were written off as part of these sales and were included in the determination of the related gain, which amounted to $4.9 million.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — INVESTMENT SECURITIES

A summary of investment securities by type at December 31 follows:

	2002				2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held to maturity:
Mortgage-backed securities	$16,632	$317	$2	$16,947	$—	$—	$—	$—

Total held to maturity	$16,632	$317	$2	$16,947	$—	$—	$—	$—

Available for sale:
U.S. Treasury	$—	$—	$—	$—	$81,573	$532	$—	$82,105
U.S. government agencies and corporations	924,953	52,001	—	976,954	888,166	24,309	1,805	910,670
Mortgage-backed securities	3,088,311	52,775	1,634	3,139,452	2,135,481	24,337	5,538	2,154,280
Asset-backed securities	124,425	14,925	—	139,350	126,639	3,121	—	129,760
State and municipal	88	—	—	88	35,369	41	12	35,398
Common stock	184,047	—	179	183,868	141,591	—	11	141,580
Other securities	346,114	12,809	505	358,418	341,139	7,325	3,368	345,096

Total available for sale	$4,667,938	$132,510	$2,318	$4,798,130	$3,749,958	$59,665	$10,734	$3,798,889

The following is a summary of investment securities by contractual maturity at December 31, 2002:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(thousands)
Due in one year or less	$—	$—	$375,797	$379,876
Due after one year through five years	—	—	712,992	763,789
Due after five years through ten years	—	—	29,356	32,902
Due after ten years	—	—	153,010	158,893
Mortgage-backed and asset-backed securities	16,632	16,947	3,212,736	3,278,802
Common stock	—	—	184,047	183,868

Total	$16,632	$16,947	$4,667,938	$4,798,130

As a result of the application of purchase accounting, a premium of $11.6 million was associated with the investment portfolio as of June 6, 2001, which was recorded as a fair value adjustment and is being amortized based on the effective yield method over the remaining life of the securities. In connection with the acquisition by Royal Bank, RBC Centura transferred approximately $44.0 million of investment securities from the held to maturity portfolio to available for sale in order to align RBC Centura’s interest rate risk position and credit risk policy with those of Royal Bank.

At December 31, 2002 and 2001, investment securities with book values of approximately $2.3 billion and $1.5 billion, respectively, were pledged to secure public funds on deposit and for other purposes required by law or contractual arrangements. Securities collateralized in repurchase agreements as set forth in Note 11 of the Notes to Consolidated Financial Statements have been transferred to a third party or are maintained in segregated accounts.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — INVESTMENT SECURITIES—Continued

During 2002, the sale of securities generated gross realized gains and losses of $15.8 million and $5.0 million, respectively. Gross realized gains of $8.9 million were realized during 2001 and gross realized losses of $915,000 and $750,000 were realized during 2001 and 2000, respectively.

During the fourth quarter of 2000, prior to the acquisition of Predecessor by Royal Bank, Predecessor sold a portion of its residential mortgage loans servicing released to FGHE, and such loans were included in a securitization transaction whereby Predecessor received a retained interest as part of the proceeds from the loan sale. The amount of the retained interests (based on the allocation of the previous carrying amounts) recorded on the date of sale amounted to $12.6 million. The fair value of the retained interest at December 31, 2002 and December 31, 2001 amounted to $2.7 million and $6.2 million, respectively. As of the valuation date of December 31, 2002, the prepayment speed utilized to measure the retained interests was 20 CPR (“conditional prepayment rate”) for approximately 73 percent of the portfolio securitized and 25 CPR for the remaining 27 percent of the portfolio. Other key economic assumptions used to measure the retained interests as of December 31, 2002 were:

Weighted-average life	3.0 years
Expected credit losses	Ranging between 0.15% and 20.0% per year
Residual cash flows discount rate	16.0%

RBC Centura performed a shock analysis upon the value of the retained interest to identify the impact upon the valuation of the residual of a 10 and a 20 percent adverse change in the assumptions used for prepayment speed, expected credit losses, and the discount rate. These changes were determined not to have a material impact upon the carrying value of the retained interest.

NOTE 5 — LOANS

As a result of the application of purchase accounting, a premium of $70.8 million was associated with the loan portfolio as of June 6, 2001, which was recorded as a fair value adjustment and is being amortized on a straight line basis over the average life of the loans. Similarly, a premium of $10.1 million was recorded on July 22, 2002 as a fair value adjustment to the loan portfolio acquired in the Eagle acquisition. Most of RBC Centura’s loans are with customers located in North Carolina, South Carolina, Georgia, Florida and Virginia. The following table summarizes the loan portfolio based on underlying collateral.

	2002	2001
	(thousands)
Commercial, financial, and agricultural	$2,313,895	$2,209,518
Consumer	504,917	567,287
Real estate—mortgage	3,957,249	3,626,872
Real estate—construction and land development	940,509	1,065,979
Leases	154,980	193,962
Other	135,079	119,765

Total loans, net of unearned income	$8,006,629	$7,783,383

Included in the above:
Nonaccrual loans	$84,988	$67,615
Accruing loans past due ninety days or more	10,005	10,410

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 2002, 2001 and 2000 amounted to $5.0 billion, $965.4 million and $2.9 billion, respectively.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 — LOANS—Continued

For the years ended December 31, 2002, and 2001, the interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms amounted to approximately $4.0 million and $2.8 million, respectively. Interest income on all such loans included in the results of operations amounted to approximately $1.6 million and $960,000 during 2002 and 2001, respectively. Nonaccrual loans were insignificant for the year ended December 31, 2000.

The Bank makes loans to executive officers and directors of RBC Centura and the Bank and to their associates. It is management’s opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
AFLL at beginning of year	$103,828	$1,515	$1,003
AFLL related to merger with RBC Centura	—	103,044	—
AFLL related to loans transferred or sold	(202)	(549)	—
AFLL for acquired loans	12,053	—	—
Provision for loan losses	42,986	25,643	1,594
Charge-offs	(44,879)	(30,681)	(1,237)
Recoveries on loans previously charged-off	7,014	4,856	155

Net Charge-offs	(37,865)	(25,825)	(1,082)

AFLL at end of year	$120,800	$103,828	$1,515

The following tables summarize individually impaired loan information as of December 31:

	2002	2001
	(thousands)
Individually impaired loans with related allowance	$19,526	$27,387
Individually impaired loans with no related allowance	24,734	13,558

Total individually impaired loans	$44,260	$40,945

Allowance on individually impaired loans	$6,416	$7,022

	2002	2001	2000
	(thousands)
Cash basis interest income	$288	$83	—
Average impaired loan balance	50,630	22,318	—

The average balance of nonaccruing and impaired loans for the year ended December 31, 2000 was insignificant.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS 142, no goodwill amortization was recorded for the year ended December 31, 2002. RBC Centura recognized $35.9 million in goodwill amortization expense for the year ended December 31, 2001. Excluding goodwill amortization, RBC Centura would have recognized net income of $30.2 million the year ending December 31, 2001. The changes in the carrying amounts of goodwill for the years ended December 31, 2002 and 2001 are as follows:

(thousands)
Balance, January 1, 2001	$1,964
Write-off of goodwill	(1,964)
Acquired goodwill	1,239,896
Amortization expense	35,878

Balance, December 31, 2001	1,204,018
Acquired goodwill	86,427
Final goodwill adjustments	2,890

Balance, December 31, 2002	$1,293,335

At December 31, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $276.8 million and $43.7 million, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $264.1 million and $15.7 million, respectively. Amortization expense on core deposits and other intangibles was $28.4 million for the year ended December 31, 2002 and $15.7 million for the year ended December 31, 2001. RBC Centura estimates that aggregate amortization expense (exclusive of that for mortgage servicing rights) will be $28.9 million for 2003, $28.3 million for 2004, $28.3 million for 2005, $27.7 million for 2006, and $27.3 million for 2007.

NOTE 8 — MORTGAGE SERVICING RIGHTS

A summary of capitalized MSRs follows:

	Year ended December 31, 2002	Year ended December 31, 2001
Balance at beginning of period	$12,971	$—
Acquired in merger with RBC Centura Purchase price premium amortization	— (696)	8,228 (260)
MSRs capitalized	14,560	6,676
MSRs amortized	(3,851)	(1,673)
Valuation allowance recorded	(2,048)	—

Balance at end of period	$20,936	$12,971

As part of the application of purchase accounting, the $8.2 million capitalized MSR balance acquired in the reverse acquisition reflected a fair value adjustment premium of $1.3 million that is being amortized based on the rate at which the underlying mortgage loans paydown. A valuation allowance of $2.0 million was required for capitalized MSRs at December 31, 2002 due to increased prepayment speeds resulting from the low interest rate environment. No valuation allowance was required at December 31, 2001.

RBC Centura uses a discounted cash flow model, in conjunction with certain assumptions and estimates, to determine the fair value of capitalized MSRs. The key economic assumptions are as follows:

Weighted average life	5.3 years
Prepayment speed	15.2% annual
Discount rate	8.9%
Expected credit losses	1.5%

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 — MORTGAGE SERVICING RIGHTS—Continued

At December 31, 2002, the sensitivity of the current fair value of the capitalized MSRs to immediate 10% and 20% adverse changes in key economic assumptions are presented below.

(Dollars in millions)
Fair value of capitalized MSRs	$21.6
Discount rate (annual rate)	8.9%
Decline in fair value of 10% adverse change	$0.7
Decline in fair value of 20% adverse change	$1.3
Prepayment speed (annual rate)	15.2%
Decline in fair value of 10% adverse change	$1.1
Decline in fair value of 20% adverse change	$2.0
Expected credit losses (annual rate)	1.5%
Decline in fair value of 10% adverse change	$0.2
Decline in fair value of 20% adverse change	$0.4

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the capitalized MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in change in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the effect of the change.

NOTE 9 — PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2002	2001
	(thousands)
Land	$30,113	$25,042
Buildings	106,000	96,840
Buildings and equipment under capital lease	1,577	2,017
Leasehold improvements	32,600	29,278
Furniture, fixtures and equipment	155,484	151,939
Construction in progress	16,684	10,294

Total	342,458	315,410
Less: accumulated depreciation and amortization	167,928	151,272

Total premises and equipment	$174,530	$164,138

Depreciation and amortization on premises and equipment, included in operating expenses, amounted to $21.5 million, $17.0 million and $7.9 million in 2002, 2001 and 2000, respectively.

RBC Centura is obligated under a number of noncancelable operating leases for banking premises with termination dates that extend up to fifteen years. RBC Centura is also obligated under short-term equipment leases, which are generally cancelable upon thirty to ninety days written notice. Most of the leases for bank premises provide that RBC Centura pay taxes, maintenance, insurance, and other expenses. It is expected that in the normal course of business, leases that expire will be renewed or replaced by other leases.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 — PREMISES AND EQUIPMENT—Continued

At December 31, 2002, future minimum lease payments under noncancelable operating leases were as follows (thousands):

2003	$10,217
2004	8,492
2005	6,980
2006	6,105
2007	5,163
Thereafter	35,982

Total minimum lease payments	$72,939

NOTE 10 — DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits were (thousands):

2003	$2,142,875
2004	611,904
2005	212,963
2006	78,495
2007 and thereafter	199,249

Total time deposits	$3,245,486

NOTE 11 — BORROWED FUNDS

At December 31, borrowed funds consisted of the following:

	2002	2001
	(thousands)
Federal funds purchased and securities sold under agreements to repurchase	$1,592,231	$1,404,242
Master notes	445,768	369,742
Federal Home Loan Bank (“FHLB”) Advances	75,000	—
U.S. Treasury demand note	39,800	51,081
Other	5,000	5,000

Total borrowed funds	$2,157,799	$1,830,065

At December 31, 2002, the Bank had $4.1 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to five months. Outstanding repurchase agreements mature overnight. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by RBC Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank’s U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

At December 31, 2002, $25.0 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to RBC Centura to provide for general liquidity needs. The rate on this line was 1.69 percent at year-end. This line is renewed on an annual basis.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — BORROWED FUNDS—Continued

The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase:

	2002	2001	2000
	(thousands)
Federal Funds Purchased and Securities Sold Under Agreements To Repurchase:
Amount outstanding at December 31	$1,592,231	$1,404,242	—
Average outstanding balance	1,615,916	863,522	—
Highest balance at any month-end	1,943,194	1,837,594	—
Interest expense	27,010	27,366	—

Approximate Weighted-Average Interest Rate:
During the year	1.67%	3.17%	—
End of year	1.20	1.49	—

NOTE 12 — LONG-TERM DEBT

As a result of the application of purchase accounting, a discount of $5.5 million was associated with long-term debt at June 6, 2001 that had been recorded as a fair value adjustment to long-term debt and is being amortized on a straight line basis over the average life of the debt. Similarly, a discount of $16.9 million was recorded on July 22, 2002 as a fair value adjustment to the long- term debt acquired in the Eagle acquisition.

Long-term debt consisted of the following at December 31:

	2002	2001
	(thousands)
FHLB advances	$2,057,894	$1,424,748
Notes held by an affiliate	650,000	500,000
Capital securities	151,405	120,219
Bank notes	120,574	119,884
Obligations under capitalized leases	322	504
Other	10,771	—

Total long-term debt	$2,990,966	$2,165,355

RBC Centura’s maximum borrowing capacity with the FHLB is limited to 21 percent of the Bank’s total assets. At December 31, 2002, advances from the FHLB amounted to $2.1 billion, substantially all of which was classified as long-term debt. At December 31, 2002, FHLB advances had maturities of up to 17 years with interest rates ranging between 1.0 percent and 6.9 percent. At December 31, 2001, FHLB advances had maturities of up to 18 years with interest rates ranging between 1.0 percent and 7.0 percent. RBC Centura has a blanket collateral agreement with the FHLB whereby RBC Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, RBC Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 2002 and 2001, RBC Centura owned 1,060,274 shares and 705,177 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to RBC Centura by the FHLB.

In September of 2001, RBC Centura issued $500.0 million in subordinated debentures to RBUS, LLC, an Illinois limited liability company and an indirect subsidiary of Royal Bank. The note is LIBOR based, subordinated debt and is due to mature in September of 2006. The interest rate on these subordinated debentures was 1.745 percent and 2.35 percent, respectively, as of December 31, 2002 and 2001. RBC Centura recorded $10.9 million and $5.2 million, respectively, in interest expense during 2002 and 2001.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 — LONG-TERM DEBT—Continued

In September 2002, RBC Centura issued a $150.0 million term note to Royal Bank. The note is LIBOR based with a 10 year term. The interest rate on this note was 1.905 percent at December 31, 2002. In connection with this funding, RBC Centura recorded $1.0 million in interest expense for the year ended December 31, 2002.

In June 1997, CCTI, a wholly-owned statutory business trust of RBC Centura, issued $100.0 million of capital securities maturing June 2027 bearing an interest rate of 8.845 percent. CCTI also issued $3.1 million of common securities to Predecessor. CCTI invested the proceeds of $103.1 million, generated from the capital securities and common securities issuances, in 8.845 percent junior subordinated deferrable interest debentures (“junior debentures”) issued by Predecessor, which upon consolidation are eliminated. The junior debentures, with a maturity date in June 2027, are the primary assets of CCTI. With respect to the capital securities, RBC Centura has irrevocably and unconditionally guaranteed CCTI’s obligations.

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

As discussed in Note 3 of the Notes to Consolidated Financial Statements, EBI Capital, a statutory business trust that was a wholly-owned subsidiary of Eagle prior to the merger of Eagle into the Bank, had $28.8 million in Trust Preferred Securities outstanding as of December 31, 2002 with a maturity date of September 30, 2028. As part of the Eagle acquisition, the Bank assumed the guarantee of Eagle and RBC Centura provided an additional guarantee of these Trust Preferred Securities.

The trust preferred capital securities discussed above are included in tier 1 capital for regulatory capital adequacy requirements.

The Bank has the ability to issue debt up to a maximum of $1.0 billion under an offering by the Bank to institutional investors of unsecured bank notes that have maturities that can range from 30 days and beyond from the date of issue. Each bank note is a direct, unconditional, and unsecured general obligation solely of the Bank and is not an obligation of or guaranteed by RBC Centura. Interest rate and maturity terms are negotiated between the Bank and the purchaser, within certain parameters set forth in an offering circular. As of December 31, 2002 and 2001, there were $125.0 million of 6.5 percent, 10 year subordinated bank notes outstanding. The associated purchase accounting discounts were $4.4 million and $5.1 million, respectively, as of December 31, 2002 and 2001.

At December 31, 2002, maturities of long-term debt were as follows (thousands):

2003	$30,942
2004	408,356
2005	757,041
2006	615,158
2007	26
Thereafter	1,179,443

Total	$2,990,966

NOTE 13 — BENEFIT PLANS

RBC Centura sponsors a noncontributory, qualified defined benefit pension plan (the “Pension Plan”), a postretirement benefit plan, and defined contribution plans (401(k)) for the benefit of its employees. RBC Centura also sponsors other nonqualified pension plans primary among which is an Omnibus Supplemental Executive Retirement Plan (“SERP”) that provides various officers with certain benefits in excess of RBC Centura’s standard pension plan.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — BENEFIT PLANS—Continued

The Pension Plan, which was previously maintained by Predecessor, was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain “grandfather” rules. As of April 30, 2001, no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan are allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

In association with the acquisition of Eagle, discussed in Note 3 of the Notes to Consolidated Financial Statements, RBC Centura acquired a nonqualified pension plan established for the benefit of Eagle Directors (the “Eagle Directors’ Retirement Plan”). Participants under the Eagle Directors’ Retirement Plan now receive a benefit in the form of a monthly annuity until death, by virtue of the fact that they are no longer Directors upon Eagle being acquired by RBC Centura.

The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31. Activity is presented beginning at June 6, 2001, the date at which the reverse acquisition of Predecessor by SFNB occurred.

	Allocated Pension Plan Benefits		Postretirement Benefits		Nonqualified Pension Plans
	1/01/2002- 12/31/2002	6/06/2001- 12/31/2001	1/01/2002- 12/31/2002	6/06/2001- 12/31/2001	1/01/2002- 12/31/2002	6/06/2001- 12/31/2001
			(thousands)
Reconciliation of Benefit Obligation
Net benefit obligation at beginning of period	$40,794	$42,157	$7,206	$6,845	$29,126	$27,836
Adjustment for purchase accounting entry June 5, 2001	—	—	—	—	4,620	—
Adjustment to expense from June 3 through December 31, 2001	—	—	—	—	(742)	—
Service cost	1,044	446	374	167	946	1,026
Interest cost	3,056	1,317	486	288	2,456	1,153
Transfers from First Southern Plan	—	—	—	—	248	—
Plan amendments	—	40	25	—	344	—
Plan acquisitions	—	—	—	—	1,370	—
Actuarial loss/(gain)	3,802	(1,101)	17	102	2,466	(520)
Benefits paid	(4,863)	(2,065)	(339)	(196)	(1,297)	(369)

Net benefit obligation at end of period	$43,833	$40,794	$7,769	$7,206	$39,537	$29,126

Reconciliation of Fair Value of Plan Assets*
Fair value at beginning of period	$28,462	$34,655	$—	$—	$—	$—
Actual return on plan assets	(4,460)	(4,253)	—	—	—	—
Employer contributions	—	125	339	196	1,297	369
Benefits paid	(4,863)	(2,065)	(339)	(196)	(1,297)	(369)

Fair value at end of period	$19,139	$28,462	$—	$—	$—	$—

Funded Status
Funded status, December 31	$(24,694)	$(12,332)	$(7,769)	$(7,206)	$(39,537)	$(29,126)
Unrecognized prior service cost	29	40	25	—	—	—
Unrecognized actuarial loss/(gain)	14,254	3,753	119	102	1,946	(520)

Net amount recognized	$(10,411)	$(8,539)	$(7,625)	$(7,104)	$(37,591)	$(29,646)

*	The assets of the qualified pension plan are invested primarily in mutual funds and corporate bonds and debentures.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — BENEFIT PLANS—Continued

The following table sets forth amounts recognized in the Consolidated Financial Statements for the years ended December 31:

	Allocated Pension Plan Benefits		Postretirement Benefits		Nonqualified Pension Plans
	1/01/2002- 12/31/2002	6/06/2001- 12/31/2001	1/01/2002- 12/31/2002	1/01/2002- 12/31/2002	6/06/2001- 12/31/2001	1/01/2002- 12/31/2002
	(thousands)
Accrued benefit liability	$(23,746)	$(8,539)	$(7,625)	$(7,104)	$(37,591)	$(29,646)
Accumulated other comprehensive income	13,306	—	—	—	—	—
Intangible asset	29	—	—	—	—	—

Net amount recognized	$(10,411)	$(8,539)	$(7,625)	$(7,104)	$(37,591)	$(29,646)

The components of net periodic pension cost for the years ended December 31 are as follows:

	Pension Plan Benefits			Postretirement Benefits			Nonqualified Pension Plans
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(thousands)
Service cost	$1,044	$446	$—	$374	$167	$—	$946	$1,026	$—
Interest cost	3,056	1,317	—	486	288	—	2,456	1,153	—
Adjustment to expense from June 5 through December 31, 2001	—	—	—	—	—	—	(742)	—	.—
Expected return on assets	(2,239)	(1,301)	—	—	—	—	—	—	—
Curtailment charge Amortization of:	—	700	—	—	—	—	—	—	—
Prior service cost	11	—	—	—	—	—	344	—	—

Net periodic benefit cost	$1,872	$1,162	$—	$860	$455	$—	$3,004	$2,179	$—

In accounting for the above plans, the following assumptions were used:

	Pension Plan Benefits					Postretirement Benefits					Nonqualified Pension Plans
	2002		2001		2000	2002		2001		2000	2002		2001		2000
	(thousands)
Weighted-average discount rate	6.75%		7.25%		—	6.75%		7.25%		—	6.75%		7.25%		—
Expected return on plan assets	7.00		9.00		—	—		—		—	—		—		—
Rate of compensation increase	(b	)	(b	)	—	4.00		5.50		—	4.00	(c)	5.50	(c)	—
Assumed health care cost trend rate	—		—		—	13.00	(a)	10.00	(d)	—	—		—		—

(a)	A 13% annual rate of increase was assumed for 2002 with the rate gradually decreasing to 5% in 2009 and remaining level thereafter.
(b)	Age-weighted
(c)	N/A for Eagle Directors’ Retirement Plan
(d)	A 10% annual rate of increase was assumed for 2001 with the rate gradually decreasing to 5% in 2006 and remaining level thereafter.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — BENEFIT PLANS—Continued

The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:

	1% Increase	1% Decrease
	(thousands)
Effect on:
Service and interest cost components of net periodic postretirement benefit cost	$—	$—
Accumulated postretirement benefit obligation	2	(2)

In addition to the expense incurred with the above plans, RBC Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:

	2002	2001	2000
	(thousands)
401(k) plans	$5,696	$3,330	$171

NOTE 14 — SHAREHOLDER’S EQUITY

In connection with the acquisition of Predecessor by Royal Bank all shares of Predecessor were converted into 1.684 common shares of Royal Bank. The value of the transaction amounted to $2.2 billion and resulted in a corresponding increase to the shareholder’s equity balance at the close of business on June 5, 2001, the date upon which the acquisition took place.

At December 31, 2002, other comprehensive income included a loss of $14.3 million related to RBC Centura’s cash flow hedges, $79.3 million of net unrealized gains on AFS securities and $8.1 million recorded to supplement RBC Centura’s minimum pension liability. At December 31, 2001 other comprehensive income reflected $30.0 million in net unrealized gains on AFS securities.

NOTE 15 — OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(thousands)
Marketing, advertising, and public relations	$11,510	$4,392	$1,440
Stationary, printing, and supplies	6,421	3,809	140
Postage	4,273	2,563	131
Telephone	11,380	7,372	632
FDIC insurance	1,431	844	48
Fees for outsourced services	20,014	15,667	4,142
Legal and professional fees	15,688	12,381	11,159
Other administrative	11,364	6,749	577
Other	26,180	21,396	6,058

Total other operating expense	$108,261	$75,173	$24,327

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(thousands)
Current:
Federal	$19,517	$25,567	$(6,373)
State	2,446	202	—

	21,963	25,769	(6,373)
Deferred:
Federal	24,031	(15,762)	(14,354)
State	(1,772)	1,241	(1,126)

	22,259	(14,521)	(15,480)

Total income tax expense (benefit)	$44,222	$11,248	$(21,853)

Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Federal statutory rate	35.00%	35.00%	35.00%
Non-taxable income	(4.63)	(62.03)	—
Acquisition adjustments, net	.02	228.77	—
State income tax, net of federal benefit	.30	(48.29)	1.43
Valuation allowance	—	65.05	5.63
Other, net	(.09)	(16.16)	.75

Effective tax rate	30.60%	202.34%	42.81%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are summarized as follows:

	2002	2001
	(thousands)
Deferred Tax Assets:
AFLL	$46,206	$40,413
Other reserves	12,908	15,575
Deferred compensation	43,581	33,825
Other assets	22,651	40,578

Subtotal	125,346	130,391
Deferred tax asset valuation allowance	(6,359)	(6,359)
Gross deferred tax assets	118,987	124,032

Deferred Tax Liabilities:
Premises and equipment	7,199	(3,405)
Deposits	65,047	69,022
Investment securities	13,663	10,447
Leasing activities	87,639	80,474
Lending activities	10,035	19,997
Other liabilities	11,945	13,273
Net unrealized investment securities gains	50,911	18,988

Gross deferred tax liabilities	246,439	208,796

Net deferred tax liability	$(127,452)	$(84,764)

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — INCOME TAXES—Continued

A valuation allowance for deferred tax assets has been recorded in the amount of $6.4 million as of December 31, 2002 and 2001. Management has determined that it is more likely than not that the state net operating losses will not be fully realized. During 2002, the deferred tax liability was decreased by the amount of $11.5 million due to acquisitions and increased by $31.9 million due to fair value adjustments under SFAS 115 for securities available for sale.

NOTE 17 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Derivatives

RBC Centura enters into various contractual relationships to sell conforming residential mortgages to reduce the Bank’s exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale (“MLHFS”) and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. During 2002, the Bank established a best efforts contractual relationship with RBC Mortgage, an entity under the common control of Royal Bank, whereby RBC Mortgage agreed to purchase conforming residential mortgages originated by RBC Centura (“best effort locks”). At December 31, 2002 the Bank had best effort locks with RBC Mortgage totaling $157.0 million. The value of these locks was approximately $840,000 at December 31, 2002 and was recorded in other assets. During 2001, RBC Centura entered into forward commitments directly with investors for the sale of conforming residential mortgages. At December 31, 2001 the Bank had forward commitments totaling $115.0 million outstanding. These forward commitments have been determined to be derivatives under SFAS 133 and therefore recorded on the balance sheet at fair value. The value of these commitments was $1.1 million at December 31, 2001 and was recorded in other assets. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $290.5 million and $144.5 million at December 31, 2002 and 2001, respectively. The market value of pipeline loans which management intends to sell is recorded on the balance sheet in accordance with SFAS 133. Pipeline loans are valued at fair value, which amounted to $840,000 and $643,000 at December 31, 2002 and December 31, 2001, respectively and was recorded within other liabilities.

In connection with its asset/liability management program, RBC Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. RBC Centura does not trade the instruments, and RBC Centura’s policy governing the use of these instruments, as approved by RBC Centura’s Board of Directors, does not contemplate speculation of any kind. It is not management’s intent to enter into any speculative transactions.

Interest rate swap agreements are derivative contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period of time. RBC Centura utilizes these contracts in a number of ways to manage its exposure to changes in interest rates. RBC Centura’s fair value hedging strategy involves entering into interest rate swaps to convert its commercial loan and fixed rate funding exposure to a floating rate. For the year ended December 31, 2002 and December 31, 2001 RBC Centura recorded $696,000 and $84,000, respectively, in expense related to the ineffective portion of its hedging instruments. This expense is reflected in other noninterest income.

RBC Centura’s cash flow hedging strategy involves the use of interest rate swaps to convert floating rate funding to fixed rates. Approximately $623.0 million of RBC Centura’s floating rate debt was designated as the hedged items to interest rate swaps at December 31, 2002. For the year ended December 31, 2002, RBC Centura recognized expense in the net interest margin of $3.9 million related to cash payments and expense accrued for interest rate swaps accounted for as cash flow hedges. At December 31, 2002 RBC Centura had a $14.3 million loss included in other comprehensive income resulting from its cash flow hedges. RBC Centura also enters into certain derivative contracts in a dealer capacity as a service for customers. Where contracts have been created for customers, RBC Centura enters into offsetting positions to eliminate the risk exposure.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES—Continued

Interest rate swap agreements are summarized below:

	2002		2001
	Notional Amount	Estimated Fair Value Gain/(Loss)	Notional Amount	Estimated Fair Value Gain/(Loss)
	(Thousands)
Corporation pays fixed/receives variable	$686,581	$(30,521)	$150,205	$(4,763)
Corporation pays variable/receives fixed	177,449	10,714	70,570	2,814

Total interest rate swaps	$864,030	$(19,807)	$220,775	$(1,949)

Swaps are carried on the balance sheet as components of other assets and other liabilities.

RBC Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 2002 and 2001, RBC Centura had no open financial futures contracts or exchange-traded options on financial futures contracts.

The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default (“credit risk”), the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party (“market risk”), and the risk that amounts due to RBC Centura previously reflected in the Consolidated Balance Sheets may not be received as a result of the default. As of December 31, 2002, substantially all of RBC Centura’s derivative financial instruments have been entered into with its parent company, Royal Bank, one of North America’s largest diversified financial services companies. As such, RBC Centura does not currently anticipate nonperformance by the counterparty. Additionally, to mitigate credit risks, RBC Centura’s derivative contracts are generally governed by master netting agreements and, where appropriate, RBC Centura may obtain collateral in the form of rights to securities. The master netting agreements provide for net settlement of covered contracts with the same counterparty in the event of default by the other party.

Standby Letters of Credit, Commitments and Off-Balance Sheet Risk

In the normal course of business, RBC Centura may participate in various financial instruments with off-balance sheet risk in order to satisfy the financing needs of its borrowers and to manage its exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit. In addition, RBC Centura also provides certain guarantees in association with branch sale agreements.

At both December 31, 2002 and 2001, RBC Centura had commitments to extend credit of $3.0 billion. With the exception of commitments to originate residential mortgage loans which are discussed above, these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value under existing accounting guidance.

Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to RBC Centura’s standard credit approval and monitoring process. RBC Centura’s exposure to credit risk is represented by the contractual amount of the commitment to extend credit. In the opinion of management, there are no material commitments to extend credit that represent unusual risks. See the derivatives section above for discussion of commitments to extend credit to mortgage borrowers.

At December 31, 2002 and 2001, RBC Centura had standby letters of credit of $188.2 million and $147.1 million, respectively, which represents the maximum amount of potential future funding. Standby letters of credit are conditional commitments issued by RBC Centura to guarantee the performance of a customer to a third party. The risks and credit

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES—Continued

approval process involved in issuing standby letters of credit are essentially the same as that involved in commitments to extend credit. The term of these guarantees is equal to the term of the related debt and ranges from six months to five years with most maturing within a one year period.

RBC Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income producing assets. If these commitments are drawn, RBC Centura will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

RBC Centura invests in certain low income housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. RBC Centura typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. RBC Centura’s outstanding commitments to fund low income housing investments totaled $26.1 million and $20.0 million at December 31, 2002 and 2001, respectively.

In association with branch sale agreements, RBC Centura is also subject to some provisions requiring that the purchasers be compensated for certain costs that may result from certain future financial events such as the resolution of contingent liabilities relating to the disposed branches, environmental assessments or the indemnification of the purchaser against potential future losses as a result of changes in laws and regulations or in the event of an adverse interpretation of such laws and regulations and as a result of litigation that may be suffered by the purchaser as a result of the transaction. These guarantees may extend for an unspecified period of time and may not be limited as to maximum potential amount. The nature of the indemnification agreements prevents RBC Centura from making a reasonable estimate of the maximum potential amount RBC Centura could be required to pay. Historically, RBC Centura has not made any significant payments under such indemnifications and therefore, no amount has been accrued in the Consolidated Balance Sheets with respect to these indemnification agreements.

On August 1, 2002 RBC Centura contracted with Gale Force Sports & Entertainment, LLC (“Gale Force”) and Gale Force Holdings Limited Partnership (“Gale Force Holdings”) to acquire the naming rights to the sports and entertainment facility located in Raleigh, North Carolina (now known as the “RBC Center”). The RBC Center serves as the home venue for the Carolina Hurricanes of the National Hockey League and the men’s basketball team of North Carolina State University. The terms of the contract call for an annual fee of $4.0 million over a 20-year period beginning on September 1, 2002 with the payment and duration terms subject to certain contractual conditions.

Contingencies

Various legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time RBC Centura’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of RBC Centura’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS—Continued

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

The following table presents the carrying values and estimated fair values of RBC Centura’s financial instruments as of December 31 for those financial instruments whose fair values do not approximate their carrying value:

	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(thousands)
Loans, net	$7,885,829	$7,984,383	$7,679,555	$7,759,359
Deposits	8,022,470	8,068,595	7,429,707	7,459,903
Long-term debt	2,990,966	3,132,767	2,165,355	2,229,885

See Note 17 of the Notes to Consolidated Financial Statements for information regarding the fair value of RBC Centura’s derivative financial instruments at December 31, 2002 and 2001, Note 8 for information regarding the fair value of RBC Centura’s MSRs and Note 4 for investment securities fair values.

NOTE 19 — PARENT COMPANY FINANCIAL DATA

RBC Centura’s principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:

Balance Sheets

	December 31,
	2002	2001
	(thousands)
Assets
Cash and deposits in banks	$355,516	$269,911
Investment securities available for sale (cost of $128,767 and $151,656, respectively)	136,828	157,466
Loans to affiliate	6,396	5,544
Investment in wholly-owned subsidiary, bank	2,613,575	2,314,444
Investment in wholly-owned subsidiaries, other	45,270	4,890
Other assets	24,938	26,410

Total assets	$3,182,523	$2,778,665

Liabilities and Shareholder’s Equity
Junior subordinated debentures with affiliate	$124,893	$123,929
Notes held by an affiliate	150,000	—
Master notes	445,768	369,742
Other liabilities	20,634	31,309
Shareholder’s equity	2,441,228	2,253,685

Total liabilities and shareholder’s equity	$3,182,523	$2,778,665

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 — PARENT COMPANY FINANCIAL DATA—Continued

Income Statements

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(thousands)
Income
Dividends from subsidiaries	$448	$274	—
Interest	12,512	11,791	—
Other	14,775	9,618	—

Total income	27,735	21,683	—

Expense
Interest	12,929	9,951	—
Provision for loan losses	(1,615)	—	—
Other	23,815	10,420	—

Total expenses	35,129	20,371	—

Income before income taxes and equity in undistributed net income of subsidiaries	(7,394)	1,312	—
Income tax benefit	(2,536)	(3,335)	—

Income before equity in undistributed net income of subsidiaries	(4,858)	4,647	—
Equity in undistributed net income of wholly-owned subsidiaries	105,674	(10,336)	—

Net income	$100,816	$(5,689)	—

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 — PARENT COMPANY FINANCIAL DATA—Continued

Statements of Cash Flows

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(thousands)
Cash Flows From Operating Activities
Net income	$100,816	$(5,689)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses with affiliate	(1,615)	—	—
Depreciation and amortization	(569)	(102)	—
Losses on sales of investment securities	1,160	212	—
Increase in equity in undistributed net income of subsidiary	(105,720)	12,420	—
Other	(10,046)	(39,497)	—

Net cash used by operating activities	(15,974)	(32,656)	—

Cash Flows From Investing Activities
Net decrease/(increase) in investment in non-bank subsidiary	46	(2,084)	—
Net increase in loan with affiliate	763	113,857	—
Purchases of securities available for sale	—	(17,563)	—
Sales, maturities and issuer calls of securities available for sale	21,761	22,074	—
Cash acquired in reverse acquisition of Centura Banks, Inc.	—	160,365	—
Net cash paid in acquisitions	(146,732)	—	—
Other	(332)	(8,571)	—

Net cash (used)/provided by investing activities	(124,494)	268,078	—

Cash Flows From Financing Activities
Proceeds from issuance of notes to an affiliate	150,000	—
Net increase in borrowings	76,073	34,489	—

Net cash provided by financing activities	226,073	34,489	—

Increase in cash	85,605	269,911	—
Cash, beginning of period	269,911	—	—

Cash, end of period	$355,516	$269,911	—

Supplemental Disclosures of Cash Flow Information
Unrealized securities gains, net of parent and subsidiary	$81,588	$48,785	—

NOTE 20 — REGULATORY MATTERS

RBC Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond (“FRB”), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 2002, RBC Centura was required to maintain a minimum balance with the FRB in the amount of $17.5 million. Subject to the regulatory restrictions, the Bank had $27.1 million available from its retained earnings at December 31, 2002 for the payment of dividends from the Bank to RBC Centura without obtaining prior regulatory approval. The Bank is prohibited, by law, from paying dividends from its capital stock account. The Bank’s capital account totaled $84.7 million at December 31, 2002.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets to which RBC Centura and the Bank are subject. The capital amounts and classifications are

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 — REGULATORY MATTERS—Continued

also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on RBC Centura’s consolidated financial statements.

Regulatory capital amounts and ratios are set forth in the table below. Tier 1 capital consists of common stock, retained earnings, and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. For RBC Centura, tier 1 capital also consists of capital securities described in Note 11 of the Notes to Consolidated Financial Statements. The remainder of total capital is tier 2 capital and includes subordinated debt or other allowed equity equivalents and a limited amount of allowance for loan losses. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied.

Based on the most recent notification from its regulators, the Bank is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2002, RBC Centura and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well-capitalized status. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below which presents the capital ratios for RBC Centura and its bank subsidiary:

	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	2002	2001	2002	2001
	(thousands)
Total Capital (to Risk-Weighted Assets)
RBC Centura	$1,593,474	$1,547,330	16.3%	16.5%	8.0%	Not Applicable
RBC Centura Bank	1,637,121	1,460,476	16.9	15.7	8.0	10.0%
Tier I Capital (to Risk-Weighted Assets)
RBC Centura	$1,038,725	$961,226	10.6%	10.2%	4.0%	Not Applicable
RBC Centura Bank	1,094,615	905,283	11.3	9.7	4.0	6.0%
Tier I Leverage (to Average Assets)
RBC Centura	$1,038,725	$961,226	7.2%	7.8%	4.0%	Not Applicable
RBC Centura Bank	1,094,615	905,283	7.8	7.5	4.0	5.0%

NOTE 21 — RELATED PARTY TRANSACTIONS

As a result of the acquisition of Predecessor by Royal Bank the volume of intercompany activity with Royal Bank and its subsidiaries has increased substantially during 2002 to achieve synergies between the various lines of business. In accordance with regulatory guidelines all transactions with other Royal Bank entities are structured with terms equivalent to those that would prevail in relationships with third parties (i.e., arms length terms).

In September of 2001, the Bank issued $500.0 million in subordinated debentures to RBUS, LLC, an Illinois limited liability company and an indirect subsidiary of Royal Bank. The loan is LIBOR based, subordinated debt and is due to mature in September of 2006. The interest rate on these subordinated debentures at December 31, 2002 and 2001 was 1.75 percent and 2.35 percent, respectively and RBC Centura recorded $10.9 million and $5.2 million in interest expense during 2002 and 2001, respectively.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21 — RELATED PARTY TRANSACTIONS—Continued

In September 2002, RBC Centura issued a $150.0 million term note to Royal Bank. The note is LIBOR based with a 10 year term. The interest rate on this note was 1.905% at December 31, 2002. In connection with this funding, RBC Centura recorded $1.0 million in interest expense for the year ending December 31, 2002.

The pension plan, prior to the acquisition of Centura Banks, Inc. by Royal Bank, was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain “grandfather” rules. As of April 30, 2001 no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan are allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

The Builder Finance Group (“Builder Finance”), a division of RBC Mortgage, an indirect, wholly-owned subsidiary of Royal Bank, provides loan servicing to RBC Centura for certain commercial construction loans. Builder Finance is compensated at a market rate, which is applied to the total committed loan value at the end of each month. Expenses generated by the provision of this servicing activity during 2002 and 2001 amounted to $2.6 million and $717,000, respectively.

During 2002, RBC Centura recorded $910,644 in servicing revenue for servicing mortgage loans for RBC Mortgage. At December 31, 2002 RBC Centura serviced a total of $2.4 billion of loans for RBC Mortgage.

During 2002, RBC Centura began purchasing Adjustable Rate Mortgage loans (“ARMs”) from RBC Mortgage. Loans purchased and added to the Mortgage Loans Held for Sale account for the year ended 2002 amounted to $528.7 million and were purchased at market prices prevailing at the time of sale. During 2002, the Bank also established a best efforts contractual relationship with RBC Mortgage, whereby RBC Mortgage agreed to purchase conforming residential mortgages originated by RBC Centura (“best effort locks”). At December 31, 2002 the Bank had best effort locks with RBC Mortgage totaling $157.0 million resulting in an associated $840,000 balance in other assets at December 31, 2002.

During the year ended December 31, 2002, RBC Centura paid $12.4 million to Royal Bank for centralized services provided by Royal Bank. Of the amounts expensed, $3.1 million related to allocated billings from Royal Bank for services provided by external parties while the remaining $9.4 million related to fair market value allocations for centralized services including bank card and call center services, legal and tax services, risk management and other corporate activities under new and existing service level agreements.

Beginning in 2002, the Bank entered into an agreement with RBC Holdings (USA), RBC Holdings (Delaware) and RBC Private Banking USA to borrow funds in the form of term eurodollar deposits with terms varying from one month to three months. The bank recorded $961,079 in interest expense during 2002 with an outstanding balance of $83.1 million as of December 31, 2002.

Royal Bank serves as the counterparty on substantially all derivatives entered into by RBC Centura.

NOTE 22 — CONSOLIDATING INFORMATION (EBI CAPITAL)

As discussed in Note 3 of the Notes to Consolidated Financial Statements, EBI Capital, a statutory business trust that was a wholly-owned subsidiary of Eagle prior to the merger of Eagle into the Bank, had $28.8 million in Trust Preferred Securities outstanding as of December 31, 2002 with a maturity date of September 30, 2028. As part of the Eagle acquisition, the Bank assumed the guarantee of Eagle and RBC Centura provided an additional guarantee of these Trust Preferred Securities. The following consolidating financial information is presented to provide financial information for EBI Capital, the Bank and its subsidiaries, and RBC Centura and its subsidiaries.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22 — CONSOLIDATING INFORMATION (EBI CAPITAL)—Continued

CONSOLIDATING BALANCE SHEET

December 31, 2002

	The Bank			RBC Centura
	The Bank and Subsidiaries (excluding EBI Capital trust)	EBI Capital Trust	Eliminations between The Bank and EBI Capital Trust	The Bank and Subsidiaries	RBC Centura	Other RBC Centura Subsidiaries	Eliminations between RBC Centura and Subsidiaries	Consolidated
	(in thousands)
ASSETS
Cash and due from banks	$339,383	$—	$—	$339,383	$355,516	$4,227	$(353,746)	$345,380
Due from banks, interest-bearing	15,727	—	—	15,727	—	—	—	15,727
Federal funds sold	53,497	—	—	53,497	—	—	—	53,497
Due from affiliate		—	—	—	11	1,009	(1,020)	—
Investment securities:
Available for sale	4,660,838	—	—	4,660,838	136,828	118,651	(118,187)	4,798,130
Held to maturity	16,632	29,639	(29,639)	16,632	—	—	—	16,632
Loans	7,996,966	—	—	7,996,966	6,396	11,084	(7,817)	8,006,629
Less allowance for loan losses	120,800	—	—	120,800	—	—	—	120,800

Net loans	7,876,166	—	—	7,876,166	6,396	11,084	(7,817)	7,885,829
Mortgage loans held for sale	575,334	—	—	575,334	—	947	—	576,281
Premises and equipment	171,838	—	—	171,838	518	2,174	—	174,530
Goodwill and intangibles	1,546,852	—	—	1,546,852	—	506	—	1,547,358
Other assets	444,728	—	(889)	443,839	2,682,727	18,653	(2,642,230)	502,989

Total assets	$15,700,995	$29,639	$(30,528)	$15,700,106	$3,181,996	$157,251	$(3,123,000)	$15,916,353

LIABILITIES
Deposits:
Demand, noninterest-bearing	$1,385,413	$—	$—	$1,385,413	$—	$—	$(4,786)	$1,380,627
Interest-bearing	5,812,427	—	—	5,812,427	—	—	—	5,812,427
Time deposits over $100	1,178,376	—	—	1,178,376	—	—	(348,960)	829,416

Total deposits	8,376,216	—	—	8,376,216	—	—	(353,746)	8,022,470
Borrowed funds	1,707,031	—	—	1,707,031	450,768	—	—	2,157,799
Long-term debt	2,709,803	28,750	(29,639)	2,708,914	274,893	134,190	(127,031)	2,990,966
Other liabilities	294,799	—	—	294,799	15,634	(5,027)	(989)	304,417

Total liabilities	13,087,849	28,750	(29,639)	13,086,960	741,295	129,163	(481,766)	13,475,652

SHAREHOLDER’S EQUITY
Common stock, no par value	2,534,441	889	(889)	2,534,441	2,357,190	27,421	(2,561,862)	2,357,190
Accumulated other comprehensive income	52,051	—	—	52,051	56,928	8,051	(60,102)	56,928
Retained earnings	26,654	—	—	26,654	26,583	(7,384)	(19,270)	26,583

Total shareholder’s equity	2,613,146	889	(889)	2,613,146	2,440,701	28,088	(2,641,234)	2,440,701

Total liabilities and shareholder’s equity	$15,700,995	$29,639	$(30,528)	$15,700,106	$3,181,996	$157,251	$(3,123,000)	$15,916,353

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22 — CONSOLIDATING INFORMATION (EBI CAPITAL)—Continued

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year ended December 31, 2002

	The Bank			RBC Centura
	The Bank and Subsidiaries (excluding EBI Capital trust)	EBI Capital Trust	Eliminations between The Bank and EBI Capital Trust	The Bank and Subsidiaries	RBC Centura	Other RBC Centura Subsidiaries	Eliminations between RBC Centura and Subsidiaries	Consolidated
	(in thousands)
INTEREST INCOME
Loans, including fees	$448,805	$—	$—	$448,805	$114	$624	$(46)	$449,497
Investment securities:
Taxable	208,458	1,084	(1,084)	208,458	12,846	10,626	(14,528)	217,402
Tax-exempt	608	—	—	608	—	—	—	608
Short-term investments	593	—	—	593	—	1	—	594
Mortgage loans held for sale	17,405	—	—	17,405	—	98	—	17,503

Total interest income	675,869	1,084	(1,084)	675,869	12,960	11,349	(14,574)	685,604

INTEREST EXPENSE
Deposits	131,631	—	—	131,631	—	5	(3,490)	128,146
Borrowed funds	27,562	—	—	27,562	3,595	—	(2)	31,155
Long-term debt	79,310	1,084	(1,084)	79,310	9,334	10,170	(10,634)	88,180

Total interest expense	238,503	1,084	(1,084)	238,503	12,929	10,175	(14,126)	247,481

NET INTEREST INCOME	437,366	—	—	437,366	31	1,174	(448)	438,123
Provision for loan losses	44,601	—	—	44,601	(1,615)	—	—	42,986

Net income after provision for loan losses	392,765	—	—	392,765	1,646	1,174	(448)	395,137

NON INTEREST INCOME
Service charges on deposit accounts	67,821	—	—	67,821	—	—	—	67,821
Credit card and related fees	9,407	—	—	9,407	—	—	—	9,407
Other service charges, commissions and fees	26,408	—	—	26,408	—	1	—	26,409
Fees for trust services	8,674	—	—	8,674	—	—	—	8,674
Mortgage income	19,584	—	—	19,584	—	(19)	—	19,565
Cash surrender value of executive life insurance	13,942	—	—	13,942	(316)	—	—	13,626
Other noninterest income	13,200	—	—	13,200	104,004	700	(105,674)	12,230
Securities gains, net	12,328	—	—	12,328	(1,160)	(350)	—	10,818

Total noninterest income	171,364	—	—	171,364	102,528	332	(105,674)	168,550

NONINTEREST EXPENSE
Personnel	190,580	—	—	190,580	11,293	338	—	202,211
Occupancy	30,975	—	—	30,975	32	594	—	31,601
Equipment	26,799	—	—	26,799	135	18	—	26,952
Foreclosed real estate losses and related operating	2,898	—	—	2,898	—	1	—	2,899
Merger-related expenses and other significant charges	3,777	—	—	3,777	—	—	—	3,777
Goodwill and intangible amortization	27,515	—	—	27,515	—	933	—	28,448
Intercompany charges from parent	8,084	—	—	8,084	6,924	—	—	15,008
Other operating	120,732	—	—	120,732	(11,981)	(490)	—	108,261

Total noninterest expense	411,360	—	—	411,360	6,403	1,394	—	419,157
Income before income taxes	152,769	—	—	152,769	97,771	112	(106,122)	144,530
Income taxes	47,078	—	—	47,078	(2,537)	(319)	—	44,222

NET INCOME	$105,691	$—	$—	$105,691	$100,308	$431	$(106,122)	$100,308

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23 — SUBSEQUENT EVENTS (UNAUDITED)

On January 29, 2003, RBC Centura acquired all the outstanding shares of Admiralty Bancorp, Inc. The cash consideration paid with respect to the acquisition amounted to approximately $152.6 million. The excess of the purchase price over the fair value of the net tangible assets acquired was first allocated to core deposit intangibles of $14.9 million, with the residual of approximately $95.3 million allocated to goodwill. The goodwill is not tax deductible. The core deposit intangible will be amortized on a straight-line basis over 10 years.

On January 31, 2003 at the close of business, RBC Centura completed a merger with RBC Mortgage. RBC Mortgage was a company wholly-owned by Royal Bank engaged in the business of originating, selling and brokering residential mortgage loans. RBC Centura issued approximately 186 million shares of its common stock to an indirect wholly-owned subsidiary of Royal Bank to effect the combination and acquired $2.2 billion in assets ($1.4 billion in loans held for sale, $600.0 million in loans). RBC Centura simultaneously contributed the shares of RBC Mortgage to the Bank in exchange for additional common shares of the Bank such that RBC Mortgage became a wholly-owned subsidiary of the Bank. Further, the assets that comprise the Builder Finance division of RBC Mortgage were transferred to the Bank from RBC Mortgage through a dividend, becoming a division of the Bank. Due to the fact that RBC Centura and RBC Mortgage were under common control at the time of the RBC Mortgage merger, the transfer of the assets and liabilities of RBC Mortgage will be accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the RBC Mortgage merger will result in a change in reporting entity and the restatement of the financial statements for all periods prior to February 1, 2003 during the first quarter of 2003.

Item 8 (b)     RBC Centura Banks, Inc. And Predecessor Historical Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF RBC CENTURA BANKS, INC.:

In our opinion, the accompanying consolidated balance sheet at December 31, 2001 and the related consolidated statements of operations, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of RBC Centura Banks, Inc. and its subsidiaries, at December 31, 2001 and the results of their operations and their cash flows for the period June 6, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

By:	/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina

January 18, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF RBC CENTURA BANKS, INC.:

In our opinion, the accompanying consolidated balance sheet at December 31, 2000 and the related consolidated statements of operations, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of RBC Centura Banks, Inc. (formerly Centura Banks, Inc.) and its subsidiaries, at December 31, 2000 and the results of their operations and their cash flows for the period January 1, 2001 through June 5, 2001 and for the years ended December 31, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

By:	/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina

January 18, 2002

RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	RBC Centura	Predecessor
	(thousands, except share data)
Assets
Cash and due from banks	$289,595	$356,602
Due from banks, interest-bearing	16,197	14,928
Federal funds sold	16,459	7,547
Investment securities:
Available for sale (cost of $3,738,100 and $2,623,159, respectively)	3,786,703	2,655,612
Held to maturity (fair value of $0 and $50,298, respectively)	—	49,493
Loans, net of unearned income	7,719,873	7,671,691
Less allowance for loan losses	103,441	104,275

Net loans	7,616,432	7,567,416
Mortgage loans held for sale	114,966	56,907
Premises and equipment	163,202	157,959
Goodwill and intangibles	1,459,126	146,445

Other assets	449,905	469,100

Total assets	$13,912,585	$11,482,009

Liabilities
Deposits:
Demand, noninterest-bearing	$1,202,860	$1,131,121
Interest-bearing	5,726,714	5,871,582
Time deposits over $100	453,486	704,437

Total deposits	7,383,060	7,707,140
Borrowed funds	1,830,065	1,566,611
Long-term debt	2,137,426	1,084,762
Other liabilities	308,349	167,071

Total liabilities	11,658,900	10,525,584

Commitments and contingencies (Note 16)	—	—
Shareholder’s Equity:
Common stock, no par value, 2,500,000,000 shares authorized; shares issued and outstanding of 2,166,517,536 and 39,427,056, respectively	2,187,684	272,119
Accumulated other comprehensive income	29,766	18,939
Unearned compensation	—	(4,084)
Retained earnings	36,235	669,451

Total shareholder’s equity	2,253,685	956,425

Total liabilities and shareholder’s equity	$13,912,585	$11,482,009

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Years Ended December 31,
			2000	1999
	(thousands)
Interest Income
Loans, including fees	$310,577	$282,986	$709,294	$633,179
Investment securities:
Taxable	117,290	84,734	173,181	159,605
Tax-exempt	802	878	2,945	5,791
Short-term investments	514	604	3,139	2,589
Mortgage loans held for sale	8,355	3,266	5,634	7,992

Total interest income	437,538	372,468	894,193	809,156

Interest Expense
Deposits	104,305	119,044	311,348	268,864
Borrowed funds	32,559	41,148	96,758	69,671
Long-term debt	47,530	30,509	66,009	51,896

Total interest expense	184,394	190,701	474,115	390,431

Net Interest Income	253,144	181,767	420,078	418,725
Provision for loan losses	24,382	25,420	31,815	40,828

Net interest income after provision for loan losses	228,762	156,347	388,263	377,897

Noninterest Income
Service charges on deposit accounts	40,580	26,847	62,783	63,761
Credit card and related fees	6,462	3,656	8,993	9,008
Other service charges, commissions, and fees	18,401	15,582	37,938	37,924
Fees for trust services	5,573	4,181	10,005	10,340
Mortgage income	12,502	8,641	33,945	25,304
Other noninterest income	13,340	13,179	28,915	25,160
Securities gains (losses), net	8,003	27,454	(36,859)	(600)

Total noninterest income	104,861	99,540	145,720	170,897

Noninterest Expense
Personnel	116,487	80,265	179,003	171,364
Occupancy	15,019	10,563	23,975	24,688
Equipment	15,433	11,441	24,887	27,404
Foreclosed real estate losses and related operating expense, net	1,081	971	2,358	1,697
Loss on equity investment	—	42,203	—	—
Merger-related and other significant charges	—	91,502	28,516	6,858
Goodwill and intangible amortization	51,010	6,284	13,843	13,601
Other operating expense	64,725	63,405	106,550	106,711

Total noninterest expense	263,755	306,634	379,132	352,323

Income (loss) before income taxes	69,868	(50,747)	154,851	196,471
Income taxes	33,633	435	56,096	66,134

Net Income (Loss)	$36,235	$(51,182)	$98,755	$130,337

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Common Stock Acquired By ESOP	Retained Earnings	Unearned Compensation	Unrealized Gains/(Losses) on Securities	Minimum Pension Liability	Total Shareholder’s Equity
	(thousands, except share data)

Predecessor

Balance, December 31, 1998	39,650,845	$291,786	$(107)	$539,128	$—	$8,507	$(82)	$839,232
Comprehensive Income:
Net income	—	—	—	130,337	—	—	—	130,337
Minimum pension liability adjustment	—	—	—	—	—	—	80	80
Unrealized losses on available for sale securities, net of tax	—	—	—	—	—	(51,301)	—	(51,301)

Comprehensive income								79,116
Common stock issued:
Stock option plans and stock awards	486,905	10,203	—	—	—	—	—	10,203
Acquisitions	122,865	8,910	—	(301)	—	—	—	8,609
Repurchases of common stock	(764,205)	(36,385)	—	—	—	—	—	(36,385)
Cash dividends declared	—	—	—	(44,556)	—	—	—	(44,556)
Other	—	4,175	79	(738)	—	—	—	3,516

Balance, December 31, 1999	39,496,410	$278,689	$(28)	$623,870	$—	$(42,794)	$(2)	$859,735
Comprehensive income:
Net income	—	—	—	98,755	—	—	—	98,755
Minimum pension liability adjustment	—	—	—	—	—	—	2	2
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	61,733	—	61,733

Comprehensive income								160,490
Common stock issued:
Stock option plans and stock awards	339,240	6,082	—	—	—	—	—	6,082
Restricted stock, net	128,049	5,291	—	—	(4,084)	—	—	1,207
Repurchases of common stock	(551,800)	(20,806)	—	—	—	—	—	(20,806)
Cash dividends declared			—	(53,189)	—	—	—	(53,189)
Other	15,157	2,863	28	15	—	—	—	2,906

Balance, December 31, 2000	39,427,056	$272,119	$—	$669,451	$(4,084)	$18,939	$—	$956,425
Comprehensive income:
Net loss, January 1 to June 5, 2001	—	—	—	(51,182)	—	—	—	(51,182)
Unrealized losses on available for sale securities, net of tax	—	—	—	—	—	(11,436)	—	(11,436)

Comprehensive income	—	—	—	—	—	—	—	(62,618)
Common stock issued:
Stock option plans and stock awards	495,997	13,285	—	—	—	—	—	13,285
Restricted stock, net	—	—	—	—	4,084	—	—	4,084
Cash dividends declared	—	—	—	(27,761)	—	—	—	(27,761)
Other	49,984	2,549	—	—	—	—	—	2,549

Balance June 5, 2001	39,973,037	$287,953	$—	$590,508	$—	$7,503	$—	$885,964
Elimination of balances due to acquisition	(39,973,037)	(287,953)	—	(590,508)	—	(7,503)	—	(885,964)

Balance June 5, 2001	—	$—	$—	$—	$—	$—	$—	$—

RBC Centura

Common Stock on June 6, 2001	2,166,517,536	$2,187,684	$—	$—	$—	$—	$—	$2,187,684
Comprehensive income:
Net Income, June 6 to December 31, 2001	—	—	—	36,235	—	—	—	36,235
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	29,766	—	29,766

Comprehensive income	—	—	—	—	—	—	—	66,001

Balance December 31, 2001	2,166,517,536	$2,187,684	$—	$36,235	$—	$29,766	$—	$2,253,685

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

	RBC Centura June 6, 2001 through December 31, 2001	Predecessor
		January 1, 2001 through June 5, 2001	Year Ended December 31,	Year Ended December 31,
			2000	1999
	(thousands)
Cash Flows From Operating Activities
Net income (loss)	$36,235	$(51,182)	$98,755	$130,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,382	25,420	31,815	40,828
Depreciation on assets under operating lease	2,172	2,192	7,238	13,320
Depreciation and amortization, excluding depreciation on assets under operating lease	66,524	20,508	40,193	46,302
Amortization of purchase accounting adjustments	47,604	—	—	—
Deferred income taxes	11,200	(10,802)	15,048	8,742
Loan fees deferred, net	772	(134)	882	2,798
Loss on equity investment	—	42,203	—	—
Bond premium amortization and (discount accretion), net	4,719	(3,644)	(2,211)	4,872
(Gains) losses on sales of investment securities	(8,003)	(27,454)	36,859	600
Loss on sales of foreclosed real estate	187	371	521	442
Gain on sales of equipment under lease	—	—	—	(2,821)
Gain on sale of subsidiary	—	—	—	(4,893)
Gain on sale of mortgage servicing rights	—	—	(14,776)	(3,392)
Proceeds from sales of mortgage loans held for sale	585,195	375,348	458,303	845,602
Originations, net of principal repayments, of mortgage loans held for sale	(536,020)	(475,771)	(468,808)	(774,640)
Decrease (increase) in accrued interest receivable	3,819	10,800	(6,720)	(2,704)
(Decrease) increase in accrued interest payable	(11,948)	(3,911)	(1,561)	9,009
Net change in other assets and other liabilities	(60,432)	96,575	6,338	(70,943)

Net cash provided by operating activities	166,406	519	201,876	243,459

Cash Flows From Investing Activities
Net decrease (increase) in loans	135,127	(116,700)	(221,763)	(409,196)
Purchases of:
Securities available for sale	(1,422,767)	(1,872,595)	(1,510,224)	(1,032,587)
Securities held to maturity	—	—	—	(26,777)
Premises and equipment	(16,874)	(18,060)	(38,276)	(20,770)
Other	—	—	(80,000)	(20,000)
Proceeds from:
Sales of securities available for sale	500,992	1,199,303	1,337,096	206,765
Maturities and issuer calls of securities available for sale	372,705	201,026	364,495	581,581
Maturities and issuer calls of securities held to maturity	—	5,647	10,584	69,425
Sales of foreclosed real estate	4,504	2,531	8,521	10,197
Dispositions of premises and equipment	731	602	12,169	7,409
Dispositions of equipment utilized in leasing activities	—	—	—	7,369
Sale of mortgage servicing rights	—	—	13,417	8,295
Net cash received in mergers, acquisitions, and divestitures	68,395	—	107,146	3,105

Net cash (used) provided by investing activities	(357,187)	(598,246)	3,165	(615,184)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(175,165)	(387,657)	(328,242)	155,680
Net (decrease) increase in borrowed funds	(281,521)	544,975	(34,627)	136,618
Proceeds from issuance of long-term debt	755,500	550,500	535,500	253,637
Repayment of long-term debt	(133,594)	(126,880)	(355,064)	(83,441)
Cash dividends paid	—	(27,761)	(53,189)	(44,556)
Proceeds from issuance of common stock, net	—	13,285	6,083	8,340
Repurchase of common stock	—	—	(20,806)	(36,385)
Other	—	—	—	(161)

Net cash provided (used) by financing activities	165,220	566,462	(250,345)	389,732

(Decrease) increase in cash and cash equivalents	(25,561)	(31,265)	(45,304)	18,007
Cash and cash equivalents, beginning of year	347,812	379,077	424,381	406,374

Cash and cash equivalents, end of year	$322,251	$347,812	$379,077	$424,381

Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
Interest	$196,342	$194,612	$475,676	$381,422
Income taxes	11,047	5,868	38,476	71,408
Noncash transactions:
Stock issued for acquisitions and other stock issuances, net	—	6,631	8,259	14,647
Unrealized securities gains (losses), net	48,602	(20,148)	99,617	(81,062)
Loans transferred to foreclosed property	9,574	2,004	8,518	9,029
Loans transferred to other assets	—	—	6,007	—
Income tax benefit from stock options	—	1,843	1,661	3,310

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements include the accounts of RBC Centura Banks, Inc. (“RBC Centura”) and its wholly-owned subsidiaries, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”), Centura Capital Trust I (“CCTI”), Triangle Capital Trust (“TCT”), and NCS Mortgage Lending Company (“NCS”). Until the divestiture of the interest in the third quarter of 2001, RBC Centura also had a 49 percent ownership interest in First Greensboro Home Equity, Inc. (“FGHE”), a home equity mortgage company, that was accounted for under the equity method.

Basis of Financial Statement Presentation

As previously disclosed, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank of Canada (“Royal Bank”), a Canadian chartered bank, merged with and into Centura Banks, Inc. (“Predecessor”) and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. Each share of Rock Merger Subsidiary, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of RBC Centura. There are 2,166,517,536 shares of common stock currently outstanding, all of which is owned by Royal Bank. The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Reference herein to RBC Centura relates to the period subsequent to and including June 6, 2001, while reference to Predecessor relates to periods prior to and including June 5, 2001. Royal Bank’s basis in RBC Centura was “pushed down” to RBC Centura and is therefore reflected in RBC Centura’s balance sheet and results of operations. See Note 3 for information regarding this acquisition.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany transactions are eliminated in consolidation. All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as pooling-of-interests. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“AFLL”), the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, valuation of retained interests and the valuation of mortgage servicing rights (“MSRs”).

Certain items reported in prior periods have been reclassified to conform to current period presentation. Such reclassifications had no impact on net income or shareholder’s equity.

Business

The Bank, either directly or through its subsidiaries, provides a wide range of financial services, including: full-service commercial and consumer banking services; retail securities brokerage services; life and credit related insurance products; mortgage banking services; commercial and retail leasing; and asset management services. The Bank principally offers its services through its branch and automated teller network located throughout North Carolina, South Carolina, and the Hampton Roads region of Virginia. Services are also provided through alternative delivery channels that include a centralized telephone operation offering a full line of financial services and home banking through a telephone network operated by a third party and connected to the personal computers of customers. Refer to Note 18 for additional information concerning RBC Centura’s lines of business.

The Bank is subject to competition from other depository institutions and numerous other non-depository institutions offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Investment Securities

RBC Centura’s investments are classified based on management’s intention as either held to maturity (“HTM”), available for sale (“AFS”), or trading at the time of purchase. Debt securities that RBC Centura has the positive intent and the ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either HTM securities or trading securities are classified as AFS securities and are reported at fair value, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholder’s equity, net of applicable taxes.

HTM investment securities are stated at cost, net of the amortization of premium and the accretion of discount. AFS investment securities are used as a part of RBC Centura’s asset/liability and liquidity management strategy and may be sold in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors.

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

Allowance for Loan Losses

The AFLL represents management’s estimate of the amount necessary to absorb probable incurred losses in the loan portfolio and is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the AFLL. Management believes that the AFLL is adequate. Management’s ongoing evaluation of the adequacy of the AFLL is based on individual loan reviews, loan loss experience of prior years, economic conditions in the Bank’s market areas, the fair value and adequacy of underlying collateral, the growth and risk composition of the loan portfolio, and other information including individual valuations on nonperforming loans in accordance with SFAS 114 “Accounting By Creditors for Impairment of a Loan” (“SFAS 114”). This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions on the Bank’s borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s AFLL. Such agencies may require the Bank to recognize additions to the AFLL based on their judgments about all relevant information available to them at the time of their examination.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Impaired Loans, Nonaccrual Loans, and Other Real Estate Owned

A loan is considered to be impaired when, based on current information, it is probable RBC Centura will not receive all amounts due in accordance with the contractual terms of a loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114. The discounted expected cash flow method is used in determining the fair value of impaired loans, except in cases involving collateral-dependent loans, in which case the fair value is determined using the fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of AFLL. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. If this uncertainty is eliminated, cash receipts are applied under the contractual terms of the loan agreement. The accrual of interest is generally discontinued on all loans when management has doubts that principal and interest will be collected in a reasonable period of time. Generally, open-end credit lines that reach 180 days or more past due and substantially all other loans that reach 90 days or more past due are placed on nonaccrual status unless the loan is adequately secured and in the process of collection. Generally, all loans past due 180 days are placed on nonaccrual status regardless of security. Recorded accrued interest is reversed or charged-off.

Interest received on nonaccrual loans is generally applied against principal or may be reported as interest income depending on management’s judgment as to the collectibility of principal. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Mortgage Servicing Rights

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Capitalization of the allocated cost of MSRs based on the relative fair value occurs when the underlying loans are sold, securitized or purchased. Capitalized MSRs are amortized in proportion to and over the period of estimated net servicing income using a method that is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. Capitalized MSRs are evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. To determine fair value, MSRs are stratified on the basis of certain risk characteristics including servicing fee, maturity, interest rate, repricing index, etc. Expected cash flows are determined by applying prepayment estimates to the contractual term of the serviced loans. The fair value is estimated by discounting these cash flows through the serviced loan’s expected maturity date. The discount rate used is based on market yields and includes a risk premium reflecting the credit and interest rate risk inherent in each strata of servicing rights. Cash flows and fair values are calculated over a broad range of possible interest rate paths that are based on market volatility estimates, with the reported fair value representing the average value for those interest rate paths.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Goodwill and Other Intangibles

Goodwill and other intangibles are principally comprised of goodwill and core deposit premiums. Goodwill, recorded in connection with the acquisition of Predecessor by Royal Bank, represents the excess of cost over the fair value of net assets and was assigned a life of 20 years. Under new accounting guidance discussed in the “Current Accounting Matters” section, goodwill is considered to have an infinite life and will no longer be amortized beginning in January of 2002, but rather will be subject to impairment evaluation at least annually. Core deposit premiums are amortized over 10 years. At December 31, 2001 and 2000, goodwill, net of accumulated amortization, was $1.2 billion and $117.1 million, respectively. Core deposit premiums, net of accumulated amortization, were $244.0 million and $22.8 million at December 31, 2001 and December 31, 2000, respectively.

Other Assets and Other Liabilities

RBC Centura has included as other assets, equipment under operating lease contracts. For the years ended December 31, 2001, 2000, and 1999, $1.2 million, $2.4 million, and $6.2 million, respectively, of net operating lease rental income was recorded in other noninterest income.

Also included in other assets during a portion of 2001 and all of 2000 was RBC Centura’s investment in FGHE, which was accounted for using the equity method of accounting. At December 31, 2000, the investment in FGHE, net of accumulated amortization, was $26.0 million. Included in retained earnings at December 31, 2000 were undistributed losses from FGHE totaling $2.3 million. See Note 21 for discussion of Predecessor’s decision to no longer provide credit support to FGHE and the resulting impact upon the financial position and results of operations of both Predecessor and RBC Centura.

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

Income Taxes

RBC Centura uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of RBC Centura’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Derivative Financial Instruments

Derivative financial instruments, such as interest rate swaps (“swaps”), interest rate floor and cap arrangements (“floors” and “caps,” respectively), and interest rate futures and options contracts, are available to RBC Centura to assist in managing its exposure to changes in interest rates. RBC Centura has principally utilized swaps, floors and caps. The fair value of these derivatives are based on dealer quotes, third party financial models, and internal pricing analytics. RBC Centura records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. For cash flow hedge transactions hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The amount of hedge ineffectiveness recorded during 2001 was not considered significant. Derivatives that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, will be accounted for at fair value with changes in fair value recorded in other noninterest income in the income statement.

Upon implementation of Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, RBC Centura recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a gain of approximately $27,000. Further, the initial application of SFAS 133 resulted in RBC Centura recognizing $2.6 million of derivative assets and $2.4 million of derivative liabilities in the consolidated balance sheet. The implementation did not result in any adjustments to accumulated other comprehensive income. The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income in any given reporting period. The amount of volatility is based on amounts, positions and market conditions that exist as of and during any reporting period.

Fair Value of Financial Instruments

The following describes the methods and assumptions used by RBC Centura to estimate the fair value of financial instruments.

Cash and Due From Banks (including interest-bearing), Federal Funds Sold, and Accrued Interest Receivable—The fair value of these instruments are considered to approximate their carrying amounts due to the short-term nature of these financial instruments.

Investment Securities—The fair value of investment securities is estimated based on quoted market prices received from independent third parties.

Loans—For fair value calculations, loans are categorized by business purpose and divided into fixed and variable classifications. These classifications are further segmented into like groups based on financial characteristics such as maturity, coupon, reprice index, etc. Final maturities and expected cash flows are determined by applying prepayment estimates to the contractual term of the loans. The fair values of loans are estimated by discounting cash flows through the loan’s expected maturity date. The discount rate is based on market yields that include a risk premium reflecting the credit and interest rate risk inherent in each class of loan. Cash flows and fair values are calculated over a broad range of possible future interest rate paths with the reported fair value representing the average value for those interest rate paths.

Deposits—The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market and savings accounts, are considered to approximate the amount payable on demand at year-end. The fair value of time deposits is based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Borrowed Funds, Accrued Interest Payable, and Long-term Debt—The fair value of borrowed funds and accrued interest payable approximates its carrying amount due to its short-term nature. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rates are based on market rates for debt of the same remaining maturities.

Current Accounting Matters

In June 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, which was superseded by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discussed below. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. The Company has not yet determined what effect this impairment test will have on the Company’s earnings and financial position. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year and retroactive application is not permitted. RBC Centura adopted the standard on January 1, 2002. Based on goodwill of $1.2 billion, RBC Centura would have, under previous accounting guidance, recorded approximately $62 million annually of goodwill amortization. With the adoption of this Statement this goodwill amortization will no longer be charged to earnings but rather the intangible goodwill asset will be evaluated periodically for impairment as noted above.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The new standard is effective for fiscal years beginning after June 15, 2002 and earlier application is encouraged. Management plans to adopt this standard on January 1, 2003 and is in the process of evaluating the impact on RBC Centura.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This statement develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board (“APB”) 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

operations of the entity in a disposal transaction. This statement also amends Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Adoption of this standard occurred on January 1, 2002 with no associated material impact.

NOTE 2 — OTHER COMPREHENSIVE INCOME OR LOSS

The components of other comprehensive income or loss are summarized below for the years ended December 31:

	RBC Centura			Predecessor
	June 6 to December 31, 2001			January 1 to June 5, 2001
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(thousands)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	$56,606	$(21,964)	$34,642	$7,306	$(1,885)	$5,421
Less: Reclassification for realized gains (losses)	8,003	(3,127)	4,876	27,454	(10,597)	16,857

Unrealized gains (losses), net of reclassification	48,603	(18,837)	29,766	(20,148)	8,712	(11,436)

Other comprehensive income (loss)	$48,603	$(18,837)	$29,766	$(20,148)	$8,712	$(11,436)

	Predecessor
	Year Ended December 31, 2000			Year Ended December 31, 1999
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
			(thousands)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	$62,758	$(24,173)	$38,585	$(81,662)	$30,054	$(51,608)
Less: Reclassification for realized (losses) gains	(36,859)	13,711	(23,148)	(600)	293	(307)

Unrealized gains (losses), net of reclassification	99,617	(37,884)	61,733	(81,062)	29,761	(51,301)
Minimum pension liability adjustment	3	(1)	2	132	(52)	80

Other comprehensive income (loss)	$99,620	$(37,885)	$61,735	$(80,930)	$29,709	$(51,221)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES

As discussed in Note 1, at the close of business on June 5, 2001, Rock Merger Subsidiary, Inc., a wholly-owned subsidiary of Royal Bank, a Canadian chartered bank, merged with and into Predecessor and the surviving corporation was Predecessor, which was renamed RBC Centura Banks, Inc. As a result of the transaction, Predecessor became a wholly-owned subsidiary of Royal Bank. The value of the transaction was approximately $2.2 billion and the business combination was accounted for as a purchase with Royal Bank’s basis being “pushed down” to RBC Centura. The purchase price was allocated to the estimated fair values of RBC Centura’s tangible and intangible assets and liabilities with the remainder allocated to goodwill. As a result of the application of purchase accounting during the second quarter of 2001, RBC Centura recorded premiums of $11.6 million and $70.8 million on the investment and loan portfolios, respectively, a discount of $32.3 million on deposits and a discount of $5.5 million on long-term debt, which are being amortized over the average life of the respective instruments.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES—Continued

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

The following table summarizes activity for merger-related accruals for the period ended December 31, 2001 related to the June 5, 2001 acquisition by Royal Bank:

	Initial Liability accrued	Amount utilized during 2001	Remaining Balance
	(in thousands)
Severance, change in control, other employee-related costs, and director-related costs	$70,335	$62,888	$7,447
Write-off of unrealizable assets	650	650	—
Non-employee related contract terminations	1,776	935	841
Professional costs	17,204	14,204	3,000
Other merger-related expenses	1,555	1,555	—

Merger-related expenses	$91,520	$80,232	$11,288

RBC Centura consummated the following mergers and acquisitions during 2001, 2000, and 1999:

	Acquisition Date	Assets	Loans	Deposits	Shares Issued
	(millions, except shares)
Acquisitions accounted for as purchases:
Security First Network Bank (“SFNB”), asset purchase and deposit assumption, Atlanta, GA	8/17/01	$184	$95	$184	—

NCS Mortgage Services, LLC, (“NCS”), Atlanta, GA	3/24/00	$1	$—	$—	—
Wachovia Bank (“Wachovia”), deposit assumption	9/21/00	6	6	138	—

Capital Advisors	1/07/99	$1	$—	$—	122,865
Scotland Bancorp, Inc. (“Scotland”), Laurinburg, NC	2/05/99	57	41	40	—

Mergers Accounted For As Pooling-Of-Interests:
Triangle Bancorp, Inc. (“Triangle”), Raleigh, NC	2/18/00	$2,317	$1,536	$1,654	11,388,734

First Coastal Bankshares, Inc. (“First Coastal”), Virginia Beach, VA	3/26/99	$527	$433	$380	1,706,875

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES—Continued

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

On September 21, 2000, Predecessor purchased four branches from Wachovia, enhancing Predecessor’s presence in western North Carolina, a vibrant tourist and resort market. Predecessor assumed approximately $5.9 million in loans and $138.3 million in deposits. Goodwill and core deposit premiums of approximately $21.5 million were recorded as a result of the acquisition.

On January 7, 1999, Predecessor acquired Capital Advisors of North Carolina, LLC, Capital Advisors of South Carolina, Inc., Capital Advisors of Mississippi, Inc., Selken, Inc., and Capital Advisors, Inc., which were merged to form Capital Advisors, Inc. (“Capital Advisors”). With this transaction, Capital Advisors became a wholly-owned subsidiary of the Bank. Capital Advisors, with offices in North Carolina, South Carolina, Georgia, and Mississippi, is engaged in the business of commercial real estate financing and consulting primarily through brokering and servicing commercial mortgage loans. Approximately $14.8 million of goodwill was recorded in other assets on the consolidated balance sheet as a result of this purchase.

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

On March 26, 1999, Predecessor merged with First Coastal, headquartered in Virginia Beach, Virginia. Each share of First Coastal common stock was exchanged for 0.34 shares of Predecessor common stock. This combination increased Predecessor’s presence in the Hampton Roads region of Virginia by 18 banking centers. In connection with the merger, Predecessor recorded pre-tax, merger-related charges of $8.4 million.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — MERGERS, ACQUISITIONS AND DIVESTITURES—Continued

The following table presents the historical results of operations for Predecessor and Triangle and the consolidated results of operations after giving effect to the merger to assume that the respective mergers consummated on the last day in the year prior to the year of actual consummation:

	Historical		Predecessor and Triangle Pro forma Combined
	Predecessor	Triangle
	(In thousands)
Year ended December 31, 1999
Net interest income, after provision for loan losses	$306,489	$71,408	$377,897
Noninterest income	152,693	20,221	170,897	*
Noninterest expense	302,063	51,619	352,323	*
Net income	104,028	26,707	130,337	*

*	Reflects intercompany eliminations and adjustments made to conform accounting policies between the combined entities.

On September 30, 1999, Predecessor sold its technology leasing subsidiary, CLG, Inc. The pretax net gain recorded on this sale was $4.9 million.

On September 29, 2001, RBC Centura divested its interest in FGHE. See Note 21 for further discussion of the impact upon RBC Centura.

NOTE 4 — INVESTMENT SECURITIES

A summary of investment securities by type at December 31 follows:

	2001				2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held To Maturity:
U.S. Treasury	$—	$—	$—	$—	$24,944	$265	$—	$25,209
U.S. government agencies and corporations	—	—	—	—	3,932	120	—	4,052
State and municipal	—	—	—	—	20,000	421	1	20,420
Other securities	—	—	—	—	617	—	—	617

Total held to maturity	$—	$—	$—	$—	$49,493	$806	$1	$50,298

Available For Sale:
U.S. Treasury	$81,573	$532	$—	$82,105	$103,225	$750	$7	$103,968
U.S. government agencies and corporations	887,484	24,307	1,805	909,986	514,750	17,173	—	531,923
Mortgage-backed securities	2,130,172	24,112	5,538	2,148,746	1,124,234	19,469	2,484	1,141,219
Asset-backed securities	123,121	3,020	—	126,141	112,556	908	212	113,252
State and municipal	35,369	41	12	35,398	16,018	70	46	16,042
Common stock	139,606	—	11	139,595	67,786	318	1,642	66,462
Other securities	340,775	7,325	3,368	344,732	684,590	9,117	10,961	682,746

Total available for sale	$3,738,100	$59,337	$10,734	$3,786,703	$2,623,159	$47,805	$15,352	$2,655,612

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — INVESTMENT SECURITIES—Continued

The following is a summary of investment securities by contractual maturity at December 31, 2001:

	Available for Sale
	Amortized Cost	Fair Value
	(thousands)
Due in one year or less	$136,723	$134,359
Due after one year through five years	940,081	963,224
Due after five years through ten years	59,080	60,755
Due after ten years	209,317	213,883
Mortgage-backed and asset-backed securities	2,253,293	2,274,887
Common stock	139,606	139,595

Total	$3,738,100	$3,786,703

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

During 2001, the sale of securities generated gross realized gains and losses of $44.7 million and $17.3 million, respectively, by the Predecessor and gross realized gains and losses of $8.8 million and $756,000 respectively, by RBC Centura. Gross realized gains of $5.1 million and $3.6 million and gross realized losses of $42.0 million and $4.2 million were realized during 2000 and 1999, respectively. Predecessor restructured the investment portfolio during the second quarter of 2001, which resulted in $26.8 million in realized gains. Predecessor performed two restructurings of its investment portfolio during 2000. In the second quarter of 2000, Predecessor incurred losses of $22.1 million related to the restructuring of Triangle’s investment portfolio, undertaken to conform the interest rate risk position of the Triangle investment portfolio to the overall risk position of Predecessor. During the third quarter of 2000, Predecessor restructured portions of its own investment portfolio, taking advantage of the current interest rate environment to replace lower yielding securities.

During the fourth quarter of 2000, Predecessor sold a portion of its residential mortgage loans servicing released to FGHE, and such loans were included in a securitization transaction whereby Predecessor received a retained interest as part of the proceeds from the loan sale. As a result, Predecessor recognized a gain of approximately $720,000. The amount of the retained interests (based on the allocation of the previous carrying amounts) recorded on the date of sale amounted to $12.6 million. The fair value of the retained interest at December 31, 2001 and December 31, 2000 amounted to $6.2 million and $12.8 million, respectively. As of the valuation date of December 31, 2001, the prepayment speed utilized to measure the retained interests was 35 CPR (“conditional prepayment rate”) for approximately 25 percent of the portfolio securitized and 20 CPR for the remaining 75 percent of the portfolio. Other key economic assumptions used to measure the retained interests as of December 31, 2001 were:

Weighted-average life	2.16 years
Expected credit losses	Ranging between 0.2% and 20.0% per year
Residual cash flows discount rate	14.0%

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — INVESTMENT SECURITIES—Continued

RBC Centura performed a shock analysis upon the value of the retained interest to identify the impact upon the valuation of the residual of a 10 and a 20 percent adverse change in the assumptions used for prepayment speed, expected credit losses, and the discount rate. These changes were determined not to have a material impact upon the carrying value of the retained interest.

NOTE 5 — LOANS

As part of the application of purchase accounting, a premium of $70.8 million was recorded during the second quarter of 2001 as a fair value adjustment to the loan portfolio and is being amortized on a straight line basis over the average life of the loans. Most of RBC Centura’s loans are with customers located in North Carolina, South Carolina and the Hampton Roads region of Virginia. A summary of loans at December 31 follows:

	2001	2000
	(thousands)
Commercial, financial, and agricultural	$2,209,478	$2,067,962
Consumer	566,450	571,375
Real estate — mortgage	3,564,239	3,646,786
Real estate — construction and land development	1,065,979	1,025,597
Leases	193,962	254,858
Other	119,765	105,113

Total loans, net of unearned income	$7,719,873	$7,671,691

Included in the above:
Nonaccrual loans	$67,615	$48,475
Accruing loans past due ninety days or more	10,410	12,338

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

The Bank makes loans to executive officers and directors of RBC Centura and the Bank and to their associates. It is management’s opinion that such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(thousands)
AFLL at beginning of year	$103,044	$104,275	$95,500	$91,894
AFLL related to loans transferred or sold	(549)	—	(368)	(556)
Allowance for acquired loans	—	—	—	605
Provision for loan losses	24,382	25,420	31,815	40,828
Charge-offs	(28,091)	(28,857)	(28,161)	(41,044)
Recoveries on loans previously charged-off	4,655	2,206	5,489	3,773

Net Charge-offs	(23,436)	(26,651)	(22,672)	(37,271)

AFLL at end of year	$103,441	$103,044	$104,275	$95,500

The following tables summarize individually impaired loan information as of December 31:

	2001	2000
	(thousands)
Individually impaired loans with related allowance	$27,387	$22,553
Individually impaired loans with no related allowance	13,558	10,327

Total individually impaired loans	$40,945	$32,880

Allowance on individually impaired loans	$7,022	$11,659

	2001	2000	1999
		(thousands)
Cash basis interest income	$143	$155	$141
Average impaired loan balance	38,259	24,109	24,160

NOTE 7 — MORTGAGE SERVICING RIGHTS

A summary of capitalized MSRs follows:

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year ended December 31, 2000
	(thousands)
Balance at beginning of period	$8,228	$6,517	$35,916
Purchase price premium amortization	(260)	—	—
MSRs capitalized	6,676	767	4,354
MSRs amortized	(1,673)	(328)	(4,243)
Sale of MSRs	—	—	(29,510)

Balance at end of period	$12,971	$6,956	$6,517

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — MORTGAGE SERVICING RIGHTS—Continued

During the third quarter of 2000 Predecessor sold a portion of its mortgage servicing portfolio, realizing a net gain of $13.1 million. The unpaid principal balance of the mortgage servicing portfolio sold amounted to approximately $2.1 billion. Predecessor continued to subservice these loans until April of 2001, at which time the subservicing was transferred.

NOTE 8 — PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2001	2000
	(thousands)
Land	$25,042	$23,002
Buildings	95,842	92,009
Buildings and equipment under capital lease	2,017	2,017
Leasehold improvements	29,054	19,536
Furniture, fixtures and equipment	151,187	145,872
Construction in progress	10,294	9,820

Total	313,436	292,256
Less: accumulated depreciation and amortization	150,234	134,297

Total premises and equipment	$163,202	$157,959

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

At December 31, 2001, future minimum lease payments under noncancelable operating leases were as follows (thousands):

2002	$10,335
2003	8,829
2004	8,290
2005	7,589
2006	6,467
Thereafter	28,325

Total minimum lease payments	$69,835

NOTE 9 — DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits were (thousands):

2002	$2,280,355
2003	412,718
2004	101,822
2005	37,803
2006 and thereafter	53,495

Total time deposits	$2,886,193

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — BORROWED FUNDS

At December 31, borrowed funds consisted of the following:

	2001	2000
	(thousands)
Federal funds purchased and securities sold under agreements to repurchase	$1,404,242	$1,174,981
Master notes	369,742	324,893
Federal Home Loan Bank (“FHLB”) Advances	—	25,000
U.S. Treasury demand note	51,081	31,737
Other	5,000	10,000

Total borrowed funds	$1,830,065	$1,566,611

At December 31, 2001, the Bank had $2.8 billion in total federal funds lines available. Federal funds purchased have maturities that range between maturing overnight to nine months. Maturities for outstanding repurchase agreements range from overnight to two months. Securities collateralizing repurchase agreements have been transferred to a third party or are held in segregated accounts. Master notes are issued by RBC Centura under a master agreement with a term not to exceed 270 days and mature on a daily basis. The Bank’s U.S. Treasury demand note is payable on demand and interest on borrowings under this arrangement is payable at 0.25 percent below the weekly federal funds rate as quoted by the Federal Reserve.

At December 31, 2001, $25 million of unused borrowings under an unsecured line of credit from a nonaffiliated bank was available to RBC Centura to provide for general liquidity needs. The rate on this line was 2.37 percent at year-end. This line is renewed on an annual basis.

The following table presents certain information for federal funds purchased and securities sold under agreements to repurchase:

	2001	2000	1999
	(thousands)
Federal Funds Purchased and Securities Sold Under Agreements To Repurchase:
Amount outstanding at December 31	$1,404,242	$1,174,981	$1,149,038
Average outstanding balance	1,528,251	1,199,143	1,028,347
Highest balance at any month-end	1,837,594	1,317,542	1,232,305
Interest expense	62,429	75,675	51,781
Approximate Weighted-Average Interest Rate:
During the year	4.08%	6.31%	5.04%
End of year	1.49	6.13	5.09

NOTE 11 — LONG-TERM DEBT

As part of the application of purchase accounting, a discount of $5.5 million was recorded during the second quarter of 2001 as a fair value adjustment to long-term debt and is being amortized on a straight line basis over the average life of the debt.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — LONG-TERM DEBT—Continued

Long-term debt consisted of the following at December 31:

	2001	2000
	(thousands)
Federal Home Loan Bank (“FHLB”) advances	$1,396,819	$839,111
Subordinated notes held by an affiliate	500,000	—
Capital securities	117,351	119,955
Bank notes	119,884	125,000
Obligations under capitalized leases	504	696
Other	2,868	—

Total long-term debt	$2,137,426	$1,084,762

RBC Centura’s maximum borrowing capacity with the FHLB is limited to 21 percent of the Bank’s total assets. At December 31, 2001, advances from the FHLB amounted to $1.4 billion, all of which were classified as long-term debt. At December 31, 2001, FHLB advances had maturities of up to 18 years with interest rates ranging between 1.0 percent and 6.2 percent. At December 31, 2000, FHLB advances had maturities of up to 19 years with interest rates ranging between 1.0 percent and 6.7 percent. RBC Centura has a blanket collateral agreement with the FHLB whereby RBC Centura maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances at least equal to, when discounted at 75 percent of the unpaid principal balance, 100 percent of the FHLB advances. Also, as a requirement for membership with the FHLB, RBC Centura must invest in FHLB stock in an amount equal to the greater of 1 percent of its mortgage related assets or 5 percent of its outstanding FHLB advances. At December 31, 2001 and 2000, RBC Centura owned 705,177 shares and 431,745 shares, respectively, of $100 par value FHLB stock. This stock is pledged as collateral against any advances extended to RBC Centura by the FHLB.

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

In June 1997, CCTI, a wholly-owned statutory business trust of RBC Centura, issued $100.0 million of capital securities maturing June 2027 bearing an interest rate of 8.845 percent. CCTI also issued $3.1 million of common securities to Predecessor. CCTI invested the proceeds of $103.1 million, generated from the capital securities and common securities issuances, in 8.845 percent junior subordinated deferrable interest debentures (“junior debentures”) issued by Predecessor, which upon consolidation are eliminated. The junior debentures, with a maturity date in June 2027, are the primary assets of CCTI. With respect to the capital securities, RBC Centura has irrevocably and unconditionally guaranteed CCTI’s obligations.

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — LONG-TERM DEBT—Continued

The trust preferred capital securities discussed above are included in tier 1 capital for regulatory capital adequacy requirements.

At December 31, 2001, maturities of long-term debt were as follows (thousands):

2002	$436,551
2003	93
2004	256,573
2005	41
2006	602,638
Thereafter	841,530

Total	$2,137,426

NOTE 12 — BENEFIT PLANS

RBC Centura sponsors a noncontributory, qualified defined benefit pension plan (the “Pension Plan”), a postretirement benefit plan, and defined contribution plans (401(k)) for the benefit of its employees. RBC Centura also has an Omnibus Supplemental Executive Retirement Plan (“SERP”) that provides various officers with certain benefits in excess of RBC Centura’s standard pension plan.

The Pension Plan was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain “grandfather” rules. As of April 30, 2001, no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan will be allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 — BENEFIT PLANS—Continued

The following table displays a reconciliation of the changes in the benefit obligation and the changes in the fair value of plan assets as well as a statement of the funded status of the plans as of December 31:

	Pension Plan Benefits		Postretirement Benefits		SERP Benefits
	2001	2000	2001	2000	2001	2000
	(thousands)
Reconciliation of Benefit Obligation
Net benefit obligation, January 1	$44,063	$41,570	$6,701	$6,291	$13,374	$13,207
Service cost	1,332	2,695	297	240	1,830	1,109
Interest cost	2,878	3,119	485	461	2,056	976
Participant contributions	—	—	290	260	—	—
Plan curtailment due to benefit freeze	(8,596)	—	—	—	—	—
Plan amendments	—	—	—	—	13,128	(4,250)
Actuarial loss/(gain)	4,554	464	78	44	(519)	3,194
Benefits paid	(4,130)	(3,785)	(645)		(743)	(862)

Net benefit obligation, December 31	$40,101	$44,063	$7,206	$6,701	$29,126	$13,374

Reconciliation of Fair Value of Plan Assets*
Fair value, January 1	$36,450	$36,529	$—	$—	$—	$—
Actual return on plan assets	(3,983)	(260)	—	—	—	—
Employer contributions	125	3,966	355	335	743	862
Participant contributions	—	—	290	260	—	—
Benefits paid	(4,130)	(3,785)	(645)	(595)	(743)	(862)

Fair value, December 31	$28,462	$36,450	$—	$—	$—	$—

Funded Status
Funded status, December 31	$(11,639)	$(7,613)	$(7,206)	$(6,701)	$(29,126)	$(13,374)
Unrecognized net transition obligation	—	1	—	2,663	—	—
Unrecognized prior service cost	—	2,168	—	143	—	(3,200)
Unrecognized actuarial loss/(gain)	3,800	7,727	102	342	(519)	4,383

Net amount recognized	$(7,839)	$2,283	$(7,104)	$(3,553)	$(29,645)	$(12,191)

*	The assets of the pension plan are invested primarily in mutual funds and corporate bonds and debentures.

The following table sets forth amounts recognized in the consolidated financial statements for the years ended December 31:

	Pension Plan Benefits		Postretirement Benefits		SERP Benefits
	2001	2000	2001	2000	2001	2000
	(thousands)
Accrued benefit liability	$(7,839)	$—	$(7,104)	$(3,553)	$(29,645)	$(12,284)
Prepaid benefit cost	—	2,283	—	—	—	—
Intangible asset	—	—	—	—	—	93

Net amount recognized	$(7,839)	$2,283	$(7,104)	$(3,553)	$(29,645)	$(12,191)

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 — BENEFIT PLANS—Continued

The components of net periodic pension cost for the years ended December 31 are as follows:

	Pension Plan Benefits			Postretirement Benefits			SERP Benefits
	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(thousands)
Service cost	$1,332	$2,695	$2,884	$297	$240	$282	$1,830	$1,109	$906
Interest cost	2,878	3,119	3,061	485	461	420	2,056	976	909
Expected return on assets	(2,822)	(3,193)	(3,166)	—	—	—	—	—	—
Amortization of:
Transition asset	62	(105)	(107)	93	222	222	—	—	—
Prior service cost	—	238	239	7	16	15	—	(701)	95
Actuarial loss/(gain)	128	—	158	—	—	—	—	1,279	(19)

Net periodic benefit cost	$1,578	$2,754	$3,069	$882	$939	$939	$3,886	$2,663	$1,891

In accounting for the above plans, the following assumptions were used:

	Pension Plan Benefits			Postretirement Benefits				SERP Benefits
	2001	2000	1999	2001		2000	1999	2001	2000	1999
	(thousands)
Weighted-average discount rate	7.25%	7.50%	7.50%	7.25%		7.50%	7.50%	7.25%	7.50%	7.50%
Expected return on plan assets	9.00	8.50	8.50	—		—	—	—	—	—
Rate of compensation increase	5.50	5.50	5.50	—		—	—	5.50	5.50	5.50
Assumed health care cost trend rate	—	—	—	10.00	*	5.50	5.50	—	—	—

*	A 10% annual rate of increase was assumed for 2001 with the rate gradually decreasing to 5% in 2006 and remaining level thereafter.

The health care cost trend rate assumption may have a significant effect on the amount reported. Increasing or decreasing the assumed health care cost trend rate by one percentage point would have the following impact:

	1% Increase	1% Decrease
	(thousands)
Effect on:
Service and interest cost components of net periodic postretirement benefit cost	$119	$(109)
Accumulated postretirement benefit obligation	1,578	(1,454)

In addition to the expense incurred with the above plans, RBC Centura also incurs expense for other employee benefit plans. The amounts expensed for these plans for the years ended December 31 are as follows:

	2001	2000	1999
		(thousands)
401(k) plans	$5,324	$3,965	$2,958
Sales commissions	15,339	14,646	14,348
EVA-based incentive compensation	7,387	2,956	—

Total	$28,050	$21,567	$17,306

RBC Centura’s sales incentive plan rewards all sales officers for the value of products and services sold after covering the costs of their individual salaries, benefits, and other direct costs of producing new business. The Economic Value Added (“EVA®1“) incentive program provides for a total EVA incentive pool for all non-sales employees based upon meeting EVA targets. Calculation of the target incorporates the ability of current net operating profits after tax to cover the annual cost of capital utilized. This plan was eliminated at the end of 2001 and replaced with other incentive arrangements. Other miscellaneous bonus and incentive awards are made primarily under individual contracts.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — STOCK OPTIONS, STOCK AWARDS AND SHAREHOLDER’S EQUITY

In connection with the acquisition of Predecessor by Royal Bank all shares of Predecessor were converted into 1.684 common shares of Royal Bank. The value of the transaction amounted to $2.2 billion and resulted in a corresponding shareholder’s equity balance at the close of business on June 5, 2001. The acquisition by Royal Bank resulted in the immediate vesting of 1.5 million options. All options were either cashed out or forfeited as a result of the merger, with the related expense recognized by Predecessor of $25.0 million for stock option payouts included within the overall merger accrual, as detailed in Note 3.

Predecessor previously offered various stock based compensation plans to select employees. At December 31, 2000 and 1999 Predecessor had approximately 280,000 and 1.2 million shares, respectively, of its authorized but unissued common stock reserved for its two stock-based compensation plans: the Omnibus Equity Compensation Plan (“Omnibus Plan”) and the Directors’ Deferred Compensation Plan (“Directors’ Plan”).

A summary of stock option transactions occurring in prior years under these plans follows:

	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	2,602,190	$43.06	2,337,843	$31.74
Granted	1,447,374	35.72	833,116	60.96
Exercised	351,976	16.42	459,366	15.40
Forfeited	471,353	60.56	109,403	53.67

Outstanding at December 31	3,226,235	39.13	2,602,190	43.06

Exercisable at December 31	1,321,060	$31.19	1,315,680	$25.99

Under APB 25, Predecessor expensed approximately $1.1 million in 2000 and $3.1 million in 1999 for employee stock awards and stock option grants. If Predecessor had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS 123, net income and earnings per share would have been as follows:

	2000		1999
	Pro Forma	As Reported	Pro Forma	As Reported
	(thousands)
Net income	$95,168	$98,755	$129,184	$130,337

The weighted-average fair values of options granted during 2000 and 1999 were $10.26 and $17.67 per share, respectively. In determining the pro forma disclosure of net income, the fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Directors/Employee Deferred	EVA Leveraged Options	Other
2000
Risk free interest rates	6.03%	5.94%	5.94%
Dividend yield	3.38	3.38	3.38
Volatility	26.00	26.00	26.00
Expected lives (in years)	3.21	5.57	5.57
1999
Risk free interest rates	5.64%	5.68%	5.68%
Dividend yield	1.99	1.99	1.99
Volatility	24.24	24.24	24.24
Expected lives (in years)	3.09	5.46	5.46

[1]	EVA is a registered trademark of Stern, Stewart & Co.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — STOCK OPTIONS, STOCK AWARDS AND SHAREHOLDER’S EQUITY—Continued

The effects of applying SFAS 123 in the pro forma disclosures are not indicative of future amounts.

Cash dividends paid by Predecessor were $0.70, $1.34, and $1.25 on a per share basis during 2001, 2000, and 1999, respectively, before giving effect to mergers accounted for as pooling-of-interests.

NOTE 14 — OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

	(thousands)
Marketing, advertising, and public relations	$4,090	$3,996	$7,478	$7,827
Stationery, printing, and supplies	3,743	2,872	7,521	7,891
Postage	2,485	1,814	4,477	4,487
Telephone	6,637	5,693	12,720	11,950
FDIC insurance	794	602	1,313	1,593
Fees for outsourced services	13,772	9,718	19,026	17,009
Legal and professional fees	9,930	7,522	14,284	14,544
Other administrative	6,448	4,975	11,967	11,880
Other	16,826	26,213	27,764	29,530

Total other operating expense	$64,725	$63,405	$106,550	$106,711

NOTE 15 — INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were:

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

	(thousands)
Current:
Federal	$30,725	$(4,275)	$36,314	$52,830
State	202	463	4,734	4,562

	30,927	(3,812)	41,048	57,392

DEFERRED:
Federal	1,465	4,160	15,768	7,461
State	1,241	87	(720)	1,281

	2,706	4,247	15,048	8,742

Total income tax expense	$33,633	$435	$56,096	$66,134

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 — INCOME TAXES—Continued

Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

	RBC Centura		Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Federal statutory rate	35.00%	35.00%	35.00%	35.00%
Non-taxable income	(4.91)	5.71	(4.06)	(2.41)
Acquisition adjustments, net	18.20	(27.59)	2.47	1.12
State income tax, net of federal benefit	1.33	(0.70)	1.67	2.12
Other, net	(1.48)	(13.28)	1.15	(2.17)

Effective tax rate	48.14%	(0.86)%	36.23%	33.66%

Included in the Other category for 1999 are adjustments reducing the effective tax rate by approximately 1.7 percent resulting from adjustments from expected recoverable amounts.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are summarized as follows:

	RBC Centura 2001	Predecessor 2000

	(thousands)
Deferred Tax Assets:
Loan loss reserve	$39,879	$41,176
Other reserves	14,763	6,475
Deferred compensation	23,590	15,002
Other assets	10,549	7,167

Gross deferred tax assets	88,781	69,820
Deferred Tax Liabilities:
Premises and equipment	5,144	3,379
Deposits	69,286	—
Employee retirement plans	—	1,018
Investment securities	12,160	3,167
Leasing activities	87,663	65,280
Lending activities	17,656	—
Other liabilities	17,493	35,614
Unrealized investment securities gains	18,837	13,514

Gross deferred tax liabilities	228,239	121,972

Net deferred tax liability	$(139,458)	$(52,152)

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Derivatives

RBC Centura enters into forward commitments to sell securitized mortgages to reduce the Bank’s exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale (“MLHFS”) and unfunded residential mortgage loans for which the Bank has committed to extend credit and ultimately sell to the secondary market. The Bank had forward commitments totaling $115.0 million and $53.0 million outstanding at December 31, 2001 and 2000, respectively. These forward commitments are set at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. These forward commitments have been determined to be derivatives under SFAS 133 and therefore recorded on the balance sheet at fair value. The value of these commitments was $1.1 million at December 31, 2001 and was recorded in other assets. Pipeline loans, representing unfunded residential mortgage loans for which the Bank has committed to extend credit that will either be sold or retained in the portfolio, totaled $144.5 million and $34.7 million at December 31, 2001 and 2000, respectively. The market value of the pipeline loans was also recorded on the balance sheet during 2001 in accordance with SFAS 133. Pipeline loans are valued at fair value, which amounted to approximately $643,000 at December 31, 2001 and was recorded within other liabilities.

In connection with its asset/liability management program, RBC Centura has entered into interest rate swap, cap, and floor arrangements with other counterparties. RBC Centura does not trade the instruments, and RBC Centura’s policy governing the use of these instruments, as approved by RBC Centura’s Board of Directors, does not contemplate speculation of any kind. It is not management’s intent to enter into any speculative transactions.

Interest rate swap agreements are used to reduce funding costs, allow RBC Centura to utilize diversified funding sources, and manage interest rate risk with the objective of stabilizing RBC Centura’s net interest income over time. These swaps are used to convert the fixed interest rates (or variable rates) on designated investment securities, loans, and long-term debt to variable interest rates (or fixed rates). RBC Centura also enters into swaps in which both interest rates are floating in order to reduce its basis risk with respect to a given index.

During 2000, Predecessor terminated certain derivative contracts and deferred the resulting net gains amounting to $3.2 million. The net gains are being amortized over the shorter of the life of the derivative instrument or the hedged item. See discussion with respect to adoption of SFAS 133 in the Derivative Financial Instruments section of Note 1.

Interest rate swap agreements are summarized below:

	RBC Centura		Predecessor
	2001		2000
	Notional Amount	Estimated Fair Value Gain/(Loss)	Notional Amount	Estimated Fair Value Gain/(Loss)
	(Thousands)
Corporation pays fixed/receives variable	$150,205	$(4,763)	$43,145	$(1,020)
Corporation pays variable/receives fixed	70,570	2,814	297,000	1,204

Total interest rate swaps	$220,775	$(1,949)	$340,145	$184

Swaps are carried on the balance sheet as components of other assets and other liabilities.

RBC Centura, on a limited basis, also utilizes financial futures contracts and exchange traded options on financial futures contracts to reduce interest rate risk in the AFS portfolio. At December 31, 2001, RBC Centura had no open financial futures contracts or exchange traded options on financial futures contracts.

The risks generally associated with these derivative financial instruments are the risk that the counterparty in the agreement may default (“credit risk”), the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party (“market risk”), and the risk that amounts due to RBC Centura

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES—Continued

previously reflected in the consolidated balance sheets may not be received as a result of the default. RBC Centura’s derivative financial instruments have been entered into with nationally recognized commercial and investment banking firms. As such, RBC Centura does not currently anticipate nonperformance by the counterparties. Additionally, to mitigate credit risks, RBC Centura’s derivative contracts are generally governed by master netting agreements and, where appropriate, RBC Centura may obtain collateral in the form of rights to securities. The master netting agreements provide for net settlement of covered contracts with the same counterparty in the event of default by the other party.

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

Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to RBC Centura’s standard credit approval and monitoring process. RBC Centura’s exposure to credit risk is represented by the contractual amount of the commitment to extend credit. In the opinion of management, there are no material commitments to extend credit that represent unusual risks. See the derivatives section above for discussion of commitments to extend credit to mortgage borrowers.

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

RBC Centura evaluates the collateral required for each extension of credit on a case-by-case basis following the same guidelines set forth in normal lending policy. The majority of commitments to extend credit and letters of credit are secured, primarily with liquid financial instruments such as certificates of deposit or income producing assets. If these commitments are drawn, RBC Centura will obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — DERIVATIVES, COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES—Continued

In addition, various other legal proceedings against RBC Centura and its subsidiaries have arisen from time to time in the normal course of business. RBC Centura believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of RBC Centura or its subsidiaries, taken as a whole.

Note 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time RBC Centura’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of RBC Centura’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

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

The following table presents the carrying values and estimated fair values of RBC Centura’s financial instruments as of December 31 for those financial instruments whose fair values do not approximate their carrying value:

	RBC Centura		Predecessor
	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(thousands)
Loans, net	$7,616,432	$7,694,727	$7,567,416	$7,741,968
Deposits	7,383,060	7,412,195	7,707,140	7,735,098
Long-term debt	2,137,426	2,199,252	1,084,762	1,131,281

See Note 16 for information regarding the fair value of RBC Centura’s derivative financial instruments at December 31, 2001 and 2000, Note 7 for information regarding the fair value of RBC Centura’s capitalized mortgage servicing rights and Note 4 for investment securities fair values.

NOTE 18 — SEGMENT INFORMATION

RBC Centura has two reportable segments: retail banking and treasury. These segments represent business units that are managed separately. The retail banking segment includes commercial loans, retail loans, retail lines of credit, credit cards, transaction deposits, time deposits, master notes and repurchase agreements, and mortgage servicing and origination. The retail bank offers a wide array of products to individuals, small businesses, and commercial customers. These products are primarily offered through RBC Centura’s 239 banking centers and are also offered through the RBC Centura Highway, the Bank’s multifaceted customer access system that includes telephone banking, an extensive ATM network, PC banking, online bill payment and the bank’s suite of Internet products and services. Treasury is responsible for RBC Centura’s asset/liability management including managing RBC Centura’s investment portfolio.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 — SEGMENT INFORMATION—Continued

Business lines which do not fall within the two categories mentioned above are classified as “other.” They include the asset management division, leasing division, RBC Centura Securities, Inc., and insurance products. RBC Centura’s asset management division provides trust and fiduciary services as well as retirement plan design and administration. RBC Centura’s leasing division offers equipment leasing products while RBC Centura Securities, Inc. offers a competitive line of brokerage services. RBC Centura divested its personal and commercial insurance business lines in 2001 and now offers credit related and life insurance products, primarily through affiliates. The 49 percent equity interest in FGHE, was also included in “other” until the interest was divested in the third quarter of 2001. See Note 21 for further discussion of the divestiture of the interest in FGHE.

To assess the performance of its segments, management utilizes an internal business unit profitability report whose data is derived from an internal profitability measurement system. This report is compiled using information that reflects the underlying economics for the business segments, therefore, information reported may not be consistent with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). The accounting policies for the business unit profitability reports differ from those described in the Summary of Significant Accounting Policies (see Note 1) in that certain items are accounted for on a cash basis rather than an accrual basis and certain management allocations have been made for overhead expenses, transfer pricing and capital. Additionally, consideration is not given to amortization of intangible assets. These adjustments have been eliminated to arrive at the consolidated totals prepared in accordance with GAAP.

Royal Bank acquired RBC Centura on June 5, 2001, and in accordance with “push-down” accounting established a new basis of accounting in RBC Centura’s financial statements. It is generally not appropriate to combine pre and post “push down” periods; however, to make this presentation more meaningful the following information is presented for the year ended December 31, 2001. Financial information by segment as of and for the years ended December 31 follows:

	2001
	Retail	Treasury	Other	Total	Adjustments		Consolidated
	(thousands)
Interest income	$546,846	$225,112	$26,725	$798,683	$11,323	(A)	$810,006
Interest expense	250,914	126,065	5,587	382,566	(7,471	)(A)	375,095
Funds transfer pricing allocation	51,307	(43,704)	(11,508)	(3,905)	3,905	(B)	—

Net interest income	347,239	55,343	9,630	412,212	22,699		434,911
Provision for loan losses	43,676	—	5,948	49,624	178	(C)	49,802

Net interest income after provision for loan losses	303,563	55,343	3,682	362,588	22,521		385,109
Noninterest income	127,122	676	47,075	174,873	29,528	(A)	204,401
Noninterest expense	298,158	9,733	89,607	397,498	172,891	(A)	570,389

Income before income taxes	132,527	46,286	(38,850)	139,963	(120,842)		19,121
Income tax expense/(benefit)	49,590	4,665	3,219	57,474	(23,406	)(C)	34,068

Net income	$82,937	$41,621	$(42,069)	$82,489	$(97,436)		$(14,947)

Period-end assets	$6,950,486	$3,975,120	$410,324	$11,335,930	$2,576,655	(D)	$13,912,585

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 — SEGMENT INFORMATION—Continued

	2000
	Retail	Treasury	Other	Total	Adjustments		Consolidated
	(thousands)
Interest income	$625,391	$228,585	$29,478	$883,454	$10,739	(A)	$894,193
Interest expense	318,112	132,436	3,610	454,158	19,957	(A)	474,115
Funds transfer pricing allocation	62,502	(73,302)	(12,672)	(23,472)	23,472	(B)	—

Net interest income	369,781	22,847	13,196	405,824	14,254		420,078
Provision for loan losses	18,582	—	4,066	22,648	9,167	(C)	31,815

Net interest income after provision for loan losses	351,199	22,847	9,130	383,176	5,087		388,263
Noninterest income	122,072	807	42,046	164,925	(19,205	)(A)	145,720
Noninterest expense	284,849	11,091	36,215	332,155	46,977	(A)	379,132

Income before income taxes	188,422	12,563	14,961	215,946	(61,095)		154,851
Income tax expense/(benefit)	54,954	(3,348)	2,401	54,007	2,089	(C)	56,096

Net income	$133,468	$15,911	$12,560	$161,939	$(63,184)		$98,755

Period-end assets	$6,838,848	$3,285,359	$207,722	$10,331,929	$1,150,080	(D)	$11,482,009

	1999
	Retail	Treasury	Other	Total	Adjustments		Consolidated
	(thousands)
Interest income	$545,815	$204,414	$40,497	$790,726	$18,430	(A)	$809,156
Interest expense	277,450	101,837	3,470	382,757	7,674	(A)	390,431
Funds transfer pricing allocation	71,997	(64,138)	(22,664)	(14,805)	14,805	(B)	—

Net interest income	340,362	38,439	14,363	393,164	25,561		418,725
Provision for loan losses	35,492	—	3,668	39,160	1,668	(C)	40,828

Net interest income after provision for loan losses	304,870	38,439	10,695	354,004	23,893		377,897
Noninterest income	120,609	1,671	49,325	171,605	(708	)(A)	170,897
Noninterest expense	265,970	20,479	34,975	321,424	30,899	(A)	352,323

Income before income taxes.	159,509	19,631	25,045	204,185	(7,714)		196,471
Income tax expense/(benefit)	44,256	3,576	4,712	52,544	13,590	(C)	66,134

Net income	$115,253	$16,055	$20,333	$151,641	$(21,304)		$130,337

Period-end assets	$6,677,039	$3,349,402	$397,548	$10,423,989	$962,693	(D)	$11,386,682

(A)	Reconciling item reflects adjustments that are necessary to reconcile to consolidated totals.
(B)	Reconciling item relates to the elimination of funds transfer pricing credits and charges.
(C)	Reconciling item adjusts balances from cash basis to accrual method of accounting.
(D)	Reconciling item relates to assets not allocated to segments including premises and equipment, cash and due from banks, other assets and goodwill.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 — PARENT COMPANY FINANCIAL DATA

RBC Centura’s principal asset is its investment in the Bank and its primary sources of income are dividends and management fees from the Bank. Condensed financial statements for the parent company are as follows:

Balance Sheets

	RBC Centura	Predecessor
	December 31,
	2001	2000
	(thousands)
Assets
Cash and deposits in banks	$269,911	$211,770
Investment securities available for sale (cost of $151,656 and $137,733, respectively)	157,466	138,163
Loans to affiliate	5,544	74,752
Investment in wholly-owned subsidiary, bank	2,314,444	950,744
Investment in wholly-owned subsidiary, other	4,890	6,387
Other assets	26,410	48,754

Total assets	$2,778,665	$1,430,570

Liabilities and Shareholder’s Equity
Junior subordinated debentures with affiliate	$123,929	$123,666
Other liabilities	401,051	350,479
Shareholder’s equity	2,253,685	956,425

Total liabilities and shareholder’s equity	$2,778,665	$1,430,570

Income Statements

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

	(thousands)
Income
Dividends from subsidiaries	$274	$27,761	$153,457	$91,541
Other	21,409	23,535	39,933	29,688

Total income	21,683	51,296	193,390	121,229

Expense
Interest	9,951	9,700	27,042	23,699
Provision for loan losses	—	2,300	—	—
Loss on equity investment	—	26,277	—	—
Merger-related and other significant changes	—	76,101	—	—
Other	10,420	6,784	14,735	12,452

Total expenses	20,371	121,162	41,777	36,151

Income before income taxes and equity in undistributed net income of subsidiaries	1,312	(69,866)	151,613	85,078
Income tax (benefit)/expense	(3,335)	(20,196)	105	(2,753)

Income before equity in undistributed net income of subsidiaries	4,647	(49,670)	151,508	87,831
Equity in undistributed net income of wholly-owned subsidiaries	31,588	(1,512)	(52,753)	42,506

Net income	$36,235	$(51,182)	$98,755	$130,337

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 — PARENT COMPANY FINANCIAL DATA—Continued

The loss on equity investment does not include the loss of $15.9 million incurred by the Bank on the FGHE debenture for other than temporary impairment. Refer to Note 21 for a description of the divestiture of the interest in FGHE.

Statements of Cash Flows

	RBC Centura	Predecessor
	June 6, 2001 through December 31, 2001	January 1, 2001 Through June 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

	(thousands)
Cash Flows From Operating Activities
Net income	$36,235	$(51,182)	$98,755	$130,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses with affiliate	—	2,300	—	—
Depreciation and amortization	(102)	129	2,655	1,630
Losses/(gains) on sales of investment securities	212	(4,635)	(713)	1,725
(Increase)/decrease in equity in undistributed net income of subsidiary	(33,542)	1,701	50,023	(42,506)
Other	(35,459)	69,339	8,244	(371)

Net cash (used)/provided by operating activities	(32,656)	17,652	158,964	90,815

Cash Flows From Investing Activities
Net (increase)/decrease in investment in non-bank subsidiary	(2,084)	—	1,730	—
Net decrease/(increase) in loan with affiliate	113,857	(46,949)	(27,905)	24,461
Purchases of securities available for sale	(17,563)	(123,711)	(108,350)	—
Sales, maturities and issuer calls of securities available for sale	22,074	111,907	3,452	15,775
Investment in FGHE	—	—	(170)	(490)
Net cash paid in mergers, acquisitions and divestitures	—	—	—	(25,716)
Other	(8,571)	—	(10,042)	—

Net cash provided/(used) by investing activities	107,713	(58,753)	(141,285)	14,030

Cash Flows From Financing Activities
Net increase in borrowings	34,489	4,835	9,064	24,625
Issuance of common stock, net	—	12,622	6,083	8,340
Repurchase of common stock	—	—	(20,806)	(36,385)
Cash dividends paid	—	(27,761)	(53,189)	(44,556)
Other	—	—	9	—

Net cash provided/(used) by financing activities	34,489	(10,304)	(58,839)	(47,976)

Increase/(decrease) in cash	109,546	(51,405)	(41,160)	56,869
Cash, beginning of period	160,365	211,770	252,930	196,061

Cash, end of period	$269,911	$160,365	$211,770	$252,930

Supplemental Disclosures Of Cash Flow Information
Stock issued for acquisitions and other stock issuances, net	$—	$6,631	$8,259	$14,647
Unrealized securities gains (losses), net of parent and subsidiary	48,602	(20,148)	99,617	(81,062)

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 — REGULATORY MATTERS

RBC Centura and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of a noninterest-bearing reserve balance at the Federal Reserve Bank of Richmond (“FRB”), restrict dividend payments, and establish guidelines for minimum capital levels. At December 31, 2001, RBC Centura was required to maintain a minimum balance with the FRB in the amount of $28.4 million. Subject to the regulatory restrictions, the Bank had $30.9 million available from its retained earnings at December 31, 2001 for the payment of dividends from the Bank to RBC Centura without obtaining prior regulatory approval. The Bank is prohibited, by law, from paying dividends from its capital stock account. The Bank’s capital account totaled $78.2 million at December 31, 2001.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets to which RBC Centura and the Bank are subject. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on RBC Centura’s consolidated financial statements.

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

	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2001	2000	2001	2000
	(thousands)
Total Capital (to Risk-Weighted Assets)
RBC Centura	$1,547,330	$1,123,190	16.5%	12.7%	8.0%	Not Applicable
RBC Centura Bank	1,460,476	1,022,849	15.7	11.8	8.0	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
RBC Centura	$961,226	$919,483	10.2%	10.4%	4.0%	Not Applicable
RBC Centura Bank	905,283	793,625	9.7	9.1	4.0	6.0%
Tier 1 Leverage (to Average Assets)
RBC Centura	$961,226	$919,483	7.8%	8.1%	4.0%	Not Applicable
RBC Centura Bank	905,283	793,625	7.5	7.2	4.0	5.0%

NOTE 21 — STRATEGIC EXITING OF CERTAIN MORTGAGE BUSINESSES

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

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21 — STRATEGIC EXITING OF CERTAIN MORTGAGE BUSINESSES—Continued

During the second quarter of 2001, Predecessor also purchased an outstanding FGHE debenture from an unaffiliated third party for which Predecessor was providing backup credit support. This purchase did not change Predecessor’s credit exposure.

In the second quarter, based on FGHE’s inability to access the securitization market and FGHE’s limited success in selling loans in the whole-loan market, management informed FGHE of management’s intention to not further extend credit support or financing activities. Management estimated the cash flows to be received from FGHE in future periods to be inadequate for the full recovery of its investment and the debentures discussed above. During the second quarter of 2001, a charge to earnings totaling $42.2 million, pre-tax, for other than temporary impairment was recorded as a loss on equity investment in the statement of operations. In addition, $2.3 million of unsecured loans to FGHE were charged off, and a $2.1 million provision for loan losses was recorded related to these loans. During the third quarter of 2001, RBC Centura recognized a recovery of $1.6 million for FGHE loans previously charged off and sold the FGHE equity interest resulting in no gain or loss.

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

NOTE 22 — RELATED PARTY TRANSACTIONS

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

The Pension Plan, prior to the acquisition of Predecessor by Royal Bank, was amended to cease benefit accruals effective April 30, 2001 for all participants except those who satisfy certain “grandfather” rules. As of April 30, 2001 no additional employees were to become eligible to participate in the Pension Plan. As a result of the merger with Royal Bank, the Pension Plan was merged into the corresponding frozen pension plan of Royal Bank on December 31, 2001. Costs associated with the merged plan will be allocated to RBC Centura as if the plan continued to operate on a stand-alone basis.

RBC Centura entered into certain contracts during 2001 with Royal Bank to receive operational assistance. RBC Centura offers telephonic banking through its multifaceted customer access system, RBC Centura Highway. Royal Bank offers assistance to RBC Centura in administering this service by providing support for all calls requiring agent assistance. RBC Centura pays Royal Bank a set monthly fee for these support services, the total of which amounted to $561,000 during 2001. Royal Bank also provides assistance to RBC Centura in the provision of services relating to RBC Centura’s retail credit card lending. Under this agreement, services provided by Royal Bank to RBC Centura include account servicing, operational strategy consultation, and customer service. Expenses incurred during 2001 for services provided under this agreement amounted to $451,000.

The Builder Finance Group (“Builder Finance”), a division of Prism Mortgage Company (“Prism”), an indirect, wholly-owned subsidiary of Royal Bank, provides loan servicing to RBC Centura for certain commercial construction loans. Builder Finance is compensated at a market rate, which is applied to the total committed loan value at the end of each month. Expenses generated by the provision of this servicing activity during 2001 amounted to $717,000.

RBC CENTURA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22 —RELATD PARTY TRANSACTIONs—Continued

During the fourth quarter of 2001 and the first quarter of 2002, RBC Centura filed applications with the Board of Governor’s of the Federal Reserve System and other applicable regulatory authorities to acquire Prism, RBC Trade Finance (USA), Inc. (“TFI”) and SFNB, three indirect, wholly-owned subsidiaries of Royal Bank. RBC Centura previously acquired assets and liabilities from SFNB as described in Note 3. Prism is primarily engaged in the business of originating, selling and brokering the sale of residential mortgage loans while its Builder Finance Group is involved in originating and servicing commercial residential real estate loans. TFI provides financing to U.S. subsidiaries of clients of Royal Bank. Management expects approval of all applications associated with these acquisitions by the third quarter of 2002.

NOTE 23 — SUBSEQUENT EVENTS (UNAUDITED)

On March 26, 2002, Royal Bank and RBC Centura announced that they executed a merger agreement (the “Merger Agreement”) relating to the acquisition of Eagle Bancshares, Inc. (“Eagle”). The Merger Agreement provides for a direct or indirect wholly-owned subsidiary of RBC Centura to merge with and into Eagle. Eagle has assets totaling approximately $1.2 billion and is headquartered in Atlanta, Georgia. Under the terms of the agreement, each outstanding share of Eagle common stock will be converted into the right to receive $26.00 upon consummation of the merger. The estimated value of the transaction is approximately $153 million. The acquisition is subject to regulatory and Eagle shareholder approvals and other customary closing conditions. The transaction is expected to be completed by third quarter 2002.

ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Information is incorporated by reference to Form 8-K dated December 17, 2002 as filed with the Securities and Exchange Commission.

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

Item 14.     Disclosure Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, And Reports On Form 8-K

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

(b) Current Reports on Form 8-K

On December 17, 2002, RBC Centura filed a current report on Form 8-K announcing a change in the registrant’s certifying accountants.

(c) Exhibits

Restated Articles of Incorporation of RBC Centura Banks, Inc.

Amended and Restated Bylaws of RBC Centura Banks, Inc.

Specimen certificate of RBC Centura common stock

Amended and Restated Trust Agreement between Centura Banks, Inc., dated as of June 2, 1997, as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Trustee, and the Administrative Trustees named therein relating to $100 million Centura Capital Trust I, 8.845% Capital Securities, Series A (the “Capital Securities”)

Guarantee Agreement, dated June 2, 1997, between Centura Banks, Inc., Guarantor, and State Street Bank and Trust Company, as Guarantee Trustee, relating to the Capital Securities

Junior Subordinated Indenture, dated June 2, 1997, between Centura Banks, Inc. and State Street Bank and Trust Company, as Trustee relating to $103.1 million of 8.845% Junior Subordinated Deferred Interest Debentures of the Corporation

Agreement and Plan of Merger, dated as of January 26, 2001 by and between Centura Banks, Inc. and Royal Bank of Canada

Stock Option Agreement, dated as of January 26, 2001, by and between Centura Banks, Inc. and Royal Bank of Canada

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO PAUL S. MUSGROVE, CHIEF FINANCIAL OFFICER OF RBC CENTURA BANKS, INC.

RBC Centura agrees to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RBC Centura Banks, Inc. has duly caused this report to be signed on the 27th day of March, 2003, on its behalf by the undersigned, thereunto duly authorized.

RBC CENTURA BANKS, INC.

By:	/s/ JAMES T. RAGER	By:	/s/ PAUL S. MUSGROVE
	James T. Rager		Paul S. Musgrove
	Chairman of the Board		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RBC Centura Banks, Inc. and in the capacities indicated on the 27th day of March, 2003.

Name	Title
/s/ JAMES T. RAGER	Chairman of the Board, Director
James T. Rager

/s/ H. KEL LANDIS III	Chief Executive Officer, Director
H. Kel Landis III

/s/ JON R. LEGG	President, Director
Jon R. Legg

/s/ PETER W. CURRIE	Director
Peter W. Currie

/s/ SCOTT M. CUSTER	Director
Scott M. Custer

/s/ HAROLD A. DAWSON JR.	Director
Harold A. Dawson Jr.

/s/ W. CAROL FULGHUM	Controller
W. Carol Fulghum

/s/ O. TRACY PARKS, III	Director
O. Tracy Parks, III

/s/ WILLIAM H. REDDING, JR.	Director
William H. Redding, Jr.

/s/ CECIL W. SEWELL, JR.	Director
Cecil W. Sewell, Jr.

CERTIFICATIONS

I, H. Kel Landis, III certify that:

1.	I have reviewed this annual report on Form 10-K of RBC Centura Banks, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ H. KEL LANDIS, III
H. Kel Landis, III Chief Executive Officer

CERTIFICATIONS

I, Paul Musgrove, certify that:

1.	I have reviewed this annual report on Form 10-K of RBC Centura Banks, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ PAUL S. MUSGROVE
Paul S. Musgrove Chief Financial Officer

RBC CENTURA BANKS, INC.

EXHIBIT LIST

Exhibit Number	Description of Exhibit	Sequential Page Number
3.1	Amended and Restated Articles of Incorporation of RBC Centura Banks, Inc.	*(3.1)
3.2	Amended and Restated Bylaws of RBC Centura Banks, Inc.	*(3.2)
4.1	Specimen certificate of RBC Centura common stock	*(4.1)
4.2

Amended and Restated Trust Agreement between RBC Centura Banks, Inc., dated as of June 2, 1997 as Depositor, State Street Bank and Trust Company, as Property Trustee, Delaware Trust Capital Management, as Trustee, and the Administrative Trustees named therein relating to $100 million Centura Capital Trust I, 8.845% Capital Securities, Series A (the “Capital Securities”)

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

*4.5(1)
4.5	Instrument defining the rights of the holders of the corporation’s long-term debt	*4.6(2)
10.1	Agreement and Plan of Merger, dated as of January 26, 2001, by and between RBC Centura Banks, Inc. and Royal Bank of Canada	*99.1(3)
10.2	Stock Option Agreement, dated as of January 26, 2001, by and between RBC Centura Banks, Inc. and Royal Bank of Canada	*99.2(3)

*	Incorporation by reference from the following document as noted:
1)	Included as the identified exhibit to RBC Centura Banks, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
2)	RBC Centura Banks, Inc. agrees to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries long-term debt.
3)	Included as the identified exhibit to RBC Centura Banks, Inc. Form 8-K filed February 2, 2001.