Form 10-Q
period 2003-03-31
RBC CENTURA BANKS INC
filed 2003-05-15
CIK 861461

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

☒ Yes	☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	2,406,759,439 (1)

(Class of Stock)	(Shares outstanding as of April 30, 2003)

       (1)     One hundred percent owned directly or indirectly by Royal Bank of Canada.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Report with the reduced disclosure format.

RBC CENTURA BANKS, INC.

FORM 10-Q

RBC CENTURA BANKS, INC.
PART I.    FINANCIAL INFORMATION

Item 1.	RBC Centura Banks, Inc. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Shareholder’s Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002

	(thousands, except share data)
ASSETS
Cash and due from banks	$361,909	$435,809
Due from banks, interest-bearing	24,998	38,491
Federal funds sold	12,832	53,497
Investment securities:
Available for sale (cost of $4,758,306 and $4,667,938, respectively)	4,875,388	4,798,130
Held to maturity (fair value of $13,926 and $16,947, respectively)	13,661	16,632
Loans, net of unearned income	9,403,417	8,603,816
Less allowance for loan losses	135,780	125,422

Net loans	9,267,637	8,478,394
Mortgage loans held for sale	1,425,548	2,140,691
Premises and equipment	183,906	186,908
Goodwill and intangibles	1,759,181	1,655,158
Other assets	653,500	628,244

Total assets	$18,578,560	$18,431,954

LIABILITIES
Deposits:
Demand, noninterest-bearing	$1,509,059	$1,380,627
Interest-bearing	6,191,889	5,812,427
Time deposits over $100	663,383	829,416

Total deposits	8,364,331	8,022,470
Borrowed funds	3,230,425	4,153,557
Long-term debt	3,935,555	3,233,966
Other liabilities	417,526	412,686

Total liabilities	15,947,837	15,822,679

SHAREHOLDER’S EQUITY
Common stock, no par value, 2,500,000,000 shares authorized; shares issued and outstanding of 2,406,759,439 and 2,406,559,654, respectively	2,477,775	2,476,938
Accumulated other comprehensive income	39,635	56,928
Retained earnings	113,313	75,409

Total shareholder’s equity	2,630,723	2,609,275

Total liabilities and shareholder’s equity	$18,578,560	$18,431,954

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended

	March 31, 2003	March 31, 2002

	(thousands)
INTEREST INCOME
Loans, including fees	$126,199	$120,758
Investment securities:
Taxable	56,270	53,487
Tax-exempt	2	263
Short-term investments	305	294
Mortgage loans held for sale	25,684	16,779

Total interest income	208,460	191,581
INTEREST EXPENSE
Deposits	28,488	28,887
Borrowed funds	12,421	13,003
Long-term debt	27,683	20,560

Total interest expense	68,592	62,450

NET INTEREST INCOME	139,868	129,131
Provision for loan losses	10,281	12,038

Net interest income after provision for loan losses	129,587	117,093
NONINTEREST INCOME
Service charges on deposit accounts	16,279	16,489
Credit card and related fees	2,079	2,321
Other service charges, commissions, and fees	5,708	6,865
Fees for trust services	1,378	2,350
Mortgage income	60,791	33,835
Cash surrender value of executive life insurance	3,501	3,326
Other noninterest income	2,029	2,326
Securities gains (losses), net	4,566	856

Total noninterest income	96,331	68,368
NONINTEREST EXPENSE
Personnel	86,817	71,290
Occupancy	10,815	9,501
Equipment	8,739	8,694
Foreclosed real estate losses and related operating expense, net	878	909
Merger-related and other significant charges	1,578	—
Intangible amortization	7,911	6,723
Intercompany charges from related parties	1,509	1,082
Other operating expense	45,598	34,895

Total noninterest expense	163,845	133,094

Income before income taxes	62,073	52,367
Income tax expense	24,169	18,163

NET INCOME	$37,904	$34,204

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity

(thousands, except share data)	Shares	Amount

Balance, December 31, 2002	2,406,559,654	$2,476,938	$75,409	$56,928	$2,609,275
Common stock issuance to acquire related party	199,785	837	—	—	837
Comprehensive income:
Net income	—	—	37,904	—	37,904
Unrealized losses on available for sale securities, net of tax	—	—	—	(7,999)	(7,999)
Losses on derivatives designated as cash flow hedges	—	—	—	(9,294)	(9,294)

Comprehensive income	—	—	—	—	20,611

Balance, March 31, 2003	2,406,759,439	$2,477,775	$113,313	$39,635	$2,630,723

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended

	March 31, 2003	March 31, 2002

	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,904	$34,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,281	12,038
Depreciation on assets under operating lease	360	699
Depreciation and amortization, excluding depreciation on assets under operating lease	16,194	14,694
Amortization of purchase accounting adjustments	8,056	20,464
Deferred income taxes	(7,087)	(5,494)
Loan fees deferred, net	665	74
Bond premium amortization and (discount accretion), net	6,831	(2,240)
Gains on sales of investment securities	(4,566)	(856)
Loss on sales of foreclosed real estate	391	285
Proceeds from sales of mortgage loans held for sale	4,314,536	4,870,429
Originations, net of principal repayments, of mortgage loans held for sale	(4,000,923)	(4,785,056)
Increase in accrued interest receivable	(4,009)	(5,322)
Increase (decrease) in accrued interest payable	514	(2,398)
Increase in loan fees relating to mortgage loans held for sale	(26,051)	(15,275)
Net change in other assets and other liabilities	12,025	15,253

Net cash provided by operating activities	365,121	151,499

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	79,048	(18,156)
Purchases of:
Securities available for sale	(811,093)	(560,700)
Premises and equipment	(887)	(4,451)
Proceeds from:
Sales of securities available for sale	244,002	156,220
Maturities and issuer calls of securities available for sale	518,133	251,856
Maturities and issuer calls of securities held to maturity	2,892	—
Sales of foreclosed real estate	2,416	3,046
Dispositions of premises and equipment	436	330
Mortgage servicing rights capitalized	(11,416)	(5,123)
Cash acquired, net of cash paid, in purchase acquisitions	(77,042)	(216)

Net cash used by investing activities	(53,511)	(177,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(219,196)	(212,523)
Net (decrease) increase in borrowed funds	(923,132)	49,875
Proceeds from issuance of long-term debt	712,000	330,000
Repayment of long-term debt	(9,340)	(235,135)
Capital contribution from Royal Bank	—	759

Net cash used by financing activities	(439,668)	(67,024)

Decrease in cash and cash equivalents	(128,058)	(92,719)
Cash and cash equivalents, beginning of year	527,797	377,374

Cash and cash equivalents, end of year	$399,739	$284,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$68,078	$70,257
Income taxes	1,031	9,252
Noncash transactions:
Unrealized securities gains, net	(13,110)	(26,646)
Loans transferred to foreclosed property	1,286	2,069

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

     Basis of Presentation

          RBC Centura Banks, Inc. (“RBC Centura”) is a wholly-owned subsidiary of Royal Bank of Canada (“Royal Bank”). There are 2,406,759,439 shares of common stock currently outstanding, all of which are owned directly or indirectly by Royal Bank.  The common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

          The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries.  The interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial statements and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.   Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2002 and the financial statements and supplemental information of RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”) included in RBC Centura’s Form 8-K/A filed on April 15, 2003 in association with the RBC Mortgage merger.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year.

          On June 1, 2002, RBC Centura Bank (“the Bank”), a wholly-owned subsidiary of RBC Centura completed a merger with Security First Network Bank (“SFNB”), herein referred to as the SFNB Merger.  SFNB was a financial institution wholly-owned by Royal Bank that offered traditional banking services over the Internet.  Due to the fact that RBC Centura and SFNB were under common control at the time of the SFNB Merger, the transfer of the assets and liabilities of SFNB has been accounted for at historical cost in a manner similar to a pooling of interests.  For financial accounting purposes, the SFNB Merger resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to June 1, 2002.  This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Centura from the date of its acquisition by Royal Bank on June 5, 2001, the date at which common control was established.

          To further consolidate the US operations of Royal Bank, RBC Centura also completed a merger with RBC Mortgage at the close of business on January 31, 2003.  RBC Mortgage was a company wholly-owned by Royal Bank since April 2000 engaged in the business of originating, selling and brokering residential mortgage loans.  When it acquired RBC Mortgage, RBC Centura also acquired the Builder Finance Group (“RBC Builder”), a division of RBC Mortgage, which originates and services residential construction real estate loans.  RBC Centura issued 185.8 million shares of its common stock to an indirect wholly-owned subsidiary of Royal Bank to effect the combination of RBC Mortgage and acquired $2.2 billion in assets (primarily composed of $1.4 billion in loans held for sale and $600.0 million in loans). RBC Centura simultaneously contributed the shares of RBC Mortgage to the Bank in exchange for additional common shares of the Bank such that RBC Mortgage became a wholly-owned subsidiary of the Bank.   Further, the assets that comprise RBC Builder were transferred to the Bank from RBC Mortgage through a dividend, and RBC Builder became a division of the Bank.  Due to the fact that RBC Centura and RBC Mortgage were under common control at the time of the RBC Mortgage merger, the transfer of the assets and liabilities of RBC Mortgage were accounted for at historical cost in a manner similar to a pooling of interests, as was the case with the SFNB merger.  For financial accounting purposes, the RBC Mortgage merger resulted in a further change in reporting entity and the restatement of the financial statements for all periods prior to February 1, 2003.

This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Mortgage from the date of its acquisition by Royal Bank on April 19, 2000, the date at which common control was established.

          Reference herein to RBC Centura relates to the financial condition and the results of operations for the restated periods as discussed above.  As previously discussed, Royal Bank’s basis in RBC Centura, RBC Mortgage and SFNB was “pushed down” to each respective entity and is therefore reflected in the combined balance sheet and results of operations.

          All significant intercompany transactions are eliminated in consolidation.  In the opinion of RBC Centura, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature).  Accounting policies followed in the presentation of interim financial results are presented on pages 40 to 46 of RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2002 in addition to pages 6 to 10 of RBC Centura’s Current Report on Form 8-K/A filed April 15, 2003.  See discussion below for updates to existing accounting policy subsequent to December 31, 2002 for financial information by segment and loans held for sale.

          Certain items reported in prior periods have been reclassified to conform to current period presentation.  Such reclassifications had no impact on net income or shareholder’s equity.

          Loans Held for Sale

          Loans held for sale consist primarily of mortgage loans made to individuals that are collateralized by residential real estate. These loans are generally sold within 60 days after closing.  As of January 1, 2003, the Bank qualified for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  In accordance with SFAS 133, loans that are determined to be hedge effective are carried at market value.  Loans that are determined to be hedge ineffective are carried at the lower of cost or market.  Market value is determined based on the contractually established prices at which the loans will be sold, or if the loans are not committed for sale, current market prices for loans with similar characteristics.

Note 2:  Mergers and Acquisitions

          On January 29, 2003, RBC Centura acquired all the outstanding shares of Admiralty Bancorp, Inc. (“Admiralty”) to expand RBC Centura’s presence in the state of Florida.  The cash consideration paid with respect to the acquisition amounted to approximately $152.6 million.  The excess of the purchase price over the fair value of the net tangible assets acquired was first allocated to core deposit intangibles of $14.9 million, with the residual of approximately $87.8 million allocated to goodwill.  The goodwill is not tax deductible.  The core deposit intangible is being amortized on a straight-line basis over 10 years.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Admiralty acquisition, subject to final changes in estimates.

January 29, 2003

(thousands)
Cash	$19,985
Investment securities	99,199
Loans	486,614
Goodwill	87,829
Intangible assets	14,894
Other assets	8,386

Total assets acquired	716,907

Deposits	558,815
Other liabilities	5,460

Total liabilities assumed	564,275

Net assets acquired	$152,632

Note 3:  Loans

          As a result of the application of purchase accounting, a premium of $12.7 million was recorded on January 29, 2003 as a fair value adjustment to the loan portfolio acquired in the Admiralty acquisition.  This premium is being amortized on a straight line basis over the average life of the loans acquired.  A summary of loans follows:

	March 31, 2003	December 31, 2002

	(thousands)
Commercial, financial, and agricultural	$2,199,027	$2,313,895
Consumer	483,084	504,917
Real estate — mortgage	4,718,166	3,957,249
Real estate — construction and land development	1,706,364	1,537,696
Leases	147,911	154,980
Other	148,865	135,079

Total loans, net of unearned income	$9,403,417	$8,603,816

Included in the loan balances above:
Nonaccrual loans	$106,360	$85,892
Accruing loans past due ninety days or more	10,474	10,005

Note 4:  Allowance for Loan Losses

          A summary of changes in the allowance for loan losses (“AFLL”) follows:

Three Months Ended March 31, 2003

(thousands)
AFLL at beginning of year	$125,422
AFLL for acquired loans	5,470
Provision for loan losses	10,281
Charge-offs	(8,117)
Recoveries on loans previously charged-off	2,724

Net Charge-offs	(5,393)

AFLL at March 31, 2003	$135,780

          The following tables summarize individually impaired loan information:

	March 31, 2003	December 31, 2002

	(thousands)
Individually impaired loans with related allowance	$42,589	$19,526
Individually impaired loans with no related allowance	23,268	24,734

Total individually impaired loans	$65,857	$44,260

Allowance on individually impaired loans	$14,151	$6,416

Note 5:  Goodwill and Other Intangibles

          The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 are as follows:

(thousands)
Balance, December 31, 2002	$1,386,864
Goodwill generated in Admiralty acquisition	87,829
Goodwill adjustments	1,517

Balance, March 31, 2003	$1,476,210

          Goodwill adjustments predominantly relate to acquisitions previously completed by RBC Mortgage and represent contingent consideration payments currently paid that were not determinable at the time the acquisitions were completed.

          At March 31, 2003, the gross carrying value and accumulated amortization related to core deposits and other intangibles (exclusive of mortgage servicing rights) was $290.0 million and $48.4 million, respectively. At December 31, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $278.4 million and $43.8 million, respectively.  Amortization expense on core deposits and other intangibles was $7.9 million for the three months ended March 31, 2003 and $6.7 million for the three months ended March 31, 2002.

Note 6:  Mortgage Servicing Rights

          A summary of capitalized mortgage servicing rights ("MSRs") follows:

Three Months Ended March 31, 2003

(thousands)
Balance at beginning of period	$33,725
Purchase price premium amortization	(189)
MSRs capitalized	11,416
MSRs amortized	(1,988)
Valuation allowance recorded	(1,546)

Balance at end of period	$41,418

          A valuation allowance of $3.7 million was required for capitalized MSRs at March 31, 2003 due to increased prepayment speeds resulting from the low interest rate environment.  A valuation allowance of $4.6 million was required at December 31, 2002.

          RBC Centura uses a discounted cash flow model, in conjunction with certain assumptions and estimates, to determine the fair value of capitalized MSRs.  The key economic assumptions are as follows:

Weighted average life	5.4 years
Prepayment speed	14.5% annual
Discount rate	9.0%
Expected credit losses	1.5%

          At March 31, 2003, the sensitivity of the current fair value of the capitalized MSRs to immediate 10% and 20% adverse changes in key economic assumptions are presented below.

(Dollars in millions)
Fair value of capitalized MSRs	$41.7
Discount rate (annual rate)	9.0%
Decline in fair value of 10% adverse change	$1.5
Decline in fair value of 20% adverse change	$3.0
Prepayment speed (annual rate)	14.5%
Decline in fair value of 10% adverse change	$4.7
Decline in fair value of 20% adverse change	$9.8
Expected credit losses (annual rate)	1.5%
Decline in fair value of 10% adverse change	$0.4
Decline in fair value of 20% adverse change	$0.9

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

Note 7:  Borrowed Funds

          Borrowed funds consisted of the following :

	March 31, 2003	December 31, 2002

	(thousands)
Federal funds purchased and securities sold under agreements to repurchase	$1,330,904	$1,592,231
Warehouse lines of credit with affiliates	1,311,686	1,565,856
Master notes	470,933	445,768
Federal Home Loan Bank (“FHLB”) Advances	75,000	75,000
Unsecured lines of credit	36,458	429,902
U.S. Treasury demand note	444	39,800
Other	5,000	5,000

Total borrowed funds	$3,230,425	$4,153,557

RBC Centura recorded $6.1 and $5.0 million in interest expense on the warehouse lines of credit with affiliates for the three months ended March 31, 2003 and March 31, 2002, respectively.

Note 8:  Long-term Debt

          Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002

	(thousands)
FHLB advances	$2,055,105	$2,057,894
Notes held by an affiliate	1,362,000	650,000
Line of credit with an affiliate	243,000	243,000
Capital securities	151,630	151,405
Bank notes	120,746	120,574
Other	3,074	11,093

Total long-term debt	$3,935,555	$3,233,966

          In February of 2003, RBC Centura issued $550.0 million in debentures to an indirect subsidiary of Royal Bank.  The note is LIBOR based debt and is due to mature in February of 2008.  The interest rate on these debentures was 1.57 percent as of March 31, 2003.  RBC Centura recorded $935,000 in interest expense related to these debentures during the first three months of 2003.

          RBC Centura has a $243.0 million line of credit with an indirect subsidiary of Royal Bank. The line of credit is LIBOR based and borrowings thereunder are due in April of 2006.  The interest rate on this line was 1.73 percent as of March 31, 2003.  RBC Centura recorded $687,000 and $1.5 million in interest expense during the three months ended March 31, 2003 and March 31, 2002, respectively, related to this line of credit.

          In January of 2003, RBC Centura entered into a $162.0 million term loan with an indirect subsidiary of Royal Bank.  The term loan is LIBOR based and is due to mature in January of 2008.  The interest rate on this line was 1.94 percent as of March 31, 2003.  RBC Centura recorded $580,000 in interest expense during the three months ended March 31, 2003 in respect of this term loan.

Note 9:  Income Taxes

          The components of income tax expense were:

	Three Months Ended

	March 31, 2003	March 31, 2002

	(thousands)
Current expense:
Federal	$28,577	$22,829
State	2,679	828

	31,256	23,657
Deferred expense (benefit):
Federal	(6,340)	(6,049)
State	(747)	555

	(7,087)	(5,494)

Total income tax expense	$24,169	$18,163

          Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

	Three Months Ended

	March 31, 2003		March 31, 2002

	(Dollars in thousands)
Income taxes at Federal statutory tax rate	$21,726	35.00%	$18,329	35.00%
Non-taxable income	(1,568)	(2.53)	(1,716)	(3.28)
Acquisition adjustments, net	26.05		(21)	(.04)
State income tax, net of federal benefit	1,192	1.92	795	1.52
Other, net	2,793	4.50	776	1.48

Effective tax rate	$24,169	38.94%	$18,163	34.68%

          The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	March 31,2003	December 31, 2002

	(thousands)
Deferred tax assets:
Loan loss reserve	$55,086	$51,232
Other reserves	16,015	16,084
Deferred compensation	44,441	43,680
Other assets	22,177	22,651

	137,719	133,647
Deferred tax asset valuation allowance	(6,359)	(6,359)

Gross deferred tax asset	131,360	127,288
Deferred tax liabilities:
Premises and equipment	9,716	10,113
Deposits	68,811	65,047
Investment securities	14,024	13,663
Leasing activities	88,790	87,639
Lending activities	22,605	20,092
Other liabilities	9,023	11,945
Net unrealized securities gains	45,801	50,911

Gross deferred tax liabilities	258,770	259,410
Net deferred tax liability	$(127,410)	$(132,122)

          A valuation allowance for deferred tax assets related to state net operating losses has been recorded in the amount of $6.4 million at March 31, 2003 and December 31, 2002.  Management has determined that it is more likely than not that the deferred tax assets related to the state net operating losses will not be fully realized.  During the three months ended March 2003, the deferred tax liability was decreased by the amount of $5.1 million due to fair value adjustments required under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, for securities available for sale and increased by $7.5 million due to acquisition related adjustments.

Note 10:  Other Operating Expense

          Other operating expense consisted of the following:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

	(thousands)
Marketing, advertising, and public relations	$5,062	$3,218
Stationary, printing, and supplies	3,047	2,814
Postage	1,329	1,219
Telephone	3,723	3,642
FDIC insurance	354	330
Fees for outsourced services	8,414	5,492
Legal and professional fees	6,718	5,432
Employee education and travel	3,404	2,306
Other administrative	1,092	1,198
Other	12,455	9,244

Total other operating expense	$45,598	$34,895

Note 11:  Derivatives

          RBC Centura regularly enters into commitments to fund mortgage loans at a future date, subject to compliance with stated conditions.  The commitments, if funded, are collateralized primarily by residential real estate.  The obligation to lend may be voided if the customer’s financial condition deteriorates or if the customer fails to meet certain conditions.  Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration.  The total contract amount for commitments to fund mortgage loans as of March 31, 2003 and December 31, 2002 was $2.4 billion and $1.6 billion, respectively.  In accordance with SFAS 133, interest rate lock commitments (“IRLCs”) for mortgage loans held for sale are derivatives.  IRLCs are recorded in the balance sheet at the fair value with the offsetting entries being recorded to mortgage income.  Upon the closing of the mortgage loan, the cost basis of that mortgage loan is adjusted by the amount of the derivative recorded in the Consolidated Balance Sheets.  The estimated fair value of these commitments as of March 31, 2003 and December 31, 2002 was approximately $22.8 million and $23.8 million, respectively, and was recorded in other assets.

          RBC Centura evaluates each customer’s credit-worthiness and obtains appraisals to support the value of the underlying collateral.  Commitments to originate mortgage loans have off-balance-sheet risk to the extent that RBC Centura does not have matching commitments to sell loans.  In a changing interest rate environment, RBC Centura is exposed to market valuation adjustments.  Interest rate exposure is reduced by limiting these commitments to varying periods of 60 days or less.

          In order to offset the risk that a change in interest rates will result in a decrease in the value of RBC Centura’s current mortgage loan inventory or its loan commitments, the Company enters into either forward contracts or whole-loan sale commitments with third parties.  RBC Centura’s hedging policies generally require that the maximum portion of its committed pipeline that may close be hedged with forward contracts for the delivery of loans or options on treasury securities.  The mortgage loans that are to be delivered under these contracts are fixed or adjustable-rate, corresponding with the composition of RBC Centura’s inventory and committed pipeline.  At March 31, 2003 and December 31, 2002, RBC Centura had open forward commitments with a total notional amount of approximately $2.7 billion and $2.3 billion, respectively, to sell mortgage loans with varying settlement dates not extending beyond 60 days.  The estimated fair value of these forward contracts as of March 31, 2003 and December 31, 2002 was $17.1 million and $30.1 million, respectively and was recorded in other liabilities.  At March 31, 2003 and December 31, 2002, respectively, RBC Centura had investments in options with a fair value totaling $664,000 and $133,000, respectively.

          For the three months ended March 31, 2003, RBC Centura recognized a pretax loss of $2.4 million related to the ineffective portion of its fair value hedges.

Note 12: Segment Information

          Upon completing the merger with RBC Mortgage, RBC Centura management performed an evaluation to determine whether the acquisition resulted in the creation of distinct operating segments based on the requirements of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.  SFAS 131 requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance.  As a result of the RBC Mortgage merger, certain members of Royal Bank’s management and committees (RBC Centura’s chief operating decision maker), now reviews discrete financial information for RBC Centura’s mortgage banking business line separate and apart from its retail banking activities.  The mortgage banking business consists of the origination, sale and brokerage of residential mortgage loans. Retail banking activities represent a wide range of financial services which include deposit accounts, credit and debit cards, commercial mortgages and business and personal loans.

          Financial information by segment for the three months ended March 31 follows:

	2003

	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated

	(thousands)
Interest income	$22,950	$185,694	$208,644	$(184)	$208,460
Interest expense	6,235	62,541	68,776	(184)	68,592

Net interest income	16,715	123,153	139,868	—	139,868
Provision for loan losses	—	10,281	10,281	—	10,281

Net interest income after provision for loan losses	16,715	112,872	129,587	—	129,587
Noninterest income	50,839	53,849	104,688	—	96,331
Noninterest expense	45,361	118,484	163,845	—	163,845

Income before income taxes	22,193	48,237	70,430	—	62,073
Income tax expense	8,655	15,514	24,169	—	24,169

Net income	$13,538	$32,723	$46,261	$—	$37,904

Period-end assets	$1,613,821	$17,145,215	$18,759,036	$(180,476)	$18,578,560

	2002

	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated

	(thousands)
Interest income	$15,492	$176,089	$191,581	$—	$191,581
Interest expense	4,766	57,684	62,450	—	62,450

Net interest income	10,726	118,405	129,131	—	129,131
Provision for loan losses	—	12,038	12,038	—	12,038

Net interest income after provision for loan losses	10,726	106,367	117,093	—	117,093
Noninterest income	31,476	37,577	69,053	(685)	68,368
Noninterest expense	33,493	99,601	133,094	—	133,094

Income before income taxes	8,709	44,343	53,052	(685)	52,367
Income tax expense	3,397	15,037	18,434	(271)	18,163

Net income	$5,312	$29,306	$34,618	$(414)	$34,204

Period-end assets at December 31, 2002	$1,880,456	$16,521,227	$18,401,683	$(7,688)	$18,393,995

Note 13:  Subsequent Events (Unaudited)

          During the first quarter of 2003, RBC Centura made an assessment of its mortgage business with respect to the net branch activity of its RBC Mortgage subsidiary.  Net branches represent an arrangement whereby the branch manager is compensated entirely based on the profits that each branch generates and therefore maintains a greater level of autonomy with respect to the activities of that branch than characterizes the traditional branch arrangement.  RBC Centura decided to take actions to sell the 88 net branches that it operates and has already entered into an agreement to sell 25 of these branches.  Sale of the remaining branches is expected to occur by the end of 2003 and collectively will have an immaterial effect on the Consolidated Balance Sheets and Statements of Operations.

RBC CENTURA BANKS, INC.
PART I.   FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Three Months Ended March 31, 2003

          The information below in response to Item 2 of Form 10-Q, Part 1, is provided pursuant to General Instruction H. (2)(a) of Form 10-Q, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. (“RBC Centura” or the “Company”) and its principal, wholly-owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura’s plans, goals, objectives, expectations, projections, estimates, and intentions.  One can identify these forward-looking statements by the use of words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” and other words of similar meaning.  One can also identify them by the fact that they do not relate strictly to historical or current facts.  By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved.  RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements.  Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. (“Predecessor”) by Royal Bank of Canada (“Royal Bank”), the acquisition of Eagle Bancshares, Inc. (“Eagle”) by RBC Centura, the acquisition of Admiralty Bancorp, Inc. (“Admiralty”) by RBC Centura or the merger of RBC Centura with RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”); (x) the impact on RBC Centura’s business, as well as on the risks set forth above, of various international military or terrorist activities or conflicts; and (xi) other risks and factors identified in Predecessor’s and RBC Centura’s other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

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

GENERAL

          The following narrative analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura.  RBC Centura is a financial holding company that serves as the United States focal point of the personal, small business and commercial banking businesses of Royal Bank, a Canadian chartered bank.  In doing so, RBC Centura’s mission is to be the primary provider of financial services to each of its customers.  These services are delivered through various channels.  At March 31, 2003, RBC Centura served its customers through 246 banking centers located throughout North Carolina, in certain regions of South Carolina, Georgia, Florida and Virginia and also through 213 RBC Mortgage locations in 29 states.  RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, personal computer banking, online bill payment and a suite of Internet products and services that can be found at rbccentura.com.  The contents of RBC Centura’s website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

          On July 22, 2002, RBC Centura acquired 100% of the common shares of Eagle.  The cash consideration paid with respect to the acquisition amounted to approximately $149 million.  As of the acquisition date, Eagle had $1.2 billion in assets ($684.7 million of which were loans), $821.7 million in deposits, and $70.8 million in stockholder’s equity.

          On January 29, 2003, RBC Centura acquired 100% of the common shares of Admiralty.  The cash consideration paid with respect to the acquisition amounted to approximately $152.6 million.  As of the acquisition date, Admiralty had $600.5 million in assets ($486.6 million of which were loans), $558.8 million in deposits, and $38.2 million in stockholder’s equity.  The excess of the purchase price over the estimated fair value of the net tangible assets acquired was first allocated to core deposit intangibles of approximately $14.9 million, with the residual of approximately $87.8 million allocated to goodwill.  The goodwill is not tax-deductible.  The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of 10 years.

          As a result of the acquisition by Royal Bank, Predecessor became a wholly-owned subsidiary of Royal Bank, and was renamed RBC Centura Banks, Inc.  The business combination was accounted for as a purchase with Royal Bank’s accounting basis being “pushed down” to RBC Centura.  In order to consolidate the U.S. retail banking operations of Royal Bank, RBC Centura acquired Security First Network Bank (“SFNB”) from an indirect wholly-owned subsidiary of Royal Bank on June 1, 2002. To further consolidate the US operations of Royal Bank, the Bank also completed a merger with RBC Mortgage at the close of business on January 31, 2003.  RBC Mortgage was a company wholly-owned by Royal Bank since April of 2000 engaged in the business of originating, selling and brokering residential mortgage loans.  As discussed in Note 1 of the Notes to Consolidated Financial Statements, these mergers resulted in a change in reporting entity for financial statement purposes and restatement of certain historical financial information giving consideration as to when RBC Centura, RBC Mortgage and SFNB were under common control of Royal Bank.

          Throughout management’s narrative analysis, net interest income and related yields and ratios are calculated on a taxable-equivalent basis, which are required regulatory disclosures that are not calculated in accordance with generally accepted accounting principles ("GAAP"). Management reviews net interest income on a taxable-equivalent basis and believes that this measure provides users of this financial information a more accurate presentation of the net interest margin for comparative purposes.  In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis.  This presentation provides comparability of net interest income arising from both taxable and tax-exempt sources.  Net interest income on a taxable-equivalent basis is also used in the calculation of the net interest yield.

          Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

          RBC Centura adheres to GAAP and general practices within the banking industry in designing, implementing and applying its accounting policies.  These accounting policies, described in Note 1 of the Notes to Consolidated Financial Statements on pages 40 to 46 of RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2002, are fundamental to understanding management’s narrative analysis of results of operations and financial condition.  Many of RBC Centura’s accounting policies require significant management judgement regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  These judgements about critical accounting estimates are based on information available as of the date of the financial statements.  The following is a summary of RBC Centura’s more important accounting policies that require management’s most difficult, subjective or complex judgements.

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

          RBC Centura regularly enters into commitments to fund mortgage loans at a future date.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, these interest rate lock commitments (“IRLCs”) for loans that will be classified as mortgage loans held for sale are derivatives and therefore must be recorded at fair value.  In measuring the fair value of IRLCs, the amount of the expected MSRs is included in the valuation.  This value is calculated by determining the estimated market price for the underlying loan less the price to acquire the loan, with an adjustment for the anticipated fallout rate for IRLCs that will not be drawn upon before expiration.  Recognition of this derivative value results in gain recognition prior to the sale of the underlying mortgage loans. The FASB staff or the Emerging Issues Task Force may issue additional guidance on this matter. Depending on what, if any, additional guidance is issued, the timing of the gain recognition inherent within RBC Centura’s IRLCs could be delayed, possibly until the date that the anticipated loans are sold.

          Estimations of fair value are critical for many of RBC Centura’s assets and liabilities including loans held for sale, available for sale investment securities (“AFS securities”), assets and liabilities associated with RBC Centura’s derivative financial instruments, capitalized mortgage servicing rights (“MSRs”) and goodwill.  Because these assets and liabilities are recorded at either fair value or at the lower of cost or fair value they are subject to various valuation techniques used by RBC Centura.  The fair values of loans held for sale are based upon anticipated liquidation values, while the fair values of AFS securities and derivative financial instruments are determined based upon dealer quotes for similar instruments.  RBC Centura uses a discounted cash flow model, in conjunction with prepayment speed and expected credit loss assumptions, to determine the fair value of MSRs.  The discount rate applied to the expected cash flows varies according to the expected timing of those cash flows and the perceived risk associated with the loans serviced. A discounted cash flow model is also used annually, beginning in the first quarter of 2002, to determine the fair value of RBC Centura’s reporting units in assessing whether or not RBC Centura’s goodwill is impaired under SFAS 142 “Goodwill and Other Intangible Assets”.

          The remainder of management’s narrative analysis of RBC Centura’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes.

EARNINGS SUMMARY

          Net income for the three months ended March 31, 2003 totaled $37.9 million (including net income as a result of the Admiralty and Eagle acquisitions), compared with net income of $34.2 million for the comparable period in 2002.  Key factors responsible for RBC Centura’s results of operations are discussed throughout management’s narrative analysis below.

INTEREST-EARNING ASSETS

          Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $15.6 billion for the three months ended March 31, 2003, an increase of $2.7 billion or 21.3 percent over the average balance for the three months ended March 31, 2002.  Period-end interest-earning assets were $15.8 billion at March 31, 2003, a slight increase of $104.6 million over December 31, 2002’s balance of $15.7 billion.  As discussed below, a portion of the average balance growth resulted from the addition of $697.1 million in loans as part of the Eagle acquisition and $486.6 million as part of the Admiralty acquisition with the remaining growth occurring within the investment portfolio.

          For additional information on average interest-earning assets, refer to the discussion below, Table 1, “Net Interest Income Analysis-Taxable Equivalent Basis” and Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis.”

Loans

          Loans represent the largest component of interest-earning assets.  Loans ended the period at $9.4 billion, increasing by $799.6 million from the balance as of December 31, 2002.  A portion of this increase related to a transfer of $400.2 million in loans from mortgage loans held for sale to the held for investment portfolio as the result of a change of management’s intention with respect to these loans.  Excluding this transfer and the $486.6 million acquired in loans in the Admiralty acquisition the loan balance exhibited a decrease of $87.2 million from the balance as of December 31, 2002.

          Loans averaged $9.3 billion during the three months ended March 31, 2003, an increase of $1.3 billion over the year-earlier period.  Excluding the average balance effect of loans acquired in the Eagle and Admiralty acquisitions and the loans transferred from mortgage loans held for sale to the held for investment portfolio, the loan balance actually declined by $166.4 million.  Expected payoffs in the SFNB mortgage portfolio were the driving factor in the decline of $393.3 million experienced in mortgage loans.  Upon excluding Admiralty and Eagle loans, commercial and consumer loans (equity lines, installment loans, and other credit line loans) increased by $163.3 million and $99.1 million, respectively, from the average balance in the year-earlier period due to new and developing strategic and sales initiatives.  The leasing portfolio decreased by $35.5 million as the result of a continued decreased emphasis on the leasing product in conjunction with normal amortization of existing leases.

          Taxable equivalent interest earned on the loan portfolio for the three months ended March 31, 2003 and 2002 totaled $126.5 million and $121.0 million, respectively.  The declining rate environment resulted in a $12.4 million decrease in interest income while growth in loan volume generated a $17.9 million interest income increase.  Overall, the loan portfolio yielded 5.45 percent for the first three months of 2003 compared with 6.04 percent during the first three months of 2002.  The amortization of loan premiums recorded as a result of the acquisition by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura negatively impacted the yields for the first three months of 2003 and 2002 by 8 basis points and 59 basis points, respectively.  The overall decreasing yield was a direct result of the declining rate environment that prevailed during 2002 and 2003.

Investment Securities

          The investment portfolio provides RBC Centura with a source of earnings and liquidity.  The investment portfolio consists predominantly of securities of the U.S. Government and its agencies and other high grade, fixed income securities.  The investment portfolio ended the first quarter of 2003 at $4.9 billion, an increase of $31.6 million from the December 31, 2002 balance, upon excluding investments acquired in the Admiralty acquisition of $42.7 million.  For the three month period ended March 31, 2003, the investment portfolio, gross, averaged $4.7 billion compared with an average of $3.8 billion during the three month period ended March 31, 2002.  The investment portfolio growth provided an additional means of leveraging capital while experiencing slow loan growth.

          The available for sale (“AFS”) investment portfolio is used as a part of RBC Centura’s asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and the need to manage regulatory capital and also to provide bank liquidity.  This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income.  At March 31, 2003, AFS investments had a market value of $4.9 billion, up $77.3 million compared to December 31, 2002.  Included in the market value of the AFS portfolio as of March 31, 2003 are net unrealized gains of $117.1 million, $71.3 million net of tax, compared with net unrealized gains of $130.2 million, $79.3 million net of tax as of December 31, 2002.

FUNDING SOURCES

          Total funding includes deposits, short-term borrowings and long-term debt and averaged $15.4 billion for the three month period ended March 31, 2003, increasing $2.9 billion or 22.9 percent over the $12.6 billion average during the three months ended March 31, 2002.  The Eagle and Admiralty acquisitions resulted in $736.1 million or 5.9 percent of the increase and $299.8 million or 2.4 percent of the increase, respectively.  The cost of interest bearing liabilities during the first three months of 2003 was 1.96 percent compared with 2.20 percent during the comparable period in 2002.  The accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura decreased the rate paid for the first three months of 2003 and 2002 by 3 basis points and 40 basis points, respectively.  The significant decline in interest rates, excluding discount amortization, was a direct result of the decreasing interest rate environment.

Deposits

          Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit (“CDs”) and transaction accounts, ended the period at $8.4 billion, up $341.9 million from the December 31, 2002 balance of $8.0 billion.  Excluding the effect of the assumption of $558.8 million in deposits as part of the Admiralty acquisition, deposits would have decreased by $217.0 million from period to period.  The deposit portfolio component that has driven this decrease is foreign deposits which exhibited a decrease of $199.8 million.  This decline resulted from a diminished need for overnight eurodollar deposits given the increase in borrowed funds and long-term debt discussed below.  Total deposits averaged $8.2 billion for the first three months of 2003, increasing by $997.6 million from the $7.2 billion averaged for the first three months of 2002.  Excluding the average balance effect of deposits acquired as part of the Eagle and Admiralty acquisitions, average total deposits would have actually declined by $131.9 million.

          The annualized average cost of total interest-bearing deposits for the first three months of 2003 was 1.69 percent compared with 1.92 percent during the comparable period in 2002.  The accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura decreased the rate paid for the first three months of 2003 and 2002 by 3 basis points and 64 basis points, respectively.  The decrease in rates paid from period to period was the result of the rate environment and a change in product mix.

Other Funding Sources

          Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth.  Alternative short-term borrowed funds principally include federal funds purchased, securities sold under repurchase agreements, warehouse lines of credit and master notes.  On average, short-term borrowed funds increased by $640.8 million from the three months ended March 31, 2002 to average $3.5 billion for the three months ended March 31, 2003.  The cost of funds incurred during the three months ended March 31, 2003 for short-term borrowings declined 40 basis points from the year-earlier period to a rate of 1.41 percent.  The decline was predominantly the result of the decreasing interest rate environment that prevailed during 2002 and 2003.  As depicted in Table 5,  “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on short-term borrowed funds decreased by $581,000 between periods, as the effect of lower interest rates generated a $3.2 million decline that was diminished by a $2.6 million increase associated with increasing volume.

          Long-term debt consists predominantly of Federal Home Loan Bank (“FHLB”) advances, notes and lines of credit with affiliates, capital securities and subordinated bank notes, and ended the period at $3.9 billion compared to $3.2 billion as of December 31, 2002.  Long-term debt averaged $3.7 billion for the three months ended March 31, 2003 compared with $2.5 billion during the three months ended March 31, 2002.  Additional FHLB borrowings accounted for $566.7 million of the increase while the remaining increase was due to the issuance of $550.0 million of LIBOR based 5-year debentures to an affiliate and a $162.0 million LIBOR based 5-year term loan with an indirect subsidiary of Royal Bank.  When compared with the year-earlier period, the cost of funds for long-term debt decreased by 35 basis points to 3.00 percent during the three months ended March 31, 2003. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2002 and 2003.  As shown in Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on long-term debt increased by $7.1 million as the $9.4 million increase generated by increasing volume exceeded the $2.3 million decrease resulting from declining interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

          Net interest income for the three months ended March 31, 2003 was $139.9 million compared to net interest income of $129.1 million for the three months ending March 31, 2002.  On a taxable equivalent basis, net interest income during the first quarter of 2003 increased $10.2 million over the prior year period to total $142.1 million.  As shown in Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” the increase in net interest income, on a taxable equivalent basis, was driven by volume variances, which contributed $22.9 million to the increase, offset by a decrease of $12.8 million due to rate variances.

          The net interest margin for the first three months of 2003 was 3.67 percent, a 45 basis point decrease from the net interest margin experienced during the first three months of 2002.  The decline was predominantly due to spread compression resulting from the decreased interest rate environment.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

          As of March 31, 2003 and December 31, 2002, the AFLL was $135.8 million and $125.4 million, respectively, or 1.44 percent and 1.46 percent, respectively, of total loans outstanding.  The Admiralty acquisition resulted in $5.5 million of the AFLL increase while the remaining growth was a response to an increasing trend in non-performing assets resulting from a slowing economy.  Refer to Table 3 “Nonperforming Assets and Past Due Loans” and Table 2 “Analysis of Allowance for Loan Losses” for additional asset quality information.

          Total nonperforming assets (“NPA’s”) were $121.5 million at March 31, 2003, an increase of $19.6 million over the December 31, 2002 balance of $101.9 million.  The increase was driven by an increase of $14.5 million in commercial nonaccruals, $13.2 million of which was associated with two specific relationships.  The remaining increase relates to NPA’s acquired in the RBC Mortgage merger that will be sold during the second quarter of 2003 to comply with Federal Reserve guidelines requiring that assets becoming nonperforming within two years of merger date be sold.  NPA’s as a percentage of total assets were 0.65 percent and 0.55 percent at March 31, 2003 and December 31, 2002, respectively.  The AFLL provides coverage at 1.28 times and 1.46 times the nonperforming loan balance at March 31, 2003 and December 31, 2002, respectively.  See Table 3, “Nonperforming Assets and Past Due Loans”, for further information.

          Net charge-offs for the first quarter of 2003 were $5.4 million. For the year ended December 31, 2002, net charge-offs were $38.1 million.  As a percentage of average loans, net charge-offs were 0.23 percent and 0.45 percent for the first three months of 2003 (annualized) and for the year 2002, respectively.  Charge-offs in 2003 principally occurred in the commercial loan portfolio and in consumer lending.  The provision for loan losses decreased slightly by $1.8 million from the first three months of 2002 to $10.3 million during the first three months of 2003 as a result of a decrease in net-chargeoffs recognized from period to period.

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

NONINTEREST INCOME AND EXPENSE

          Noninterest income for the first quarter of 2003 totaled $96.3 million, up $28.0 million from the $68.4 million amount for the first quarter of March 31, 2002.  As a percentage of total revenues (defined as the sum of net interest income, plus noninterest income), noninterest income was 40.8 percent and 34.6 percent for the three months ended March 31, 2003 and 2002, respectively.

          Mortgage income, the largest component of noninterest income, comprised 63.1 percent of noninterest income and increased by $27.0 million when compared with the year earlier period to total $60.8 million during the first three months of 2003.  Mortgage income is primarily comprised of mortgage loan sale income, origination fees and servicing income.  Increases were generated primarily by increasing loan sale volume as the amount of loans sold increased from $2.4 billion during the first three months of 2002 to $3.9 billion during the first three months of 2003.  Gains realized on sales of investment securities increased by $3.7 million from the three month period ended March 31, 2002 to $4.6 million during the three months ended March 31, 2003.  Other service charges, commissions and fees declined $1.2 million to $5.7 million compared to the prior year quarter primarily due to decreased brokerage commissions resulting from the transfer of full service investment brokers and their associated accounts to RBC Dain Rauscher, an entity under the common control of Royal Bank. Fees for trust services also declined approximately $970,000 from period to period to amount to $1.4 million during the first three months of 2003 as a result of the decision to transfer this line of business to other entities under the common control of Royal Bank. The remaining components of noninterest income remained relatively consistent during the first three months of 2003 when compared with the year earlier period.

          Noninterest expense totaled $163.8 million during the three months ended March 31, 2003, an increase of $30.8 million over the year earlier period.  The largest factor contributing to the increase was personnel expense, increasing $15.5 million to $86.8 million during the three months ended March 31, 2003.  RBC Centura personnel expense increased by $5.7 million as a result of an increase in the number of employees due to the Admiralty and Eagle acquisitions, while RBC Mortgage personnel expense increased by $7.9 million as the result of increased overtime, incentive pay and temporary assistance generated by the large increase in loan sale volume from period to period.  Occupancy expense increased by $1.3 million and intangible amortization increased by $1.4 million largely as a result of increased premises and intangibles purchased in the acquisitions of Eagle and Admiralty. Increased marketing activities, along with expenses related to the acquisition of the RBC Center naming rights, generated growth in marketing expense of approximately $1.8 million, merger related charges increased by $1.6 million due to the Admiralty acquisition and professional fees increased by approximately $1.3 million as a result of additional expenditures for strategic and product development.  Fees for outsourced services also exhibited an increase of $2.9 million due primarily to systems related initiatives.  The remaining increase in noninterest expense was spread across the various other operating and administrative expense categories.

INCOME TAX EXPENSE

          Income tax expense recorded for the three months ended March 31, 2003 was $24.2 million compared to $18.2 million in the year earlier period.  The increase in income tax expense during 2003 was partially the result of higher reported income during 2003.  See Note 9 of the Notes to Consolidated Financial Statements for further information on income taxes.

EQUITY AND CAPITAL RESOURCES

          Shareholder’s equity amounted to $2.6 billion as of March 31, 2003 and December 31, 2002.  The slight growth realized of $21.4 million was the result of an increase in retained earnings due to income realized during the first three months of 2003, which was diminished by a decline in Accumulated Other Comprehensive Income (“AOCI”).  Unrealized gains on available for sale securities, net of tax, were $71.3 million as of March 31, 2003 compared with unrealized gains of $79.3 million as of December 31, 2002.  Losses recognized within AOCI related to derivatives designated as cash flow hedges under SFAS 133 generated a reduction in shareholder’s equity of $9.3 million.

          RBC Centura’s capital ratios are greater than minimums required by regulatory guidelines.  It is RBC Centura’s intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth.  At March 31, 2003, RBC Centura had the required capital levels to qualify as well capitalized.   See Table 4, “Capital Ratios” for a summary of capital ratios.

Table 1

NET INTEREST INCOME ANALYSIS-TAXABLE EQUIVALENT BASIS

	Three months Ended March 31, 2003			Three months Ended March 31, 2002

(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Loans, including fees	$9,322,742	$126,461	5.45%	$8,047,939	$120,976	6.04%
Taxable securities	4,662,491	58,226	5.00	3,737,734	55,898	5.98
Tax-exempt securities	88	2	9.09	35,030	416	4.75
Short-term investments	52,225	304	2.33	25,531	294	4.61
Mortgage loans held for sale	1,470,174	25,684	6.99	978,324	16,779	6.86

Interest-earning assets, gross	15,507,720	210,677	5.45	12,824,558	194,363	6.08
Net unrealized gains on available for sale securities	125,008			63,338
Other assets, net	2,876,437			2,524,590

Total assets	$18,509,165			$15,412,486

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest checking	$1,268,594	$1,361.44%		$1,105,699	$1,357.50%
Money market	1,994,672	5,498	1.12	1,939,150	7,130	1.49
Savings deposits	269,234	337.51		221,804	411.75
Time deposits	3,316,426	21,291	2.60	2,843,198	19,989	2.85

Total interest-bearing deposits	6,848,926	28,487	1.69	6,109,851	28,887	1.92
Borrowed funds	3,517,384	12,422	1.41	2,876,558	13,003	1.81
Long-term debt	3,695,230	27,683	3.00	2,463,027	20,560	3.34

Interest-bearing liabilities	14,061,540	68,592	1.96	11,449,436	62,450	2.20

Demand, noninterest-bearing	1,365,359			1,106,808
Other liabilities	458,827			406,168
Shareholder’s equity	2,623,439			2,450,074

Total liabilities and shareholder’s equity	$18,509,165			$15,412,486

Interest rate spread			3.49%			3.88%
Net yield on interest-earning assets, gross	$15,507,720	$142,085	$3.67%	$12,824,558	$131,913	$4.12%

Taxable equivalent adjustment		$2,217			$2,782

Table 2

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	At and for the

	Three months ended March 31, 2003		Year ended December, 31, 2002

	(dollars in thousands)
ALLOWANCE FOR LOAN LOSSES AT BEGINNING OF THE PERIOD
Allowance for loan losses at beginning of period	$125,422		$106,220
Allowance related to loans transferred or sold	—		(202)
Allowance for acquired loans	5,470		12,053
Provision for loan losses	10,281		45,439
Loans charged off	(8,117)		(45,102)
Recoveries on loans previously charged off	2,724		7,014

Net charge-offs	(5,393)		(38,088)

Allowance for loan losses at end of period	$135,780		$125,422

Loans at period end	$9,403,417		$8,603,816
Average loans	9,322,742		8,456,699
Nonperforming loans	106,360		85,892
Allowance for loan losses to total loans	1.44%		1.46%
Net charge-offs to average loans	.23		.45
Allowance for loan losses to nonperforming loans	1.28	x	1.46	x

Table 3

NONPERFORMING ASSETS AND PAST DUE LOANS

	March 31, 2003	December 31, 2002

	(dollars in thousands)
Nonaccrual loans	$106,360	$85,892
Foreclosed property	15,123	15,967

Total nonperforming assets	$121,483	$101,859

Accruing loans past due ninety days or more	$10,474	$10,005
Nonperforming Assets To:
Loans and foreclosed property	1.29%	1.18%
Total assets	0.65	0.55

Table 4

CAPITAL RATIOS

	Tier 1 Capital	Total Capital	Tier 1 Leverage

March 31, 2003	8.8	13.5	6.3
December 31, 2002	10.6	16.3	7.2
Minimum requirement	4.0	8.0	4.0

Table 5

NET INTEREST INCOME AND VOLUME/RATE ANALYSIS

TAXABLE EQUIVALENT BASIS

	Three months ended March 31, 2003 and 2002

		Variance attributable to:

	Income/ Expense Variance	Volume	Rate

	(thousands)
INTEREST INCOME
Loans, including fees	$5,485	$17,871	$(12,386)
Taxable securities	2,328	12,461	(10,133)
Tax-exempt securities	(414)	(613)	199
Short-term investments	10	204	(194)
Mortgage loans held for sale	8,905	8,587	318

Total interest income	16,314	38,510	(22,196)
INTEREST EXPENSE
Interest checking	4	186	(182)
Money market	(1,632)	199	(1,831)
Savings deposits	(74)	77	(151)
Time deposits	1,302	3,137	(1,835)

Total interest-bearing deposits	(400)	3,599	(3,999)
Borrowed funds	(581)	2,577	(3,158)
Long-term debt	7,123	9,410	(2,287)

Total interest expense	6,142	15,586	(9,444)

Net interest income	$10,172	$22,924	$(12,752)

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

          Omitted Pursuant to General Instruction H. (2)(b) of Form 10-Q.

Item 5.      Other Information

          None.

Item 6.      Exhibits and Reports on Form 8-K

(a)     Exhibits:

          None

(b)     Reports on Form 8-K:

On February 14, 2003, RBC Centura filed a current report on Form 8-K regarding the consummation of its acquisition of RBC Mortgage Company on January 31, 2003.

On April 15, 2003, RBC Centura filed a current report on Form 8-K/A to provide financial statements of RBC Mortgage Company, acquired on January 31, 2003, and pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

RBC CENTURA BANKS, INC.
Registrant

Date: May 14, 2003	By:	/s/ PAUL S. MUSGROVE

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ PAUL S. MUSGROVE

Paul S. Musgrove Chief Financial Officer