Form 10-Q
period 2003-06-30
RBC CENTURA BANKS INC
filed 2003-08-14
CIK 861461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	2,406,759,439 (1)
(Class of Stock)	(Shares outstanding as of July 31, 2003)

(1)	One hundred percent owned directly or indirectly by Royal Bank of Canada.

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

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(thousands, except share data)
ASSETS
Cash and due from banks	$709,472	$435,809
Due from banks, interest-bearing	37,631	38,491
Federal funds sold	61,099	53,497
Investment securities:
Available for sale (cost of $4,628,201 and $4,667,938, respectively)	4,723,627	4,798,130
Held to maturity (fair value of $10,948 and $16,947, respectively)	10,776	16,632
Loans, net of unearned income	9,256,321	8,603,816
Less allowance for loan losses	139,388	125,422

Net loans	9,116,933	8,478,394
Mortgage loans held for sale	2,015,625	2,140,691
Premises and equipment	179,656	186,908
Goodwill and intangibles	1,747,147	1,655,158
Other assets	631,099	628,244

Total assets	$19,233,065	$18,431,954

LIABILITIES
Deposits:
Demand, noninterest-bearing	$1,663,817	$1,380,627
Interest-bearing	6,268,263	5,812,427
Time deposits over $100	613,514	829,416

Total deposits	8,545,594	8,022,470
Borrowed funds	3,751,584	4,153,557
Long-term debt	3,932,602	3,233,966
Other liabilities	355,255	412,686

Total liabilities	16,585,035	15,822,679

SHAREHOLDER’S EQUITY
Common stock, no par value, 3,500,000,000 shares authorized; shares issued and outstanding of 2,406,759,439 and 2,406,559,654, respectively	2,477,775	2,476,938
Accumulated other comprehensive income	25,663	56,928
Retained earnings	144,592	75,409

Total shareholder’s equity	2,648,030	2,609,275

Total liabilities and shareholder’s equity	$19,233,065	$18,431,954

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands)
INTEREST INCOME
Loans, including fees	$130,175	$122,561	$256,374	$243,319
Investment securities:
Taxable	48,678	54,045	104,948	107,532
Tax-exempt	—	268	2	531
Short-term investments	125	276	430	570
Mortgage loans held for sale	30,238	18,601	55,922	35,380

Total interest income	209,216	195,751	417,676	387,332

INTEREST EXPENSE
Deposits	27,559	34,234	56,047	63,121
Borrowed funds	12,580	12,803	25,001	25,806
Long-term debt	26,604	22,518	54,287	43,078

Total interest expense	66,743	69,555	135,335	132,005

NET INTEREST INCOME	142,473	126,196	282,341	255,327
Provision for loan losses	13,010	11,435	23,291	23,473

Net interest income after provision for loan losses	129,463	114,761	259,050	231,854

NONINTEREST INCOME
Service charges on deposit accounts	16,808	16,525	33,087	33,014
Credit card and related fees	2,189	2,028	4,268	4,349
Other service charges, commissions, and fees	5,307	6,815	11,015	13,680
Fees for trust services	963	2,320	2,341	4,670
Mortgage income	44,121	30,796	104,912	64,631
Cash surrender value of executive life insurance	3,356	3,224	6,857	6,550
Other noninterest income (loss),net	(1,442)	4,376	587	6,702
Securities gains, net	12,236	1,568	16,802	2,424

Total noninterest income	83,538	67,652	179,869	136,020

NONINTEREST EXPENSE
Personnel	88,072	69,703	174,889	140,993
Occupancy	15,175	9,670	25,990	19,171
Equipment	8,170	8,515	16,909	17,209
Foreclosed real estate losses and related operating expense, net	907	730	1,785	1,639
Merger-related and other significant charges	1,654	—	3,232	—
Intangible amortization	7,457	6,743	15,368	13,466
Intercompany charges from related parties	1,736	1,170	3,245	2,252
Other operating expense	42,472	37,993	88,070	72,888

Total noninterest expense	165,643	134,524	329,488	267,618

Income before income taxes	47,358	47,889	109,431	100,256
Income tax expense	16,079	16,738	40,248	34,901

NET INCOME	$31,279	$31,151	$69,183	$65,355

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
(thousands, except share data)	Shares	Amount
Balance, December 31, 2002	2,406,559,654	$2,476,938	$75,409	$56,928	$2,609,275
Common stock issuance to acquire related party	199,785	837	—	—	837
Comprehensive income:
Net income	—	—	69,183	—	69,183
Unrealized losses on available for sale securities, net of tax	—	—	—	(21,302)	(21,302)
Losses on derivatives designated as cash flow hedges	—	—	—	(9,963)	(9,963)

Comprehensive income	—	—	—	—	37,918

Balance, June 30, 2003	2,406,759,439	$2,477,775	$144,592	$25,663	$2,648,030

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,183	$65,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,291	23,473
Depreciation on assets under operating lease	619	1,310
Depreciation and amortization, excluding depreciation on assets under operating lease	32,117	30,425
Amortization of purchase accounting adjustments	12,617	31,236
Deferred income taxes	(15,363)	(3,959)
Loan fees deferred, net	2,839	(92)
Bond premium amortization and (discount accretion), net	16,462	4,870
Gains on sales of investment securities	(16,802)	(2,424)
Loss on sales of foreclosed real estate	1,147	807
Proceeds from sales of mortgage loans held for sale	12,021,376	9,171,590
Originations, net of principal repayments, of mortgage loans held for sale	(12,106,321)	(8,831,999)
Decrease (increase) in accrued interest receivable	6,517	(1,450)
Decrease in accrued interest payable	(2,096)	(4,111)
Increase in loan fees relating to mortgage loans held for sale	(37,646)	(23,097)
Net change in other assets and other liabilities	(1,187)	(20,552)

Net cash provided by operating activities	6,753	441,382

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	13,779	(175,186)
Purchases of:
Securities available for sale	(2,234,658)	(905,856)
Premises and equipment	(3,136)	(11,993)
Mortgage loans held for sale from related party	—	(120,880)
Proceeds from:
Sales of securities available for sale	796,902	278,223
Maturities and issuer calls of securities available for sale	1,521,583	429,894
Maturities and issuer calls of securities held to maturity	5,702	—
Sales of foreclosed real estate	6,512	6,493
Dispositions of premises and equipment	529	3,517
Mortgage servicing rights capitalized	(15,249)	(8,951)
Cash paid, net of cash acquired, in purchase acquisitions	(77,042)	(224)

Net cash provided (used) by investing activities	14,922	(504,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(40,495)	(134,857)
Net (decrease) increase in borrowed funds	(401,973)	4,031
Proceeds from issuance of long-term debt	712,000	460,250
Repayment of long-term debt	(10,802)	(298,046)
Capital contribution from Royal Bank	—	759

Net cash provided by financing activities	258,730	32,137

Increase (decrease) in cash and cash equivalents	280,405	(31,444)
Cash and cash equivalents, beginning of period	527,797	401,483

Cash and cash equivalents, end of period	$808,202	$370,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$137,431	$139,895
Income taxes	54,865	46,328
Noncash transactions:
Unrealized securities gains, net	(34,764)	(43,729)
Loans transferred to foreclosed property	6,689	3,204

See accompanying notes to consolidated financial statements.

RBC CENTURA BANKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

The accompanying unaudited consolidated financial statements include the accounts of RBC Centura and its wholly-owned subsidiaries. The interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and accompanying footnotes in RBC Centura’s Annual Report on Form 10-K for the year ended December 31, 2002 and the financial statements and supplemental information of RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”) included in RBC Centura’s Form 8-K/A filed on April 15, 2003 in association with the RBC Mortgage merger described below. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year.

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

To further consolidate the U.S. operations of Royal Bank, RBC Centura also completed a merger with RBC Mortgage at the close of business on January 31, 2003, herein referred to as the RBC Mortgage merger. RBC Mortgage was a company wholly-owned by Royal Bank since April 2000 engaged in the business of originating, selling and brokering residential mortgage loans. When it acquired RBC Mortgage, RBC Centura also acquired the Builder Finance Group (“RBC Builder”), a division of RBC Mortgage, which originates and services residential construction real estate loans. RBC Centura issued 185.8 million shares of its common stock to an indirect wholly-owned subsidiary of Royal Bank to effect the combination of RBC Mortgage and acquired $2.2 billion in assets (primarily composed of $1.4 billion in loans held for sale and $600.0 million in loans). RBC Centura simultaneously contributed the shares of RBC Mortgage to the Bank in exchange for additional common shares of the Bank such that RBC Mortgage became a wholly-owned subsidiary of the Bank. Further, the assets that comprise RBC Builder were transferred to the Bank from RBC Mortgage through a dividend, and RBC Builder became a division of the Bank. Prior to the merger with RBC Centura, RBC Mortgage issued 199,785 shares to Prism Financial Corporation, an indirect wholly-owned subsidiary of Royal Bank, to acquire the assets of Prism Financial Reinsurance Corporation. Due to the fact that RBC Centura and RBC Mortgage were under common control at the time of the RBC Mortgage merger, the transfer of the assets and liabilities of RBC Mortgage was accounted for at historical cost in a manner similar to a pooling of interests, as was the case with the SFNB merger. For financial accounting purposes, the RBC Mortgage merger resulted in a further change in reporting entity and the restatement of the financial statements for all periods prior to February 1, 2003. This restatement reflects SFNB as being the historical accounting entity and only includes the assets and results of operations of RBC Mortgage from the date of its acquisition by Royal Bank on April 19, 2000, the date at which common control was established.

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

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies disclosure requirements applicable to a guarantor’s financial statements with respect to certain of its guarantees. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The initial adoption of FIN 45 did not materially affect RBC Centura, and management does not anticipate that the recognition requirements of FIN 45 will have a materially adverse impact on RBC Centura’s consolidated financial position or consolidated results of operations in the future.

In the normal course of business, RBC Centura enters into numerous agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires payments (either in cash, financial instruments, other assets, shares of our stock or provision of services) to a third party based on (1) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (2) failure of another party to perform under an obligating agreement or (3) failure of another third party to pay its indebtedness when due. The maximum potential amount of future payments represents the amounts that could be lost under guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions, insurance policies or from collateral held or pledged.

The table below summarizes significant guarantees RBC Centura provided to third parties at June 30, 2003.

Maximum Potential Amount of Future Payments
(thousands)
Financial standby letters of credit	$74,905
Performance standby letters of credit	140,483
Mortgage loans sold with recourse	561,576

Standby letters of credit are conditional commitments issued by RBC Centura to guarantee the performance of a customer to a third party. The risks and credit approval process involved in issuing standby letters of credit are essentially the same as that involved in commitments to extend credit.

Mortgage loans sold with recourse represent the commitment by RBC Centura to repurchase originated mortgage loans sold to an investor if the loans are uninsured for greater than one year, or to refund any premium received where mortgage loans are prepaid or in default within 120 days. The mortgage loans are fully collateralized by residential properties. At June 30, 2003, the reserve for mortgage loans sold with recourse was $9.8 million.

Also, in the ordinary course of business, RBC Centura enters into indemnifications for legal proceedings against its directors and officers. In addition, RBC Centura issues standard representations in merger and acquisition agreements. No payments under these indemnifications and representations have been required and management does not believe that any such payments would materially change the results of operations.

Note 2: Mergers, Acquisitions and Divestitures

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

During the second quarter of 2003, RBC Centura sold the majority of its net branches of its RBC Mortgage subsidiary. Net branches represent an arrangement whereby the branch manager is compensated entirely based on the profits that each branch generates and therefore maintains a greater level of autonomy with respect to the activities of that branch as compared to the traditional branch arrangement.

During the second quarter of 2003, RBC Centura and Bank One Corporation (“Bank One”) announced an agreement for RBC Mortgage, a subsidiary of RBC Centura, to acquire Bank One’s brokered real estate lending business. As a result, approximately 200 Bank One employees will join RBC Mortgage’s wholesale team. The first phase of the acquisition was completed on June 16, 2003. The final phase of the acquisition is scheduled to be completed during third quarter 2003. Bank One’s brokered real estate lending business consists of residential real estate mortgages and home equity loans originated by third-party brokers.

Note 3: Loans

As a result of the application of purchase accounting, a premium of $12.7 million was recorded on January 29, 2003 as a fair value adjustment to the loan portfolio acquired as a result of RBC Centura’s acquisition of all the outstanding shares of Admiralty Bancorp, Inc. on January 29, 2003. This premium is being amortized on a straight line basis over the average life of the loans acquired. A summary of loans based on underlying collateral follows:

	June 30, 2003	December 31, 2002
	(thousands)
Commercial, financial, and agricultural	$2,202,211	$2,313,895
Consumer	458,064	504,917
Real estate—mortgage	4,638,307	3,957,249
Real estate—construction and land development	1,657,311	1,537,696
Leases	143,255	154,980
Other	157,173	135,079

Total loans, net of unearned income	$9,256,321	$8,603,816

Included in the loan balances above:
Nonaccrual loans	$104,777	$85,892
Accruing loans past due ninety days or more	15,840	10,005

Note 4: Allowance for Loan Losses

A summary of changes in the allowance for loan losses (“AFLL”) follows:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(thousands)
AFLL at beginning of year	$125,422	$106,220
AFLL for acquired loans	5,470	—
Provision for loan losses	23,291	23,473
Charge-offs	(19,116)	(21,873)
Recoveries on loans previously charged-off	4,321	3,029

Net Charge-offs	(14,795)	(18,844)

AFLL at end of period	$139,388	$110,849

The following tables summarize individually impaired loan information:

	June 30, 2003	December 31, 2002
	(thousands)
Individually impaired loans with related allowance	$42,752	$19,526
Individually impaired loans with no related allowance	23,396	24,734

Total individually impaired loans	$66,148	$44,260

Allowance on individually impaired loans	$14,750	$6,416

Note 5: Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill for the six months ended June 30, 2003 are as follows:

(thousands)
Balance, December 31, 2002	$1,386,864
Goodwill generated in Admiralty acquisition	87,829
Goodwill adjustments	2,826

Balance, June 30, 2003	$1,477,519

Goodwill adjustments predominantly relate to acquisitions previously completed by RBC Mortgage and represent contingent consideration payments currently paid that were not determinable at the time the acquisitions were completed.

At June 30, 2003, the gross carrying value and accumulated amortization related to core deposits and other intangibles (exclusive of mortgage servicing rights) was $290.0 million and $55.6 million, respectively. At December 31, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $278.4 million and $43.8 million, respectively. Amortization expense on core deposits and other intangibles was $15.4 million for the six months ended June 30, 2003 and $13.5 million for the six months ended June 30, 2002.

Note 6: Mortgage Servicing Rights

A summary of capitalized mortgage servicing rights (“MSRs”) follows:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(thousands)
Balance at beginning of period	$33,725	$12,971
MSRs capitalized	15,249	8,951
MSRs amortized	(6,818)	(2,166)
Valuation allowance recorded	(6,663)	(150)

Balance at end of period	$35,493	$19,606

A valuation allowance of $11.3 million was required for capitalized MSRs at June 30, 2003, primarily due to increased prepayment speeds resulting from the low interest rate environment. A valuation allowance of $4.6 million was required at December 31, 2002.

RBC Centura uses a discounted cash flow model, in conjunction with certain assumptions and estimates, to determine the fair value of capitalized MSRs. The key economic assumptions are as follows:

Weighted average life	4.5	years
Prepayment speed	29.0	% annual
Discount rate	8.7%
Expected credit losses	1.5%

At June 30, 2003, the sensitivity of the current fair value of the capitalized MSRs to immediate 10% and 20% adverse changes in key economic assumptions are presented below.

(Dollars in millions)
Fair value of capitalized MSRs	$35.5
Discount rate (annual rate)	8.7%
Decline in fair value of 10% adverse change	$1.3
Decline in fair value of 20% adverse change	$2.6

Prepayment speed (annual rate)	29.0%
Decline in fair value of 10% adverse change	$4.2
Decline in fair value of 20% adverse change	$8.9
Expected credit losses (annual rate)	1.5%
Decline in fair value of 10% adverse change	$0.4
Decline in fair value of 20% adverse change	$0.8

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

Note 7: Borrowed Funds

Borrowed funds consisted of the following:

	June 30, 2003	December 31, 2002
	(thousands)
Federal funds purchased and securities sold under agreements to repurchase	$891,946	$1,592,231
Warehouse lines of credit with affiliates	2,103,502	1,565,856
Master notes	632,208	445,768
Federal Home Loan Bank (“FHLB”) Advances	75,000	75,000
Unsecured lines of credit	34,964	429,902
U.S. Treasury demand note	13,964	39,800
Other	—	5,000

Total borrowed funds	$3,751,584	$4,153,557

RBC Centura recorded $14.3 and $13.7 million in interest expense on the warehouse lines of credit with affiliates for the six month periods ended June 30, 2003 and June 30, 2002, respectively.

Note 8: Long-term Debt

Long-term debt consisted of the following:

	June 30, 2003	December 31, 2002
	(thousands)
FHLB advances	$2,052,379	$2,057,894
Affiliate borrowings	1,605,000	893,000
Capital securities	151,434	151,405
Bank notes	120,919	120,574
Other	2,870	11,093

Total long-term debt	$3,932,602	$3,233,966

In February of 2003, RBC Centura issued $550.0 million in debentures to an indirect subsidiary of Royal Bank. The note is LIBOR based debt and is due to mature in February of 2008. The interest rate on these debentures was 1.68 percent as of June 30, 2003. RBC Centura recorded $3.2 million in interest expense related to these debentures during the first six months of 2003.

RBC Centura has $243.0 million of borrowings pursuant to a line of credit with an indirect subsidiary of Royal Bank. The line of credit is LIBOR based and borrowings thereunder are due in April of 2006. The interest rate on this indebtedness was 1.43 percent as of June 30, 2003. RBC Centura recorded $1.7 million and $3.0 million in interest expense during the six months ended June 30, 2003 and June 30, 2002, respectively, related to this line of credit.

In January of 2003, RBC Centura entered into a $162.0 million term loan with an indirect subsidiary of Royal Bank. The term loan is LIBOR based and is due to mature in January of 2008. The interest rate on this loan was 1.43 percent as of June 30, 2003. RBC Centura recorded $1.2 million in interest expense during the six months ended June 30, 2003 in respect of this term loan.

In total, RBC Centura recorded $11.8 million and $8.7 million of interest expense for affiliated borrowings for the six months ended June 30, 2003 and June 30, 2002, respectively.

Note 9: Income Taxes

The components of income tax expense were:

	Six Months Ended June 30,
	2003	2002
	(thousands)
Current expense:
Federal	$51,188	$37,151
State	4,423	1,709

	55,611	38,860
Deferred expense (benefit):
Federal	(13,214)	(4,583)
State	(2,149)	624

	(15,363)	(3,959)

Total income tax expense	$40,248	$34,901

Income tax expense is reconciled to the amount computed by applying the federal statutory rate to income before income taxes as follows:

	Six Months Ended
	June 30, 2003		June 30, 2002
	(Dollars in thousands)
Income taxes at Federal statutory tax rate	$38,301	35.00%	$35,090	35.00%
Non-taxable income	(3,215)	(2.94)	(3,359)	(3.35)
Acquisition adjustments, net	—	—	85.08
State income tax, net of federal benefit	1,473	1.35	1,563	1.56
Other, net	3,689	3.37	1,522	1.52

Effective tax rate	$40,248	36.78%	$34,901	34.81%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	June 30, 2003	December 31, 2002
	(thousands)
Deferred tax assets:
Loan loss reserve	$57,968	$51,232
Other reserves	19,681	16,084
Deferred compensation	45,563	43,680
Other assets	22,132	22,651

	145,344	133,647
Deferred tax asset valuation allowance	(6,359)	(6,359)

Gross deferred tax asset	138,985	127,288

Deferred tax liabilities:
Premises and equipment	9,614	10,113
Deposits	67,899	65,047
Investment securities	14,522	13,663
Leasing activities	89,749	87,639
Lending activities	18,053	20,092
Other liabilities	8,983	11,945
Net unrealized securities gains	37,446	50,911

Gross deferred tax liabilities	246,266	259,410
Net deferred tax liability	$(107,281)	$(132,122)

A valuation allowance for deferred tax assets related to state net operating losses has been recorded in the amount of $6.4 million at June 30, 2003 and December 31, 2002. Management has determined that it is more likely than not that the deferred tax assets related to the state net operating losses will not be fully realized. During the six months ended June 30, 2003, the deferred tax liability was decreased by the amount of $13.5 million due to fair value adjustments required under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, for securities available for sale and increased by $4.0 million due to acquisition related adjustments.

Note 10: Other Operating Expense

Other operating expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands)
Marketing, advertising, and public relations	$5,932	$3,568	$10,994	$6,786
Stationary, printing, and supplies	2,742	2,788	5,789	5,602
Postage	1,221	1,125	2,550	2,344
Telephone	3,917	3,641	7,640	7,283
FDIC insurance	326	327	679	657
Fees for outsourced services	8,314	6,100	16,728	11,592
Legal and professional fees	6,901	5,581	13,620	11,012
Employee education and travel	3,656	2,935	7,061	5,241
Other administrative	1,043	1,117	2,135	2,315
Other	8,420	10,811	20,874	20,056

Total other operating expense	$42,472	$37,993	$88,070	$72,888

Note 11: Derivatives

RBC Centura regularly enters into commitments to fund mortgage loans at a future date, subject to compliance with stated conditions. The commitments, if funded, are collateralized primarily by residential real estate. The obligation to lend may be voided if the customer’s financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. The total contract amount for commitments to fund mortgage loans as of June 30, 2003 and December 31, 2002 was $3.2 billion and $1.6 billion, respectively. In accordance with SFAS 133, interest rate lock commitments (“IRLCs”) for mortgage loans held for sale are derivatives. IRLCs are recorded in the balance sheet at the fair value with the offsetting entries being recorded to mortgage income. Upon the closing of the mortgage loan, the cost basis of that mortgage loan is adjusted by the amount of the derivative recorded in the Consolidated Balance Sheets. The estimated fair value of these commitments as of June 30, 2003 and December 31, 2002 was approximately $17.8 million and $23.8 million, respectively, and was recorded in other assets.

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

In order to offset the risk that a change in interest rates will result in a decrease in the value of RBC Centura’s current mortgage loan inventory or its loan commitments, the Company enters into either forward contracts or whole-loan sale commitments with third parties. RBC Centura’s hedging policies generally require that the maximum portion of its committed pipeline that may close be hedged with forward contracts for the delivery of loans or options on treasury securities. The mortgage loans that are to be delivered under these contracts are fixed or adjustable-rate, corresponding with the composition of RBC Centura’s inventory and committed pipeline. At June 30, 2003 and December 31, 2002, RBC Centura had open forward commitments with a total notional amount of approximately $2.9 billion and $2.3 billion, respectively, to sell mortgage loans with varying settlement dates not extending beyond 60 days. The estimated fair value of these forward contracts as of June 30, 2003 and December 31, 2002 was $3.4 million and $30.1 million, respectively, and was recorded in other liabilities. At June 30, 2003 and December 31, 2002, respectively, RBC Centura had investments in options with a fair value totaling $1.4 million and $133,000, respectively.

For the six months ended June 30, 2003, RBC Centura recognized a pretax loss of $7.3 million related to the ineffective portion of its fair value hedges. During the first half of 2003, RBC Centura also terminated $550 million notional value of interest rate swaps for an aggregate loss of $22.7 million. The loss is being amortized over the remaining life of the hedged item or approximately 28 months.

Note 12: Segment Information

Upon completing the merger with RBC Mortgage, RBC Centura management performed an evaluation to determine whether the acquisition resulted in the creation of distinct operating segments based on the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. As a result of the RBC Mortgage merger, certain members of Royal Bank’s management and committees (RBC Centura’s chief operating decision maker), now review discrete financial information for RBC Centura’s mortgage banking business line separate and apart from its retail banking activities. The mortgage banking business consists of the origination, sale and brokerage of residential mortgage loans. Retail banking activities represent a wide range of financial services, which include deposit accounts, credit and debit cards, commercial mortgages and business and personal loans.

Financial information by segment for the three and six months ended June 30 follows:

	Three months ended June 30, 2003
	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated
	(thousands)
Interest income	$27,827	$181,854	$209,681	$(465)	$209,216
Interest expense	8,191	59,017	67,208	(465)	66,743

Net interest income	19,636	122,837	142,473	—	142,473
Provision for loan losses	—	13,010	13,010	—	13,010

Net interest income after provision for loan losses	19,636	109,827	129,463	—	129,463
Noninterest income	37,811	45,727	83,538	—	83,538
Noninterest expense	45,278	120,365	165,643	—	165,643

Income before income taxes	12,169	35,189	47,358	—	47,358
Income tax expense	4,779	11,300	16,079	—	16,079

Net income	$7,390	$23,889	$31,279	$—	$31,279

Period-end assets at June 30, 2003	$2,452,408	$17,006,031	$19,458,439	$(225,374)	$19,233,065

	Three months ended June 30, 2002
	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated
	(thousands)
Interest income	$16,357	$179,394	$195,751	$—	$195,751
Interest expense	3,377	66,178	69,555	—	69,555

Net interest income	12,980	113,216	126,196	—	126,196
Provision for loan losses	—	11,435	11,435	—	11,435

Net interest income after provision for loan losses	12,980	101,781	114,761	—	114,761
Noninterest income	29,335	39,649	68,984	(1,332)	67,652
Noninterest expense	32,405	102,119	134,524	—	134,524

Income before income taxes	9,910	39,311	49,221	(1,332)	47,889
Income tax expense	3,867	13,397	17,264	(526)	16,738

Net income	$6,043	$25,914	$31,957	$(806)	$31,151

Period-end assets at December 31, 2002	$1,918,415	$16,521,227	$18,439,642	$(7,688)	$18,431,954

	Six months ended June 30, 2003
	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated
	(thousands)
Interest income	$50,777	$367,548	$418,325	$(649)	$417,676
Interest expense	14,426	121,558	135,984	(649)	135,335

Net interest income	36,351	245,990	282,341	—	282,341
Provision for loan losses	—	23,291	23,291	—	23,291

Net interest income after provision for loan losses	36,351	222,699	259,050	—	259,050
Noninterest income	88,650	91,219	179,869	—	179,869
Noninterest expense	90,639	238,849	329,488	—	329,488

Income before income taxes	34,362	75,069	109,431	—	109,431
Income tax expense	13,434	26,814	40,248	—	40,248

Net income	$20,928	$48,255	$69,183	$—	$69,183

Period-end assets at June 30, 2003	$2,452,408	$17,006,031	$19,458,439	$(225,374)	$19,233,065

	Six months ended June 30, 2002
	Mortgage Banking	Retail Banking	Total	Eliminations	Consolidated
	(thousands)
Interest income	$31,849	$355,483	$387,332	$—	$387,332
Interest expense	8,142	123,863	132,005	—	132,005

Net interest income	23,707	231,620	255,327	—	255,327
Provision for loan losses	—	23,473	23,473	—	23,473

Net interest income after provision for loan losses	23,707	208,147	231,854	—	231,854
Noninterest income	60,811	77,226	138,037	(2,017)	136,020
Noninterest expense	65,898	201,720	267,618	—	267,618

Income before income taxes	18,620	83,653	102,273	(2,017)	100,256
Income tax expense	7,264	28,434	35,698	(797)	34,901

Net income	$11,356	$55,219	$66,575	$(1,220)	$65,355

Period-end assets at December 31, 2002	$1,918,415	$16,521,227	$18,439,642	$(7,688)	$18,431,954

Note 13: Current Accounting Matters

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin 51—Consolidated Financial Statements to those entities (defined as “Variable Interest Entities” or “VIEs”) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires consolidation of VIEs by the Primary Beneficiary. The Primary Beneficiary is defined as the party who has exposure to the majority of the expected losses and/or expected residual returns of the VIE. This interpretation applies immediately to all VIEs created after January 31, 2003, and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. RBC Centura’s preliminary assessment under FIN 46 reflects that the statutory business trusts (Centura Capital Trust I, Triangle Capital Trust and EBI Capital Trust I) created to issue trust preferred securities will no longer be consolidated entities. This should have an insignificant impact on the financial statements and the Federal Reserve Board has indicated that these instruments will continue to be eligible for inclusion in Tier I capital under the capital adequacy standards. The evaluation process is continuing but no material impact on the consolidated results of operation or consolidated financial condition of RBC Centura is expected.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes that the statement requires are designed to give a more complete depiction of liabilities and equity and, thereby, to assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the implementation of the statement will have a material impact on RBC Centura’s consolidated financial position or consolidated results of operations.

Note 14: Commitments and Contingencies

Exposure Relating to Mortgage Loans Procured by Fraud

In May 2003 an entity that had purchased a number of mortgage loans from RBC Mortgage, a subsidiary of RBC Centura, issued a repurchase request in respect of loans having an unpaid principal balance of approximately $60 million, alleging that management breached various representations and warranties in respect of such loans. Management believes that the loans in question were procured fraudulently and understands that the appropriate authorities are investigating. Based on appraisals of the value of the underlying real estate, management estimates the maximum pre-tax exposure, net of reserves and before anticipated insurance and other recoveries, is less than $15 million in respect of this matter. While the ultimate resolution of this matter is not possible to predict at this time, management does not believe that such resolution will be material to our financial condition, although it may be material to our results of operations in a particular period.

Note 15: Subsequent Events

On July 10, 2003, RBC Centura and Provident Financial Group, Inc. announced the signing of an agreement pursuant to which the Bank will acquire Provident’s Florida operations, including 13 branches in three western Florida counties. As of April 30, 2003, Provident’s Florida branches had a deposit balance of approximately $750 million, loans of approximately $350 million and assets under administration of approximately $500 million. The acquisition is subject to customary closing conditions, including approval of U.S. regulators. The transaction is expected to close in the fall of 2003.

On July 17, 2003, RBC Centura announced the signing of an agreement in which its RBC Mortgage subsidiary will acquire 100 percent of the outstanding common shares of Sterling Capital Mortgage Company, a mortgage company that specializes in residential mortgage origination. Sterling Capital Mortgage is a wholly-owned subsidiary of Sterling Bancshares, Inc., a bank holding company based in Houston, Texas. The transaction includes Sterling Capital Mortgage’s 110 branch locations in sixteen states and sixteen affiliated business arrangements. Under the terms of the agreement, Sterling Bancshares will receive approximately $100 million cash. The acquisition is subject to customary closing conditions, including approval by Canadian and U.S. regulators. The transaction is expected to close in the fall of 2003.

In addition, RBC Centura signed agreements with various institutions to divest eight branches. These divestitures are expected to close by year-end 2003.

RBC CENTURA BANKS, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2003

The information below in response to Item 2 of Form 10-Q, Part 1, is provided pursuant to General Instruction H. (2)(a) of Form 10-Q, which permits the omission of the information required by such item so long as a narrative analysis such as that set forth below is provided.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements in this Form 10-Q concerning RBC Centura Banks, Inc. (“RBC Centura” or the “Company”) and its principal, wholly-owned subsidiary, RBC Centura Bank (named Centura Bank prior to October 30, 2001, the “Bank”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the financial conditions, results of operations and businesses of RBC Centura, RBC Centura’s plans, goals, objectives, expectations, projections, estimates, and intentions. One can identify these forward-looking statements by the use of words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. RBC Centura cautions readers not to place undue reliance on these statements as a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Factors that might cause such a change include, but are not limited to (i) customer and deposit attrition or loss of revenue following completed mergers may be greater than expected; (ii) competitive pressure in the banking industry may increase significantly; (iii) changes in the interest rate, currency exchange rate and inflation rate may reduce margins; (iv) general economic conditions, globally, nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and the possible impairment of collectibility of loans; (v) the impact of changes in monetary and fiscal policies, laws, rules and regulations; (vi) the impact of the Gramm-Leach-Bliley Act of 1999; (vii) changes in business conditions and inflation; (viii) the impact to revenue and expenses in the event that announced mergers are not consummated as anticipated; (ix) the failure to realize expected benefits from the acquisition of Centura Banks, Inc. (“Predecessor”) by Royal Bank of Canada (“Royal Bank”), the acquisition of Eagle Bancshares, Inc. (“Eagle”) by RBC Centura, the acquisition of Admiralty Bancorp, Inc. (“Admiralty”) by RBC Centura, the merger of RBC Centura with RBC Mortgage Company (named Prism Mortgage Company prior to April 8, 2002, “RBC Mortgage”), the announced acquisition of Provident’s Florida operations or the announced acquisition of Sterling Capital Mortgage; (x) the impact on RBC Centura’s business, as well as on the risks set forth above, of various international military or terrorist activities or conflicts; and (xi) other risks and factors identified in Predecessor’s and RBC Centura’s other past and future filings with the Securities and Exchange Commission and other regulatory bodies.

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

GENERAL

The following narrative analysis is presented to assist in the understanding and evaluation of the financial condition and results of operations of RBC Centura. RBC Centura is a financial holding company that serves as the United States focal point of the personal, small business and commercial banking businesses of Royal Bank, a

Canadian chartered bank. In doing so, RBC Centura’s goal is to be the primary provider of financial services to each of its customers. These services are delivered through various channels. At June 30, 2003, RBC Centura served its customers through 246 banking centers located throughout North Carolina, in certain regions of South Carolina, Georgia, Florida and Virginia and also through 219 RBC Mortgage locations in 29 states. RBC Centura also serves its customers through RBC Centura Highway, its multifaceted customer access system that includes telephone banking, personal computer banking, online bill payment and a suite of Internet products and services that can be found at rbccentura.com. The contents of RBC Centura’s website are not part of this Form 10-Q and such contents are not incorporated by reference herein.

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

As a result of the acquisition by Royal Bank, Predecessor became a wholly-owned subsidiary of Royal Bank, and was renamed RBC Centura Banks, Inc in October 2001. The business combination was accounted for as a purchase with Royal Bank’s accounting basis being “pushed down” to RBC Centura. In order to consolidate the U.S. retail banking operations of Royal Bank, RBC Centura acquired Security First Network Bank (“SFNB”) from an indirect wholly-owned subsidiary of Royal Bank on June 1, 2002. To further consolidate the U.S. operations of Royal Bank, the Bank also completed a merger with RBC Mortgage at the close of business on January 31, 2003. RBC Mortgage was a company wholly-owned by Royal Bank since April of 2000 engaged in the business of originating, selling and brokering residential mortgage loans. As discussed in Note 1 of the Notes to Consolidated Financial Statements, these mergers resulted in a change in reporting entity for financial statement purposes and restatement of certain historical financial information giving consideration as to when RBC Centura, RBC Mortgage and SFNB were under common control of Royal Bank.

Throughout management’s narrative analysis, net interest income and related yields and ratios are calculated on a taxable-equivalent basis, which are required regulatory disclosures that are not calculated in accordance with generally accepted accounting principles (“GAAP”). Management reviews net interest income on a taxable-equivalent basis and believes that this measure provides users of this financial information a more accurate presentation of the net interest margin for comparative purposes. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This presentation provides comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the net interest yield.

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

RBC Centura regularly enters into commitments to fund mortgage loans at a future date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate lock commitments (“IRLCs”) for loans that will be classified as mortgage loans held for sale are derivatives and therefore must be recorded at fair value. In measuring the fair value of IRLCs, the amount of the expected mortgage servicing rights (“MSRs”) is included in the valuation. This value is calculated by determining the estimated market price for each underlying loan less the price to acquire the loan, with an adjustment for the anticipated fallout rate for IRLCs that will not be drawn upon before expiration. Recognition of this derivative value results in gain recognition prior to the sale of the underlying mortgage loans. The Financial Accounting Standards Board (“ FASB”) staff or the Emerging Issues Task Force of FASB may issue additional guidance on this matter. Depending on what, if any, additional guidance is issued, the timing of the gain recognition inherent within RBC Centura’s IRLCs could be delayed, possibly until the date that the anticipated loans are sold.

Estimations of fair value are critical for many of RBC Centura’s assets and liabilities including loans held for sale, available for sale investment securities (“AFS securities”), assets and liabilities associated with RBC Centura’s derivative financial instruments, capitalized MSRs and goodwill. Because these assets and liabilities are recorded at either fair value or at the lower of cost or fair value they are subject to various valuation techniques used by RBC Centura. The fair values of loans held for sale are based upon anticipated liquidation values, while the fair values of AFS securities and derivative financial instruments are determined based upon dealer quotes for similar instruments. RBC Centura uses a discounted cash flow model, in conjunction with prepayment speed and expected credit loss assumptions, to determine the fair value of MSRs. The discount rate applied to the expected cash flows varies according to the expected timing of those cash flows and the perceived risk associated with the loans serviced. A discounted cash flow model is also used annually, beginning in the first quarter of 2002, to determine the fair value of RBC Centura’s reporting units in assessing whether or not RBC Centura’s goodwill is impaired under SFAS 142 “Goodwill and Other Intangible Assets”.

The remainder of management’s narrative analysis of RBC Centura’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes.

EARNINGS SUMMARY

Net income for the six months ended June 30, 2003 totaled $69.2 million, an increase of 5.86 percent compared with the $65.4 million earned for the comparable period in 2002. Key factors responsible for RBC Centura’s results of operations are discussed throughout management’s narrative analysis below.

INTEREST-EARNING ASSETS

Interest-earning assets, net, consisting primarily of loans and investment securities, averaged $15.9 billion for the six months ended June 30, 2003, an increase of $2.7 billion or 20.43 percent over the average balance for the six months ended June 30, 2002 As discussed below, a portion of the average balance growth resulted from the addition of $697.1 million in loans as part of the Eagle acquisition and $486.6 million as part of the Admiralty acquisition with the remaining growth occurring within the investment portfolio and mortgage loans held for sale (“MLHFS”). At period-end, interest-earning assets were $16.1 billion at June 30, 2003, a modest increase of $453.8 million or 2.90 percent over December 31, 2002’s balance of $15.7 billion.

For additional information on average interest-earning assets, refer to the discussion below, Table 1, “Net Interest Income Analysis-Taxable Equivalent Basis” and Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis.”

Loans

Loans represent the largest component of interest-earning assets. Loans ended the period at $9.3 billion, increasing by $652.5 million from the balance as of December 31, 2002. A portion of this increase related to a transfer of $400.2 million in loans from mortgage loans held for sale to the held for investment portfolio as the result of a change of management’s intention with respect to these loans. Excluding this transfer and the $486.6 million acquired in loans in the Admiralty acquisition, the loan balance exhibited a decrease of $234.3 million from the balance as of December 31, 2002.

Loans averaged $9.3 billion during the six months ended June 30, 2003, an average increase of $1.1 billion over the prior year period. Excluding the average balance effect of loans acquired in the Eagle and Admiralty acquisitions and the loans transferred from mortgage loans held for sale to the held for investment portfolio, the loan balance declined by $236.3 million. Expected payoffs in the SFNB mortgage portfolio were the driving factor in the decline of $442.1 million experienced in mortgage loans. Upon excluding Admiralty and Eagle loans, commercial and consumer loans (equity lines, installment loans, and other credit line loans) increased by $238.0 million from the average balance in the year-earlier period due to new and developing strategic and sales initiatives. The leasing portfolio decreased by $32.1 million as the result of a continued decreased emphasis on the leasing product in conjunction with normal amortization of existing leases.

Taxable equivalent interest earned on the loan portfolio for the six months ended June 30, 2003 and 2002 totaled $257.0 million and $243.7 million, respectively. The declining rate environment resulted in an $18.9 million decrease in interest income while growth in loan volume and portfolio mix generated a $32.2 million interest income increase. Overall, the loan portfolio yielded 5.52 percent for the first six months of 2003 compared with 5.96 percent during the first six months of 2002. The amortization of loan premiums recorded as a result of the acquisition by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura negatively impacted the yields for the first six months of 2003 and 2002 by 25 basis points and 55 basis points, respectively. The overall remaining decrease was a direct result of the declining rate environment that prevailed during 2002 and 2003.

Investment Securities

The investment portfolio provides RBC Centura with a source of earnings and liquidity. The investment portfolio consists predominantly of securities of the U.S. Government and its agencies and other high grade, fixed income securities. The investment portfolio ended the first six months of 2003 at $4.7 billion, a decrease of $123.0 million from the December 31, 2002 balance, upon excluding investments acquired in the Admiralty acquisition of $42.7 million. For the six month period ended June 30, 2003, the investment portfolio, gross, averaged $4.6 billion compared with an average of $3.8 billion during the six month period ended June 30, 2002. The investment portfolio growth provided means of leveraging capital during a weak economy with slow loan growth .

The available for sale (“AFS”) investment portfolio is used as a part of RBC Centura’s asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and the need to manage regulatory capital and also to provide bank liquidity. This portfolio is carried at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income. At June 30, 2003, AFS investments had a market value of $4.7 billion, down slightly by $74.5 million or 1.55 percent compared to December 31, 2002. Included in the market value of the AFS portfolio as of June 30, 2003 are net unrealized gains of $95.4 million, $58.0 million net of tax, compared with net unrealized gains of $130.2 million, $79.3 million net of tax as of December 31, 2002.

FUNDING SOURCES

Total funding includes deposits, short-term borrowings and long-term debt and averaged $15.8 billion for the six month period ended June 30, 2003, increasing $3.1 billion or 24.21 percent over the $12.7 billion average during the six months ended June 30, 2002. The Eagle and Admiralty acquisitions resulted in $829.7 million and $460.1 million, respectively, of the increase. The balance of the increase resulted from additional borrowings in short-term and long-term debt discussed below. The cost of interest bearing liabilities during the first six months of 2003 was 1.89 percent compared with 2.29 percent during the comparable period in 2002. The accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura decreased the rate paid for the first six months of 2003 and 2002 by 12 basis points and 19 basis points, respectively. The remaining decline in interest rates, excluding discount amortization, was a direct result of the decreasing interest rate environment.

Deposits

Total deposits, whose major categories include money market accounts, savings accounts, individual retirement accounts, certificates of deposit (“CDs”) and transaction accounts, ended the period at $8.5 billion, up $523.1 million or 6.52 percent from the December 31, 2002 balance of $8.0 billion. Excluding the effect of the assumption of $558.8 million in deposits as part of the Admiralty acquisition, deposits would have decreased slightly by $35.7 million from period to period. Total deposits averaged $8.3 billion for the first six months of 2003, increasing by $1.1 billion or 14.83 percent from the $7.2 billion averaged for the first six months of 2002. Excluding the average balance effect of deposits acquired as part of the Eagle and Admiralty acquisitions, average total deposits would have actually declined by $217.3 million. Money market accounts and CDs less than $100,000 are the deposit portfolio components that have driven the decrease in deposits, decreasing $130.7 million and $410.4 million, respectively, from period to period as customers have moved funds into accounts with easier access and flexibility.

Interest expense on deposits for the six months ended June 30, 2003 and 2002 totaled $56.0 million and $63.1 million, respectively. The declining rate environment resulted in a $14.0 million decrease in interest expense that was in part offset by $7.0 million of additional interest expense incurred due to increased deposit volumes. The annualized average cost of total interest-bearing deposits for the first six months of 2003 was 1.64 percent compared with 2.08 percent during the comparable period in 2002. The accretion of discounts recorded as a result of the acquisition of Predecessor by Royal Bank along with the acquisitions of Eagle and Admiralty by RBC Centura decreased the rate paid for the first three months of 2003 and 2002 by 14 basis points and 32 basis points, respectively. The remaining decrease in rates paid from period to period was the result of the rate environment and a change in product mix.

Other Funding Sources

Management utilizes alternative funding sources in addition to traditional deposits to fund balance sheet growth. In the absence of deposit growth during the first six months, short-term and long-term borrowings were relied upon to support earning asset growth. Alternative short-term borrowed funds principally include federal funds purchased, securities sold under repurchase agreements, warehouse lines of credit and master notes. On average, short-term borrowed funds increased by $687.8 million from the six months ended June 30, 2002 to average $3.6 billion for the six months ended June 30, 2003. The cost of funds incurred during the six months ended June 30, 2003 for short-term borrowings declined 37 basis points from the year-earlier period to a rate of 1.37 percent. The decline was predominantly the result of the decreasing interest rate environment that prevailed during 2002 and 2003. As depicted in Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on short-term borrowed funds decreased by $805,000 between periods, as the effect of lower interest rates generated a $6.1 million decline that was diminished by a $5.3 million increase associated with increasing volume.

Long-term debt consists predominantly of Federal Home Loan Bank (“FHLB”) advances, notes and lines of credit with affiliates, capital securities and subordinated bank notes, and ended the period at $3.9 billion compared to $3.2 billion as of December 31, 2002 an increase of $698.6 million or 21.60 percent. On average, long-term debt increased $1.3 billion or 52.40 percent from the six months ended June 30, 2002 to an average of $3.8 billion for the comparable 2003 period. Additional FHLB borrowings accounted for $566.0 million of the increase. The remaining increase was due to the issuance of $550.0 million of LIBOR based 5-year debentures to an indirect subsidiary of Royal Bank and a $162.0 million LIBOR based 5-year term loan with an indirect subsidiary of Royal Bank during the first quarter of 2003. When compared with the year-earlier period, the cost of funds for long-term debt decreased by 59 basis points to 2.83 percent during the six months ended June 30, 2003. The decline was mainly the result of the decreasing interest rate environment that prevailed during 2002 and 2003. As shown in Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” interest expense on long-term debt increased by $11.2 million or 26.02 percent as the $19.6 million increase generated by increasing volume exceeded the $8.4 million decrease resulting from declining interest rates.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the first two quarters of 2003 was $282.3 million compared to net interest income of $255.3 million for same period in 2002, an increase of $27.0 million or 10.58 percent. On a taxable equivalent basis, net interest income for the same periods, respectively, increased $25.9 million over the 2002 period to total $286.7 million. As shown in Table 5, “Net Interest Income and Volume/Rate Analysis, Taxable Equivalent Basis” the increase in net interest income, on a taxable equivalent basis, was driven by volume variances, which contributed $43.0 million to the increase, offset by a decrease of $17.0 million due to rate variances.

The net interest margin for the first six months of 2003 was 3.64 percent, a 33 basis point decrease from the net interest margin experienced during the first six months of 2002. The decline was predominantly due to spread compression resulting from the decreased interest rate environment.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES (AFLL)

As of June 30, 2003 and December 31, 2002, the AFLL was $139.4 million and $125.4 million, respectively, or 1.51 percent and 1.46 percent, respectively, of total loans outstanding. The Admiralty acquisition resulted in $5.5 million of the AFLL increase while the remaining growth was a response to an increasing trend in non-performing assets resulting from a weak economy. Refer to Table 3 “Nonperforming Assets and Past Due Loans” and Table 2 “Analysis of Allowance for Loan Losses” for additional asset quality information.

Total nonperforming assets (“NPAs”) were $121.3 million at June 30, 2003, an increase of $19.4 million or 19.06 percent over the December 31, 2002 balance of $101.9 million. The increase was driven by an increase of $17.6 million in commercial nonaccruals, $14.1 million of which was associated with three specific relationships. NPA’s as a percentage of total assets were 0.63 percent and 0.55 percent at June 30, 2003 and December 31, 2002, respectively. The AFLL provides coverage at 1.33 times and 1.46 times the nonperforming loan balance at June 30, 2003 and December 31, 2002, respectively. See Table 3, “Nonperforming Assets and Past Due Loans”, for further information.

Net charge-offs for the first two quarters of 2003 were $14.8 million compared to $18.8 million for the prior year period. As a percentage of average loans, net charge-offs were 0.32 percent and 0.47 percent for the first six months of 2003 and 2002, respectively (annualized). Charge-offs in 2003 principally occurred in the commercial loan portfolio and in consumer lending. The provision for loan losses remained substantially unchanged, decreasing slightly by $182,000 from the first six months of 2002 to $23.3 million during the first six months of 2003.

As required by the Federal Reserve guidelines governing related party transactions, assets acquired in the RBC Mortgage merger that subsequently become low quality within two years following the merger are to be transferred out of RBC Centura Bank or its subsidiaries on a quarterly basis. During the second quarter of 2003, $11.1 million of low quality assets (“LQAs”) acquired in the RBC Mortgage merger were sold to comply with these guidelines of which $4.0 million were classified as loans held for sale. LQAs are defined as assets classified as “substandard”, “doubtful”, or “loss” or treated as “special mention” or “other transfer risk problems”, an asset in a nonaccrual status, an asset on which principal or interest payments are more than thirty days past due, an asset whose terms have been renegotiated or compromised due to the deteriorating financial condition of the obligor or an asset acquired through foreclosure, repossession, or otherwise in satisfaction of a debt previously contracted, if the asset has not yet been reviewed in an examination or inspection. A loss on MLHFS of $676,000 was recognized in noninterest income while a loan charge-off of $104,000 was recorded for the disposition of loans from the portfolio.

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

NONINTEREST INCOME AND EXPENSE

Noninterest income for the first six months of 2003 totaled $179.9 million, up $43.8 million or 32.24 percent from the $136.0 million amount for the comparable period in 2002. As a percentage of total revenues (defined as the sum of net interest income, plus noninterest income), noninterest income was 38.91 percent and 34.76 percent for the six months ended June 30, 2003 and 2002, respectively.

Mortgage income, the largest component of noninterest income, comprised 58.33 percent of total noninterest income and increased by $40.3 million or 62.32 percent when compared with the year earlier period to total $104.9 million during the first six months of 2003. Mortgage income is primarily comprised of mortgage loan sale income, origination fees and servicing income. Increases were generated primarily by increasing loan sale volume as the amount of loans sold increased from $4.4 billion during the first six months of 2002 to $8.1 billion during the first six months of 2003. Gains realized on sales of investment securities increased by $14.4 million from the six month period ended June 30, 2002 to $16.8 million during the six months ended June 30, 2003. Other service charges, commissions and fees declined $2.7 million to $11.0 million compared to the prior year quarter primarily due to decreased brokerage commissions resulting from the transfer of full service investment brokers and their associated accounts to RBC Dain Rauscher, an entity under the common control of Royal Bank. Fees for trust services also declined $2.3 million from period to period to amount to $2.3 million during the first six months of 2003 as a result of the decision to transfer this line of business to other entities under the common control of Royal Bank. Also contributing to the decrease in other noninterest income, were amortized losses of $3.2 million resulting from the termination of interest rate swaps as described in Note 11 of the Notes to Consolidated Financial Statements. The remaining components of noninterest income remained relatively consistent during the first six months of 2003 when compared with the year earlier period.

Noninterest expense totaled $329.5 million during the six months ended June 30, 2003, an increase of $61.9 million over the year earlier period. The largest factor contributing to the increase was personnel expense, increasing $33.9 million or 24.04 percent to $174.9 million during the six months ended June 30, 2003. RBC Centura’s Mortgage Banking Segment experienced an increase in personnel expense of $20.8 million as the result of increased overtime, incentive pay and temporary assistance generated by the large increase in loan sale volume from period to period. Personnel expense in our Retail Banking Segment increased by $13.1 million primarily driven by ordinary increases in personnel costs and the number of employees added from acquisition activity.

Occupancy expenses increased $6.8 million due to additional branches from acquisitions and the accrual of lease obligations resulting from the relocation of a regional support center. Intangible amortization increased $1.9 million, a direct result of the core deposit intangibles recorded in the Eagle and Admiralty acquisitions. As compared to the first half of 2002, professional fees, outsourced services, and data processing and software costs exhibited an increase of $8.8 million and were incurred to support product and systems development and franchise expansion into new markets. Also, merger related charges $3.2 million were recorded due to the Admiralty acquisition. Increased marketing activities, along with expenses related to the acquisition of the naming rights to the sports and entertainment facility (now known as the “RBC Center”), generated growth in marketing expense of approximately $4.2 million. The remaining increase in noninterest expense was spread across the various other operating and administrative expense categories.

EQUITY AND CAPITAL RESOURCES

Shareholder’s equity amounted to $2.6 billion as of June 30, 2003 and December 31, 2002. The slight growth realized of $38.8 million was the result of an increase in retained earnings due to income realized during the first six months of 2003, which was diminished by a decline in Accumulated Other Comprehensive Income (“AOCI”). Unrealized gains on available for sale securities, net of tax, were $58.0 million as of June 30, 2003 compared with unrealized gains of $79.3 million as of December 31, 2002. Losses recognized within AOCI related to derivatives designated as cash flow hedges under SFAS 133 generated a reduction in shareholder’s equity of $10.0 million.

RBC Centura’s capital ratios are greater than minimums required by regulatory guidelines. It is RBC Centura’s intent to maintain an optimal capital and leverage mix within the regulatory framework while providing a basis for future growth. At June 30, 2003, RBC Centura had the required capital levels to qualify as well capitalized. See Table 4, “Capital Ratios” for a summary of capital ratios.

Table 1

NET INTEREST INCOME ANALYSIS-TAXABLE EQUIVALENT BASIS

	Six months Ended June 30, 2003			Six months Ended June 30, 2002
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Loans, including fees	$9,303,982	$257,001	5.52%	$8,166,326	$243,703	5.96%
Taxable securities	4,635,925	108,722	4.69	3,792,658	112,294	5.92
Tax-exempt securities	86	4	9.30	34,413	836	4.86
Short-term investments	45,481	430	1.88	30,869	570	3.67
Mortgage loans held for sale	1,750,954	55,922	6.39	1,079,510	35,418	6.56

Interest-earning assets, gross	15,736,428	422,079	5.36	13,103,776	392,821	5.99
Net unrealized gains on available for sale securities	117,585			60,938
Other assets, net	2,987,671			2,529,528

Total assets	$18,841,684			$15,694,242

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest checking	$1,304,860	$3,051.47%		$1,097,320	$2,607.48%
Money market	2,105,356	11,948	1.14	1,940,594	14,032	1.46
Savings deposits	274,412	677.50		228,097	849.75
Time deposits	3,194,655	40,371	2.55	2,843,029	45,633	3.24

Total interest-bearing deposits	6,879,283	56,047	1.64	6,109,040	63,121	2.08
Borrowed funds	3,640,118	25,001	1.37	2,952,357	25,806	1.74
Long-term debt	3,815,195	54,287	2.83	2,503,355	43,078	3.42

Interest-bearing liabilities	14,334,596	135,335	1.89	11,564,752	132,005	2.29

Demand, noninterest-bearing	1,425,849			1,123,590
Other liabilities	444,197			488,478
Shareholder’s equity	2,637,042			2,517,422

Total liabilities and shareholder’s equity	$18,841,684			$15,694,242

Interest rate spread			3.47%			3.70%
Net yield on interest-earning assets, gross	$15,736,428	$286,744	3.64%	$13,103,776	$260,816	3.97%

Taxable equivalent adjustment		$4,403			$5,489

Table 2

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	At and for the
	Six months ended				Year ended December, 31, 2002
	June 30, 2003		June 30, 2002
	(dollars in thousands)

Allowance for loan losses at beginning of period	$125,422		$106,220		$106,220
Allowance related to loans transferred or sold	—		—		(202)
Allowance for acquired loans	5,470		—		12,053
Provision for loan losses	23,291		23,473		45,439
Loans charged off	(19,116)		(21,873)		(45,102)
Recoveries on loans previously charged off	4,321		3,029		7,014

Net charge-offs	(14,795)		(18,844)		(38,088)

Allowance for loan losses at end of period	$139,388		$110,849		$125,422

Loans at period end	$9,256,321		$8,297,024		$8,603,816

Average loans	9,303,982		8,166,326		8,456,699
Nonperforming loans	104,777		92,494		85,892

Allowance for loan losses to total loans	1.51%		1.34%		1.46%

Net charge-offs to average loans	.32		.47		.45

Allowance for loan losses to nonperforming loans	1.33	x	1.20	x	1.46	x

Table 3

NONPERFORMING ASSETS AND PAST DUE LOANS

	June 30, 2003	December 31, 2002
	(dollars in thousands)
Nonaccrual loans	$104,777	$85,892
Foreclosed property	16,501	15,967

Total nonperforming assets	$121,278	$101,859

Accruing loans past due ninety days or more	$15,840	$10,005

Nonperforming Assets To:
Loans and foreclosed property	1.31%	1.18%
Total assets	0.63	0.55

Table 4

CAPITAL RATIOS

	Tier 1 Capital	Total Capital	Tier 1 Leverage
June 30, 2003	8.9	13.6	6.3
December 31, 2002	10.6	16.3	7.2
Minimum requirement	4.0	8.0	4.0

Table 5

NET INTEREST INCOME AND VOLUME/RATE ANALYSIS

TAXABLE EQUIVALENT BASIS

	Six months ended June 30, 2003 and 2002
		Variance attributable to:
	Income/ Expense Variance	Volume	Rate
	(thousands)
INTEREST INCOME
Loans, including fees	$13,298	$32,171	$(18,873)
Taxable securities	(3,572)	22,285	(25,857)
Tax-exempt securities	(832)	(1,232)	400
Short-term investments	(140)	205	(345)
Mortgage loans held for sale	20,504	21,469	(965)

Total interest income	29,258	74,898	(45,640)

INTEREST EXPENSE
Interest checking	444	486	(42)
Money market	(2,084)	1,119	(3,203)
Savings deposits	(172)	151	(323)
Time deposits	(5,262)	5,203	(10,465)

Total interest-bearing deposits	(7,074)	6,959	(14,033)
Borrowed funds	(805)	5,341	(6,146)
Long-term debt	11,209	19,637	(8,428)

Total interest expense	3,330	31,937	(28,607)

Net interest income	$25,928	$42,961	$(17,033)

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Omitted Pursuant to General Instruction H. (2)(c) of Form 10-Q.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report of Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of the Company’s Chief Executive Officer

(b)	Certification of the Company’s Chief Financial Officer

Section 1350 Certifications

(a)	Certification of the Company’s Chief Executive Officer

(b)	Certification of the Company’s Chief Financial Officer

(b)	Reports on Form 8-K:

On April 15, 2003, RBC Centura filed a current report on Form 8-K/A to provide financial statements of RBC Mortgage Company, acquired on January 31, 2003, and pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

RBC CENTURA BANKS, INC.
Registrant

Date: August 14, 2003	By:	/s/ Paul S. Musgrove

Paul S. Musgrove Chief Financial Officer

RBC CENTURA BANKS, INC.

EXHIBIT LIST

Exhibit Number.	Description of Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications
(a) Certification of the Company’s Chief Executive Officer
(b) Certification of the Company’s Chief Financial Officer

32	Section 1350 Certifications
(a) Certification of the Company’s Chief Executive Officer
(b) Certification of the Company’s Chief Financial Officer